Form 10-Q
period 1995-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1995-11-13
CIK 825788

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1995
                                    --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to
     _________________________


                        Commission file number  0-16722


                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                  36-6845083
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)



         101 West 11th Street, Suite 1110, Kansas City, Missouri 64105
          (Address of principal executive offices, including zip code)


                                 (816) 421-7444
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes          No    X
                                         --------    --------

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    ----------------------------------------

                                     ASSETS



                                                            (Unaudited)
                                                           September 30,   December 31,
                                                                1995           1994
                                                           --------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3)
     Land                                                    $ 7,358,073    $ 7,358,073
     Buildings and improvements                               12,070,525     12,070,525
     Equipment                                                   246,896        246,896
     Accumulated depreciation                                 (3,989,169)    (3,712,602)
                                                             -----------    -----------

         Net investment properties and equipment              15,686,325     15,962,892
                                                             -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)               274,979        303,811
                                                             -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                   679,868      1,169,554
     Cash restricted for real estate taxes                        43,486          6,910
     Cash held in Indemnification Trust(NOTE 11)                 263,246        191,798
     Rents and other receivables (net of allowance of
       $152,441 in 1995 and $151,161 in 1994)                     98,693         68,303
     Deferred rent receivable                                    119,931        108,024
     Due from affiliated partnerships(NOTE 12)                   110,416        149,435
     Prepaid insurance                                             5,413          7,878
     Unsecured notes receivable from lessees                           0          5,270
     Deferred loan costs (net of accumulated amortization
       of $53,739 in 1995 and $51,753 in 1994)                     5,295          7,281
                                                             -----------    -----------

         Total other assets                                    1,326,348      1,714,453
                                                             -----------    -----------

DUE FROM FORMER AFFILIATES:(NOTE 2)
     Due from former general partner affiliates                1,125,814      1,144,448
     Allowance for uncollectible amounts due from
       former affiliates                                        (830,051)      (830,051)
     Restoration cost receivable                                 815,749        606,430
     Allowance for uncollectible restoration receivable         (815,749)      (606,430)
                                                             -----------    -----------

         Due from former affiliates, net                         295,763        314,397
                                                             -----------    -----------

         Total assets                                        $17,583,415    $18,295,553
                                                             ===========    ===========



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    ----------------------------------------



                                                                              (Unaudited)
                                                                             September 30,     December 31,
                                                                                  1995             1994
                                                                             -------------     -------------
LIABILITIES:
       Mortgage notes payable (NOTE 6)                                       $  1,148,531       $  1,155,528
       Accounts payable and accrued expenses                                       79,320             43,787
       Payable to tenant                                                                0            144,000
       Due to current General Partner                                               1,069              1,673
       Accrued interest payable                                                   160,294            121,026
       Security deposits                                                          125,410            125,410
       Real estate taxes payable                                                   43,486            132,946
       Unearned rental income                                                      72,000                  0
                                                                             ------------       ------------

           Total liabilities                                                    1,630,110          1,724,370
                                                                             ------------       ------------

CONTINGENT LIABILITIES: (NOTES 10 AND 14)

PARTNERS' CAPITAL:(NOTES 1, 4 AND 14)
       Former general partners -
           Capital contributions                                                      100                100
           Cumulative net income                                                  789,806            789,806
           Cumulative cash distributions                                                0                  0
           Reallocation of former general partners'
             capital to Limited Partners                                         (789,906)          (789,906)
                                                                             ------------       ------------
                                                                                        0                  0
                                                                             ------------       ------------

       Current General Partner -
           Cumulative net income                                                   27,784             19,530
           Cumulative cash distributions                                          (11,820)            (8,518)
                                                                             ------------       ------------

                                                                                   15,964             11,012
                                                                             ------------       ------------

       Limited Partners (25,000 interests outstanding) -
           Capital contributions, net of offering
             costs                                                             22,270,578         22,270,578
           Cumulative net income                                                9,908,598          9,091,428
           Cumulative cash distributions                                      (17,031,741)       (15,591,741)
           Reallocation of former
             general partners' capital                                            789,906            789,906
                                                                             ------------       ------------

                                                                               15,937,341         16,560,171
                                                                             ------------       ------------

               Total partners' capital                                         15,953,305         16,571,183
                                                                             ------------       ------------

               Total liabilities and partners' capital                       $ 17,583,415       $ 18,295,553
                                                                             ============       ============



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                                     Three months ended                 Nine Months ended
                                                                         September 30,                     September 30,
                                                                  ------------------------           -----------------------
                                                                      1995        1994                  1995         1994
                                                                  -----------  -----------           ----------   ----------
REVENUES:
     Rental income                                                   $490,314     $543,806           $1,458,060   $1,649,192
     Interest income on direct financing leases                         6,923        8,062               21,648       24,982
     Interest income                                                    5,472        5,977               27,522       12,733
     Other Income                                                         991        2,806                2,782       34,374
                                                                     --------     --------           ----------   ----------

                                                                      503,700      560,651            1,510,012    1,721,281
                                                                     --------     --------           ----------   ----------
EXPENSES:
     Partnership management fees paid
       to current General Partner                                      20,861       23,772               66,980      72,774
     Restoration fees - current General Partner                            67          322                  745         950
     Insurance                                                          4,540        9,841               14,550      31,907
     General and administrative(NOTE 9)                                 9,854       13,502               42,236      56,001
     Interest                                                          28,175       71,325               83,570     213,282
     Real estate taxes, including interest and penalties                 (195)       9,697                   52      21,560
     Expenses incurred due to default by lessee                         4,642          123                6,433         749
     Professional services                                             32,379       20,439               93,280      80,248
     Professional services related to Investigation                    41,326       25,216               85,718      56,827
     Advisory board fees and expenses                                   4,426        4,262               12,471      15,461
     Depreciation                                                      89,829      108,141              276,566     324,422
     Amortization                                                         662        1,807                1,986       5,420
                                                                     --------     --------           ----------   ---------
                                                                      236,566      288,447              684,587     879,601
                                                                     --------     --------           ----------   ---------
NET INCOME                                                           $267,134     $272,204           $  825,425  $  841,680
                                                                     ========     ========           ==========  ==========

NET INCOME - CURRENT GENERAL PARTNER                                 $  2,671     $  2,722           $    8,254  $    8,417

NET INCOME - LIMITED PARTNERS                                         264,463      269,482              817,171     833,263
                                                                     --------     --------           ----------  ----------

                                                                     $267,134     $272,204           $  825,425  $  841,680
                                                                     ========     ========           ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 25,000 interests outstanding                      $10.58       $10.78               $32.69      $33.33
                                                                       ======       ======               ======      ======


        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                           Nine months ended September 30,
                                                                     -------------------------------------------
                                                                         1995                           1994
                                                                     ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   825,425                    $   841,680
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                                    278,552                        329,842
         Interest applied to Indemnification Trust Account                (11,448)                        (1,798)
         Increase in unearned rental income                                72,000                         44,118
         (Increase)/Decrease in rents and other receivables               (29,784)                        32,348
         (Increase) in long-term rent receivable                          (11,907)                             0
         (Deposits)/Withdrawals for payment of real estate taxes          (36,576)                         6,151
         Decrease in prepaid expenses                                       2,465                         28,519
         Increase in accounts payable and accrued expenses                 34,928                          8,670
         (Decrease) in security deposits                                        0                         (9,691)
         (Decrease) in payable to tenant                                 (144,000)                             0
         Increase/(Decrease) in due to current General Partner               (604)                           (33)
         Increase in accrued interest payable                              39,267                              0
         (Decrease) in real estate taxes payable                          (89,460)                       (56,010)
                                                                     ------------                    -----------

             Net cash provided from operating activities                  928,858                      1,223,796
                                                                     ------------                    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Deposits to Indemnification Trust cash account                       (60,000)                       (50,000)
     Payments from affiliated partnerships                                 39,019                         45,851
     Recoveries from former affiliates                                     18,634                         23,761
     Principal payments received on direct financing leases                28,832                         31,808
     Principal receipts on notes receivable                                 5,270                         22,852
                                                                     ------------                    -----------

             Net cash from investing activities                            31,755                         74,272
                                                                     ------------                    -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                  (6,997)                       (43,088)
     Cash distributions to Limited Partners                            (1,440,000)                    (1,210,000)
     Cash distributions to current General Partner                         (3,302)                        (2,280)
                                                                     ------------                    -----------

             Net cash (used in) financing activities                   (1,450,299)                    (1,255,368)
                                                                     ------------                    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (489,686)                        42,700
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,169,554                        664,475
                                                                     ------------                    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   679,868                    $   707,175
                                                                     ============                    ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                       $    44,302                    $   174,014
                                                                     ============                    ===========



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

DiVall Insured Income Fund Limited Partnership (the "Partnership") was formed on November 29, 1985, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1986, consisted of $110, representing aggregate capital contributions of $100 by the former general partners and $10 by the Initial Limited Partner. The Partnership initially offered 15,000 additional limited partnership interests ("Interests") at $1,000 per Interest. Subsequently, the former general partners exercised their option to increase the offering to 25,000 Interests. The offering closed on March 16, 1988 at which point 25,000 Interests had been sold, resulting in the receipt by the Partnership of offering proceeds of $22,270,578, net of offering costs and after volume discounts.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Prior to 1992, depreciation of the properties was provided on a straight-line basis over estimated useful lives of 20 to 25 years which generally approximated the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years which management believes is a better representation of the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 years.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

Cash and cash equivalents include cash on deposit in financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for the purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the bankruptcy or termination of the existing General Partner, unless an additional General Partner is previously elected by the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1994, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $4,000,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,000,000, of which approximately $1,942,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1995. The 9% interest accrued as of September 30, 1995, amounted to approximately $407,000 and is not reflected in the accompanying income statement. As of December 31, 1994, $1,751,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $13,500,000. As of December 31, 1994, PMA savings representing cost savings to the Partnerships as a result of the implementation of the Permanent Manager Agreement, are estimated to approximate $565,000, of which approximately $43,000 is attributed to the Partnership. PMA savings are not credited against the due from former affiliates account on the financial statements of the Partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at September 30, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount, if any, that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of September 30, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended

December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record in the period discovered certain immaterial errors discovered during 1993 which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.


3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1995, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) former Porterhouse
restaurant, one (1) BW-III restaurant, and one (1) Fazoli's restaurant.   The 22
properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At September 30, 1995 and December 31, 1994, these costs totalled approximately $226,000 and $169,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently marketing for sale the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at September 30, 1995, of $250,000 which approximates the estimated net realizable value.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During March 1994, the Partnership's Happy Joe's restaurant located in Des Moines, Iowa, became vacant. Management executed a new lease on the property during February 1995 with Fazoli's restaurant. In September 1994, the Partnership's Denny's restaurant in Hopkins, Minnesota, was closed by the tenant. However, the tenant continues to pay rent and has executed a lease with a sub-tenant, BW-III. During January 1995, the Partnership evicted the tenant of the Porterhouse restaurant in Chicago, Illinois and took possession of the property. The tenant in this property was delinquent and in bankruptcy throughout 1994. Management has listed the property for re-lease.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

Prior to 1992, depreciation of the properties was provided on a straight-line basis over estimated useful lives of 20 to 25 years which generally approximated the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years which management believes is a better representation of the estimated useful lives of the buildings and improvements.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992.
Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $3,601 to date on the amounts recovered.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.


4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the former general partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions would be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts, as defined, in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

Net proceeds, as originally defined, were to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital, (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a 14% per annum, cumulative simple return thereon from the Return Calculation Date, including in the calculation of such return, all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds of this clause, and (c) then, to Limited Partners, 88%, and to the former general partners, 12%, of remaining Net Proceeds available for distribution.

Under the terms of the Partnership Agreement, the General Partners were obligated to create and contribute to an escrow fund an amount equal to 25% of Net Cash Receipts distributed to the General Partners. At December 31, 1993, the General Partner had contributed $1,974 to the fund. The fund was to be used to repurchase interests of Limited Partners that exhibited hardship, at the determination of the General Partner, and for distributions to the Limited Partners upon final dissolution of the Partnership to permit the Limited Partners to receive an amount equal to their Liquidation Preference of 14% per annum. During 1994, it was determined that the amounts being funded to the escrow fund were immaterial, and the fund was eliminated. Amounts paid to the escrow fund were returned to the Partnership.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo

Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to the current General Partner provided that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a 14% per annum, cumulative simple return therein from the Return Calculation Date, including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to it attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a Competitive Real Estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the Competitive Real Estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 10.)


5.   LEASES:
     -------

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon a percentage of gross sales in excess of specified sales levels. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income, except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                Year ending
                December 31,
                   1995                       $ 1,671,784
                   1996                         1,671,784
                   1997                         1,671,784
                   1998                         1,633,700
                   1999                         1,635,900
                  Thereafter                   13,294,258

6.  MORTGAGE NOTES PAYABLE:
    -----------------------

At September 30, 1995, mortgage notes payable consist of the following:

             Outstanding
             Principal Balance   Interest Rate    Maturity Date
             -----------------   -------------   ---------------
          a.      294,060        prime + 2.5%    September, 1997
          b.      254,471                9.5%    September, 1997
          c.      600,000        prime + 2.0%    August, 1992
               ----------
               $1,148,531
               ==========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due.
          The note is secured by a mortgage on a BW-III restaurant located in Hopkins, Minnesota, with a net book value at September 30, 1995 of $644,000. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at September 30, 1995, of $497,000. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of September 30, 1995, the Partnership has not paid debt service on this note. Management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,213,000 at September 30, 1995. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $160,000 was accrued, but unpaid, as of September 30, 1995.

          Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                       Year Ending
                       December 31,
                       1995             $  6,965
                       1996               15,261
                       1997              526,305
                                        --------
                                        $548,531
                                        ========

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 1995 and 1994, are as follows:

                           Incurred as of        Unpaid at         Incurred as of
Current General Partner  September 30, 1995  September 30, 1995  September 30, 1994
-----------------------  ------------------  ------------------  ------------------
Management fees               $ 66,980             $ (610)            $72,774
Restoration fees                   745                  0                 950
Overhead allowance               5,505                  0               5,359
Reimbursement for
 out-of-pocket expenses          9,446                  0               5,777
Cash distribution                3,302              1,069               2,280
                              --------             ------             -------
                              $ 85,978             $  459             $87,140
                              ========             ======             =======

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is composed of the following as of September 30, 1995:

     Minimum lease payments receivable          $339,637
     Less - Unearned income                      (64,658)
                                                --------
     Net investment in direct financing leases  $274,979
                                                ========

Scheduled future minimum lease payments are as follows:

                       Year ending
                       December 31,
                       1995           $ 25,240
                       1996             75,720
                       1997             75,720
                       1998             75,720
                       1999             75,720
                       Thereafter       11,517
                                      --------
                                      $339,637
                                      ========

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended September 30, 1995 and 1994, general and administrative expenses incurred by the Partnership were as follows:

                                     Three months ended  Nine months ended
                                       September 30,      September 30,
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
     Communication costs              $6,956   $ 7,176   $28,704   $28,614
     Travel costs                        193     1,541     1,078     4,236
     Overhead allowance                1,846     1,797     5,505     5,359
     Other administration                519     2,938     1,408     7,754
     Registration and filing fees        340        50     2,176     4,276
     Income tax expense                    0         0     3,365     5,762
                                      ------   -------   -------   -------
                                      $9,854   $13,502   $42,236   $56,001
                                      ======   =======   =======   =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of September 30, 1995, the Partnership may owe the current General Partner $7,349, which is currently reflected as a recovery, if certain specified recovery levels are achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1995. Funds are invested in U.S. Treasury securities. In addition, interest totaling $13,246 has been credited to the Trust as of September 30, 1995. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been offset by $189,983 received from DiVall 3. At September 30, 1995, the Partnership was owed $110,416 from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of September 30, 1995, the Partnerships recovered a total of $665,295 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $88,929. Additionally, $57,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $7,349 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 10.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable interim accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.


13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The trial of the case will take place in Iowa County, Wisconsin and has been scheduled to begin March 16, 1996. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third-party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were voluntarily dismissed.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 2 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the General Partner interests in such Private Partnerships often has little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in fourteen (14) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $624,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the loan is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of September 30, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of September 30, 1995, interest in the amount of $160,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit, and the appeal has been argued and submitted to the court. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships. Therefore, regardless of the outcome of the litigation the Partnership will pay the total liability to either Boatmen's or the Restoration Trust. The Partnership's restoration percentage of any amount paid to the Restoration Trust will then be returned as a recovery.

14.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was $789,906. Because any amount payable to the former general partners with respect to their capital accounts is subject to (a) the satisfaction of certain preferential return requirements for the Limited Partners (See Note 4); and (b) the assignment of such amounts to the Partnerships with respect to the amounts due to the Partnerships from the former general partners, payment to the former general partners with respect to their capital account balances as of May 26, 1993, is highly remote. In the unlikely event that the Partnership would owe the former general partners any residual amount, such amounts would be due the restoration fund for the benefit of all the Partnerships, and therefore represent a contingent liability. At December 31, 1993, the former general partners' capital account balance in the amount of $789,906 was reallocated to the Limited Partners.

15.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1995, the Partnership will make distributions to the Limited Partners of $350,000 amounting to $14.00 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1995, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership has not sold any investment properties during 1995. However, the Partnership is currently marketing for sale the vacant land in Colorado Springs, Colorado. The Partnership executed a lease on the former Happy Joe's restaurant in Des Moines, Iowa, during February 1995, and is currently negotiating a potential lease for the former Porterhouse restaurant in Chicago, Illinois.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $275,000 at September 30, 1995, compared to $304,000 at December 31, 1994. The decrease of $29,000 was a result of principal payments received during the year.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $723,000 at September 30, 1995, compared to $1,176,000 at December 31, 1994. The decrease is primarily due to the fourth quarter 1994 distribution in the amount of $675,000 paid to the Limited Partners during the first quarter of 1995. The Partnership designated cash of $350,000 to fund the Third Quarter 1995 distributions to Limited Partners, $240,000 for the payment of quarter-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally, should any significant unforeseen costs occur. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, and deposited $100,000 in the Trust during 1993 and $90,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of The Provo Group, Inc.
(TPG), in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. The Partnership completed the funding of the Trust with an additional $60,000 during the First Quarter of 1995. For additional information regarding the Trust, refer to Note 11 to the financial statements included in Item 1 of this report.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, AND DEFERRED INCOME
---------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,126,000 at September 30, 1995. The receivable decreased from December 31, 1994, due to $18,000 of recoveries received during the first nine months of 1995 from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $606,000 at December 31, 1994, to $816,000 at September 30, 1995, and includes $407,000 of cumulative accrued interest.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at September 30, 1995. Pending the outcome of litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements included in Item 1 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. During 1994 and 1995, recoveries allocated to DiVall 3 were used to partially repay amounts owed to the Partnership. At September 30, 1995, the remaining amount due from DiVall 3 was $110,000.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to that date there can be no assurance that all transactions recorded by the Partnership prior to that date, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of September 30, 1995.

LIABILITIES
-----------

Accounts payable and accrued expenses at September 30, 1995, amounted to approximately $79,000. The majority of this balance represented quarter-end accruals of legal and auditing fees, including fees related to the restoration.

Payable to Tenant of $144,000 at December 31, 1994, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was returned to the tenant during January 1995.

Real estate taxes payable amounted to $43,000 at September 30, 1995, compared to $133,000 at December 31, 1994. The decrease is primarily a result of amounts accrued for 1994 taxes on vacant properties which were paid during the first nine months of 1995.

PARTNERS' CAPITAL
-----------------

Net income for the quarter was allocated between the current General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 1 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the current General Partner during 1995 of $1,440,000 and $3,302, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1995 distribution of $350,000 will be paid to the Limited Partners on November 15, 1995.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

The Partnership reported net income for the quarter ended September 30, 1995, in the amount of $267,000 compared to $272,000 for the quarter ended September 30, 1994. Net income for the nine months ended September 30, 1995 and 1994 amounted to $825,000 and $842,000, respectively. Results for these periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates. The sale of three (3) Wendy's restaurants in Florida during the fourth quarter of 1994 resulted in lower revenues during 1995. However, the proceeds of the sale were used to repay mortgages on the properties which lowered interest cost. The lower interest cost along with decreased depreciation offset the effect of the decreased revenue.

REVENUES
--------

Total revenues were $504,000 and $561,000 for the quarters ended September 30, 1995 and 1994, respectively. Revenues for the nine month periods ended September 30, 1995 and 1994 were $1,510,000 and $1,721,000, respectively.
Revenue decreased from 1994 to 1995, primarily due to the sale of three (3) Wendy's restaurants in Florida during the fourth quarter of 1994. Additionally, during the first quarter of 1994, a $31,000 expense accrual from the prior year was reversed and credited to other income.

Based on leases currently in place on the remaining owned properties, total revenues should approximate $2,000,000 annually or $500,000 quarterly. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the quarters ended September 30, 1995 and 1994, cash expenses amounted to approximately 29% and 32% of total revenues, respectively. For the nine month periods ended September 30, 1995 and 1994, cash expenses amounted to 27% and 32% of total revenues respectively. Total expenses, including non-cash items, amounted to approximately 47% and 51% of total revenues for the quarters ended September 30, 1995 and 1994, respectively and totaled 45% and 51% of total revenues for the nine months ended September 30, 1995 and 1994, respectively. Items negatively impacting expenses during the periods include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, and real estate taxes.

For the quarters ended September 30, 1995 and 1994, expenses incurred in relation to the misappropriated assets amounted to $41,000 and $25,000, respectively. These expenses totaled $86,000 and $57,000 during the first nine months of 1995 and 1994, respectively. The accrual of unbilled out-of-pocket expenses related to the Ernst & Young lawsuit along with the payment of expert witness fees caused the increase during 1995. Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $100,000 for the year ending December 31, 1995. The Partnership pays 12.86% of the total restoration cost incurred by the Partnerships and receives the same percentage of all recoveries.

Interest expense for the third quarter of 1995 amounted to $28,000 compared to $71,000 for the same period in 1994. Three notes repaid during November 1994, had a favorable affect on interest expense during 1995.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" are being minimized currently as indicated by the comparative results of the Partnership's statements of income, and will continue to be minimized in the future.

INFLATION:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. If inflation causes operating margins to deteriorate for lessees, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.



                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The trial of the case will take place in Iowa County, Wisconsin and is scheduled to begin March 19, 1996. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director for DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were voluntarily dismissed.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 2 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the General Partner interests in such Private Partnerships often has little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in fourteen (14) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $624,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

The Partnerships have been named as defendants in certain foreclosure actions brought in state courts in Wisconsin. In each of these actions, the plaintiff seeks to foreclose on real property owned by one of the Private Partnerships. The Partnerships were named as subordinate lienholders on the properties. It is believed that none of these cases constitute a claim against the individual Public Partnerships. However, if the foreclosures are successful, the Private Partnerships' interest in the underlying real estate may be extinguished, rendering individual obligations to the Partnerships uncollectible. Such a foreclosure has occurred in one instance, and is pending in at least one other situation.

The Partnership is also pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of September 30, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1995, interest in the amount of $160,000 had been accrued, but was unpaid on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit, and the appeal has been argued and submitted to the court. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I,
Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated November 15, 1995 regarding the Third Quarter 1995 distributions.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the Third Quarter of fiscal year 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  November 10, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  November 10, 1995



By:  /s/Kristin J. Atkinson
     ------------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 10, 1995