Form 10-K405
period 1995-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1996-03-29
CIK 825788

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the fiscal year ended    December  31, 1995
                                 ----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    ----------------

                         Commission file number 0-17686

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

          WISCONSIN                                             39-1606834
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

          101 W. 11th Street, Suite 1110, Kansas City, Missouri 64105 (Address of principal executive offices, including zip code)

                                 (816) 421-7444
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
                                                             Partnership
                                                             Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

        Index to Exhibits located on page:       43 - 44
                                           --------------------

                                     PART I


ITEM 1.  BUSINESS

BACKGROUND
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993, and June 30, 1994. As of
December 31, 1995, the Partnership consisted of one General Partner and 2,756 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The misappropriation is more fully discussed under Recent Developments. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 1995, the Partnership owned 38 properties with specialty leasehold improvements in 18 of these properties, as more fully discussed in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites, and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since 95% of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine with any certainty which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership assets and future rental income potential by trying to re-lease any properties with rental defaults. External events which could impact the Partnership's liquidity are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leaseholders; and failure or withdrawal of any of the national franchises held by the Partnership's tenant. Each of these events, alone or in combination, would affect the liquidity level of leaseholders resulting in possible default by the tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

RECENT DEVELOPMENTS
-------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is in excess of $15,700,000, of which $6,353,000 has been allocated to the Partnership.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership's report on Form 8-K dated
May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement ("PMA"), the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the "Board").

THE PERMANENT MANAGER AGREEMENT
-------------------------------

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 1, DiVall 3, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement, as amended.

ADVISORY BOARD
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993 and held its first meeting in November 1993. The four person Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Board are advisory only. The Board has full and free access to the Partnership's books and records, and individual Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Board will be compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Board currently consists of a broker dealer representative, D. Todd Witthoeft of Calton and Associates, Inc. and a Limited Partner from each of the three Partnerships, Gerhard Zoller from DiVall 1, Michael Bloom from the Partnership, and Dr. Albert Eschen from DiVall 3. The position of industry representative was created for approximately a three (3) year period which ended January 31, 1996. For a brief description of each Board member refer to Item 10, Directors and Executive Officers of the Registrant.

RESTORATION PLAN
----------------

TPG, since the commencement of its management of the Partnerships, has been developing and implementing a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan currently focuses on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and (e) PMA savings.

     A. Personal Property. DiVall and Magnuson appear to have very few unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests include a mortgage on DiVall's residence and surrounding farm land.

     B. Promissory Notes. Pursuant to the PMA, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is being vigorously pursued, but the amount of potential recovery remains uncertain because many of the Private Partnerships are currently involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C. Land Contracts. The Partnerships have been assigned two land contracts from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA.

     D. Litigation. The Partnerships have initiated lawsuits against the Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Refer to Item 3, Legal Proceedings, and Note 13 to the financial statements included in Item 8 for additional information concerning the settlement of these lawsuits.

     E. PMA Savings. Pursuant to the terms of the PMA, The Provo Group, Inc. is to account to the former general partners for all of the following which are avoided or reduced by implementation of the PMA: (i) Fees payable to the general partner or entities controlled by the general partner, (ii) brokerage commissions, and (iii) residuals. Under the PMA, all such savings shall be credited against the amount owed the Partnership by the former general partners.

Total amounts recovered at December 31, 1995, amounted to $739,000, of which approximately $301,000 was allocated to the Partnership.

The total amount due the Partnerships from the former general partners and their affiliates as of December 31, 1995, as a result of the misappropriation of assets, approximates $15,700,000 which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

ITEM 2.  PROPERTIES

The Partnership's properties are leased under long-term leases, generally with terms of approximately 20 years. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions which require the tenant to pay a specified percentage (3% to 8%) of gross sales above a threshold amount.

The Partnership owned the following properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1995:

                                                                                                 Lease
 Acquisi-    Property Name                                         Purchase       Rental Per     Expiration      Renewal
tion Date    & Address                         Lessee              Price (1)      Annum          Date            Options
---------    ---------                         ------              ---------      -----          ----            -------
 03/11/88    Hallandale Tag Agency             Hallandale Auto     $  792,188     $ 30,000        5/31/00           (3)
             601 W Hallandale Beach Blvd       Tag Agency, Inc.
             Hallandale, FL

 03/11/88    Miami Subs                        QSR, Inc.              743,625       30,887        03-31-2016       None
             US-1 Near PGA Blvd
             Palm Beach, FL

 05/09/88    Hardee's                          Terratron, Inc.        802,750      101,160(6)     04-30-2008       None
             662 E Wisconsin Ave
             Oconomowoc, WI

 06/15/88    Denny's                           Phoenix Foods,       1,087,137(2)    98,000        08-20-2009        (3)
             8801 N 7th St                     Inc.
             Phoenix, AZ

 06/15/88    Denny's (4)                       Phoenix Foods,         520,126(2)    93,000        01-30-1993        (3)
             2201 W Camelback                  Inc.
             Phoenix, AZ

 07/15/88    Hooter's                          TWI X, Inc.          1,346,719       95,000        07-14-2008       None
             7669 Grapevine Hwy
             N Richland Hills, TX

 07/22/88    Hardee's (5)                      Terratron, Inc.        591,038(2)    55,440(6)     07-31-2007        (3)
             9400 S 2000 E
             Sandy, UT

                                                                                                    Lease
 Acquisi-    Property Name                                            Purchase         Rental Per   Expiration   Renewal
tion Date    & Address                         Lessee                 Price (1)        Annum        Date         Options
---------    ---------                         ------                 ---------        -----        ----         -------
 08/01/88    Hardee's                          Terratron, Inc.        1,091,190(2)     102,000(6)   05-31-2008     None
             106 N Chicago Ave
             S Milwaukee, WI

 08/15/88    Denny's                           First Foods, Inc.      1,155,965(2)      83,000      08-30-2009      (3)
             2360 W Northern Ave
             Phoenix, AZ

 08/22/88    Hardee's                          Terratron, Inc.          825,730(2)      77,880(6)   08-31-2008     None
             9039 S Redwood
             West Jordan, UT

 09/09/88    Country Kitchen                   Vacant                   660,156              0               -        -
             555 33rd Ave
             Cedar Rapids, IA

 09/19/88    Applebee's                        Apple South, Inc.      1,579,094(2)     178,800      04-30-2008     None
             US Hwy 1 and Port St Lucie Blvd
             Port St Lucie, FL

 10/10/88    Kentucky Fried Chicken (5)        KFC National             451,230         60,000      06-30-2018     None
             1014 S St Francis Dr              Management Co.
             Santa Fe, NM

 10/14/88    Applebee's                        Apple South Inc.       1,348,180(2)     143,040      07-31-2008     None
             2114 Union St
             Memphis, TN

 12/22/88    Wendy's                           WenSouth Corp.           596,781         76,920      12-31-2008     None
             1721 Sam Rittenburg Blvd
             Charleston, SC

 12/22/88    Wendy's                           WenSouth Corp.           649,594         86,160      12-31-2008     None
             3013 Peach Orchard Rd
             Augusta, GA

 12/29/88    Popeye's                          Stillman Mgmt.           580,938         77,280      12-31-2009     None
             2562 Western Ave                  Co., Inc.
             Park Forest, IL

 02/21/89    Wendy's                           WenSouth Corp.           776,344         96,780      01-31-2009     None
             1901 Whiskey Rd
             Aiken, SC

 02/21/89    Wendy's                           WenSouth Corp.           728,813         96,780      01-31-2009     None
             1730 Walton Way
             Augusta, GA

 02/21/89    Wendy's                           WenSouth Corp.           528,125         70,200      01-31-2009     None
             347 Folly Rd
             Charleston, SC

 02/21/89    Wendy's                           WenSouth Corp.           580,938         77,280      01-31-2009     None
             361 Hwy 17 Bypass
             Mount Pleasant, SC

 03/14/89    Wendy's                           WenSouth Corp.           633,750         90,480      01-31-2009     None
             1004 Richland Ave
             Aiken, SC


                                                                                                   Lease
 Acquisi-    Property Name                                          Purchase       Rental Per      Expiration    Renewal
tion Date    & Address                       Lessee                 Price (1)      Annum           Date          Options
---------    ---------                       ------                 ---------      -----           ----          -------
 04/04/89    Denny's                         Lako's, Inc.           1,029,844        136,800       11-30-2008      None
             607 Internatl Speedway
             Daytona Beach, FL

 04/20/89    Hostetlers, BBQ                 Hickory Park, Inc.       897,813(2)      55,584       12-31-1997        (3)
             4875 Merle Hay
             Des Moines, IA

 04/28/89    Hardee's                        Terratron, Inc.          686,563         86,100(6)    04-30-2009      None
             1570 E Sumner St
             Hartford, WI

 05/05/89    Hardee's                        Terratron, Inc.          940,063(2)      90,540(6)    04-30-2009      None
             1265 E Geneva St
             Delavan, WI

 10/18/89    Hardee's                        Terratron, Inc.        1,421,983(2)     126,000(6)    04-30-2009      None
             4000 S 27th St
             Milwaukee, WI

 12/28/89    Village Inn                     Columbia VI,             845,000(2)      84,000       11-30-2009      None
             2451 Columbia Rd                L.L.C.
             Grand Forks, ND

 12/29/89    Wendy's                         WenSouth Corp.           660,156         87,780       12-31-2009      None
             1717 Martintown Rd
             N Augusta, SC

 12/29/89    Wendy's                         WenSouth Corp.           580,938         77,280       12-31-2009      None
             1515 Savannah Hwy
             Charleston, SC

 12/29/89    Wendy's                         WenSouth Corp.           633,750         84,120       12-31-2009      None
             3869 Washington Rd
             Martinez, GA

 01/01/90    Sunrise Preschool               Sunrise                1,182,735(2)     134,136       05-31-2009      None
             4111 E Ray Rd                   Preschools, Inc.
             Phoenix, AZ

 01/05/90    Denny's                         BLR, Inc.              1,025,830        133,380       09-30-2009      None
             1820 State Road 44
             New Smyrna Beach, FL

 01/05/90    Hardee's                        Terratron, Inc.        1,140,236(2)     105,960(6)    11-30-2009      None
             20 N Pioneer Rd
             Fond du lac, WI

 01/31/90    Blockbuster Video               Blockbuster              646,425         94,836       01-31-2001        (3)
             336 E 12th St                   Videos, Inc.
             Ogden, UT

 03/21/90    Denny's                         L&H Restaurants,       1,179,501(2)      78,000       04-30-2012        (3)
             688 N Blue Lakes Blvd           Inc.
             Twin Falls, ID

 05/02/90    Denny's (4)                     Phoenix Foods,           514,259(2)      87,000       05-30-1998        (3)
             3752 E Ind School               Inc.
             Phoenix, AZ


                                                                                                   Lease
 Acquisi-    Property Name                                          Purchase       Rental Per      Expiration    Renewal
tion Date    & Address                       Lessee                 Price (1)      Annum           Date          Options
---------    ---------                       ------                 ---------      -----           ----          -------
 05/31/90    Applebee's                      Thomas & King,         1,434,434(2)     135,780       10-31-2009      None
             2770 Brice Rd                   Inc.
             Columbus, OH

Footnotes.

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes cost of specialty leasehold improvements.
(3)  Renewal options available.
(4) Ownership of lessee's interest under a ground lease. The Partnership is responsible for payment of all rent obligations under the ground lease.
(5) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(6) Rent amount has been reduced for 1996 by a 1-year lease modification entered into with the tenant.

Terratron, Inc., the lessee of eight (8) Hardee's restaunrants has experienced sales difficulties over the past two years. Management entered into a one-year lease modification with the tenant which reduces base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible.

ITEM 3.  LEGAL PROCEEDINGS

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant
E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson; Gary DiVall; an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"); David Shea ("Shea"), former Acquisitions Director for DREIC; and Lisa Shatrawka, former Controller for DREIC and former Director of Fund Management with TPG. In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds available for deposit in the partnership's restoration escrow account approximate $900,000.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $525,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

The Partnerships have been named as defendants in certain foreclosure actions brought in state courts in Wisconsin. In each of these actions, the plaintiff seeks to foreclose on real property owned by one of the Private Partnerships. The Partnerships were named as subordinate lienholders on the properties. It is believed that none of these cases constitute a claim against the individual Public Partnerships. However, if the foreclosures are successful, the Private Partnerships' interest in the underlying real estate may be extinguished, rendering individual obligations to the Partnerships uncollectible. Such a foreclosure has occurred in one instance and is pending in at least one other situation.

The Partnership is also pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Although some interests have been traded, there is no active public market for limited partnership interests, and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1995 there were 2,756 record holders of limited partnership interests in the Partnership.

(c) The Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the amended Partnership Agreement. During 1995 and 1994, $3,430,000 and $3,178,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $5,080 and $8,959 in 1995 and 1994, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                    December 31, 1995, 1994, 1993, and 1992
                 (not covered by Independent Auditor's Report)

------------------------------------------------------------------------------
                               1995         1994         1993          1992
------------------------------------------------------------------------------
Total Revenue               $ 3,932,498  $ 4,190,932  $ 4,133,668  $ 4,196,272
------------------------------------------------------------------------------
Net Income (Loss)             1,782,105    2,158,283      804,920     (731,703)
------------------------------------------------------------------------------
Net Income (Loss) per
Limited Partner Interest          38.12        46.17        17.19       (14.22)
------------------------------------------------------------------------------
Total Assets                 27,134,604   29,455,349   31,288,856   33,584,432

------------------------------------------------------------------------------
Total Partners' Capital      26,464,478   28,117,453   29,146,593   30,695,089

------------------------------------------------------------------------------
Cash Distributions per
Limited Partnership               74.11        68.68        50.76        55.20
Interest
------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

(b) Data prior to 1992 is not shown due to the data being unreliable and a comparison would not be meaningful. The Partnership's prior auditors withdrew their report on such financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For comparative purposes, it should be noted that the three years presented in the financial statements reflect the results of management by different general partners. Until February 8, 1993, the Partnership was under the management of an interim manager, Barry A. Soble. On February 8, 1993, The Provo Group, Inc. replaced Mr. Soble as Permanent Manager. On May 26, 1993, TPG was elected as General Partner as a result of a solicitation of written consents of the Limited Partners.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at December 31, 1995, were originally purchased at a price, including acquisition costs, of approximately $32,890,000.

The former Wendy's restaurant located in Hallandale, Florida, was leased to the Hallandale Tag Agency during 1995. Rent commenced on December 1, 1995. This property was written down to its estimated net realizable value of $250,000 at December 31, 1994.

During the Fourth Quarter of 1994, the tenant of the Arby's restaurant in Champaign, Illinois notified the Partnership of its intent to exercise an option to purchase the property for $300,000. This property was written down to the option price of $300,000 at December 31, 1994. The sale closed during the Second Quarter of 1995. Management is not aware of any other unfavorable purchase options.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management has negotiated a potential sale of the property and is awaiting lender approval of environmental reports to close the sale.

Applesouth, the tenant of two Applebee's restaurants in Tennessee and Florida, notified Management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Applesouth during January 1996. Due to a dispute over the sale price for the Florida property, that potential sale is still pending.

Terratron, Inc., the lessee of eight (8) Hardee's restaunrants has experienced sales difficulties over the past two years. Management entered into a one-year lease modification with the tenant which reduces base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $591,000 at December 31, 1995, compared to $1,268,000 at December 31, 1994. The decrease of $677,000 was a result of principal and residual payments received during the year as well as the write-down of residual values to their estimated net realizable value.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes and a certificate of deposit held by the Partnership, was approximately $1,067,000 at December 31, 1995, compared to $1,651,000 at December 31, 1994. The Partnership designated cash of $650,000 to fund the Fourth Quarter 1995 distributions to Limited Partners, $240,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The decrease is primarily due to the application of a tenant security deposit held in a certificate of deposit at December 31, 1994, to the balance of its equipment lease. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 11 to the financial statements included in Item 8 of this report.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DEFERRED INCOME

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $3,529,000 at December 31, 1995. The receivable decreased from the prior year due to $64,000 of recoveries received during the year from the former general partners and their affiliates along with $1,000 of disposition fees paid to the restoration fund by the General Partner.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,880,000 at December 31, 1994, to $2,824,000 at December 31, 1995, and
includes $1,404,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships. As such, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at December 31, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 of the financial statements included in Item 8 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The

Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $192,000 due from DiVall 3 with a corresponding reduction reflected in professional expenses related to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 have been used to partially repay amounts owed to the Partnership. At December 31, 1995, the remaining amount due from DiVall 3 for restoration costs was $74,000.

The Partnership also recorded a receivable due from DiVall 1 in connection with the DeDan default. The Partnership and DiVall 1 were awarded a Denny's restaurant located in Phoenix, Arizona, in 1990 as a result of a lawsuit which the Partnerships brought against DeDan. The Partnership paid cash to DiVall 1 for its share of the property based on an internal valuation by the former general partners. Current management has evaluated the circumstances surrounding the transaction and has determined that the estimate of property value was overstated by the former general partners to enhance reported earnings. Accordingly, the Partnership recorded a receivable due from DiVall 1 in the amount of $236,000 for its overpayment in 1990, other revenue in the amount of $11,000, and reduced the investment in the property by $225,000. During 1994, the total amount due from DiVall 1 was repaid. Refer to Note 12 of the financial statements included in Item 8 of this report for further discussion.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of December 31, 1995.

LIABILITIES
-----------

During the Fourth Quarter of 1995, the Partnership paid off an equipment note which had an outstanding balance at December 31, 1994, of $395,000. The funds used to pay the equipment note were from the prepayment of an equipment lease by the tenant.

Accounts payable and accrued expenses at December 31, 1995, in the amount of $267,000, primarily represented the accrual of restoration costs related to the litigation against the former legal counsel, former auditors and a former general partner affiliate, along with year-end accruals of legal and auditing fees.

PARTNERS' CAPITAL
-----------------

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1995 of $3,430,000 and $5,080, respectively, have also been in accordance with the amended Partnership Agreement. The Fourth Quarter 1995 distribution, of $650,000, was paid to the Limited Partners on February 15, 1996.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of 1995 are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on the financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

The Partnership reported net income for the year ended December 31, 1995, in the amount of $1,782,000 compared to net income for the years ended December 31, 1994 and 1993, of $2,158,000 and $805,000 respectively. Results for all three years were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, tenant defaults, non-cash write-offs, and real estate taxes on vacant properties. The costs associated witht he misappropriation increased significantly during 1995 as the lawsuit against the former general partner accountants and attorneys got closer to trial.

REVENUES
--------

Total revenues were $3,932,000, $4,191,000, and $4,134,000, for the years ended December 31, 1995, 1994, and 1993, respectively. A decrease in fixed rents resulted from tenant turnover and modified leases.

Total revenues should approximate $3,000,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1995 to projected 1996 levels is a result of propety sales expected during 1996 as well as the one (1) year lease modification entered into with Terratron, the tenant of eight (8) Hardee's restaurants.

EXPENSES
--------

For the years ended December 31, 1995, 1994, and 1993, cash expenses amounted to approximately 29%, 27%, and 39%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 55%, 49%, and 75%, of total revenues for the years ended December 31, 1995, 1994, and 1993, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, non-cash write offs, property write-downs, real estate taxes, and equipment losses.

For the years ended December 31, 1995, 1994, and 1993, expenses incurred in relation to the misappropriated assets amounted to $417,000, $216,000, and $461,000, respectively. Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $112,000 for the year ending December 31, 1996.

Additional expenses impacting operating results are the allowance for uncollectible amounts due from the former general partners and their affiliates, write-offs of straight-line rent, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables are non-cash items and amounted to $112,000, $48,000, and $168,000 at December 31, 1995, 1994, and
1993, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. Adjustments will generally occur as a result of lease modifications that affect future increases in rental income previously straight-lined.

During 1995, the Miami Subs restaurant in Palm Beach, Florida was written down $255,000 to its estimated net realizable value of $400,000. The poor location of this property has required lease modifications for the tenant.

During 1994, the Arby's restaurant in Champaign, Illinois, was written down $34,000 to the purchase option price included in the lease of $300,000. The tenant notified the Partnership during 1994 of its intent to exercise this option. The sale took place during the Second Quarter of 1995. The Partnership also wrote down the carrying value of the former Wendy's in Hallandale, Florida, in the amount of $310,000 at December 31, 1993, and an additional $136,000 at December 31, 1994, resulting in a carrying value at December 31, 1994, of $250,000. The write-down is a non-cash event which management believes more appropriately reflects the property's estimated net realizable value. The Partnership re-leased the property in 1995.

Equipment lease terminations created losses during 1993, in the amount of $224,000. The equipment leases were terminated by several defaulted tenants from prior years. As a result of these defaults, equipment was written down to what was considered its fair market value. During 1995, additional write-downs were taken on the residual values of the remaining equipment leases to more closely reflect their estimated fair market value.

Real estate tax expenses for the last three years have been inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated along with new liabilities incurred on vacant properties and defaulted tenants. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $30,000, $128,000, and $71,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets.

INFLATION:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 9% of fixed rental income for 1995. Percentage rents earned in 1995 were actually 3% higher than in 1994. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            ------------------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                          Page
                                                                          ----

     Report of Independent Public Accountants.........................   17

     Balance Sheets, December 31, 1995 and 1994.......................   18 - 19

     Statements of Income for the Years
     Ended December 31, 1995, 1994, and 1993..........................   20

     Statements of Partners' Capital for the
     Years Ended December 31, 1995, 1994, and 1993....................   21

     Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994, and 1993..........................   22 - 23

     Notes to Financial Statements....................................   24 - 38

     Schedule III--Real Estate and Accumulated
     Depreciation.....................................................   45 - 46

INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (the Partnership) as of December 31, 1995 and 1994 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

Chicago, Illinois
March 25, 1996

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                           --------------------------

                                     ASSETS

                                          December 31,   December 31,
                                              1995           1994
                                          -------------  -------------
INVESTMENT PROPERTIES AND
 EQUIPMENT:(NOTE 3)
   Land                                    $10,027,077    $10,341,226
   Buildings                                18,153,026     18,449,169
   Equipment                                   669,778        706,228
   Accumulated depreciation                 (5,491,806)    (5,001,045)
                                           -----------    -----------

       Net investment properties and
        equipment                           23,358,075     24,495,578
                                           -----------    -----------
NET INVESTMENT IN DIRECT FINANCING
 LEASES:(NOTE 8)                               590,527      1,267,553
                                           -----------    -----------
OTHER ASSETS:
   Cash and cash equivalents                 1,005,764      1,349,101
   Cash restricted for real estate taxes        61,217         41,694
   Certificate of Deposit restricted
    for security deposit (NOTE 3)                    0        260,000
   Cash held in Indemnification Trust
    (NOTE 11)                                  275,231        253,558
   Rents and other receivables (net of
    allowance of $254,543 in 1995 and
    $73,266 in 1994)                           459,213        293,614
   Due from current General Partner                275          3,215
   Deferred rent receivable                    296,482        310,229
   Due from affiliated partnerships
    (NOTE 12)                                   96,088        102,656
   Prepaid insurance                            19,631         40,650
   Unsecured notes receivable from
    lessees                                     50,000         50,000
                                           -----------    -----------
       Total other assets                    2,263,901      2,704,717
                                           -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTES 2
 AND 12)
   Due from former general partner
    affiliates                               3,529,205      3,594,605
   Allowance for uncollectible amounts
      due from former affiliates            (2,607,104)    (2,607,104)
   Restoration cost receivable               2,823,862      1,880,070
   Allowance for uncollectible
     restoration receivable                 (2,823,862)    (1,880,070)
                                           -----------    -----------

       Due from former affiliates, net         922,101        987,501
                                           -----------    -----------

       Total assets                        $27,134,604    $29,455,349
                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS



                           DECEMBER 31, 1995 AND 1994
                           --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                          December 31,   December 31,
                                              1995           1994
                                          -------------  -------------
LIABILITIES:
 Equipment notes payable (NOTE 6)         $     77,255   $    511,019
 Accounts payable and accrued expenses         266,715        184,157
 Due to current General Partner                    496          1,310
 Security deposits                             250,577        504,713
 Unearned rental income                         18,065         25,121
 Real estate taxes payable                      57,018        111,576
                                          ------------   ------------

    Total liabilities                          670,126      1,337,896
                                          ------------   ------------

CONTINGENT LIABILITIES: (NOTE 10 AND 13)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
 Former general partners -
  Capital contributions                            200            200
  Cumulative net income                        707,313        707,313
  Cumulative cash distributions             (1,547,742)    (1,547,742)
  Reallocation of former general
   partners'                                   840,229        840,229
   deficit capital to Limited Partners    ------------   ------------

                                                     0              0
                                          ------------   ------------
 Current General Partner -
  Cumulative net income                         47,289         29,468
  Cumulative cash distributions                (18,245)       (13,165)
                                          ------------   ------------

                                                29,044         16,303
                                          ------------   ------------
 Limited Partners (46,280.3 interests
  outstanding)
  Capital contributions, net of             39,358,468     39,358,468
   offering costs
  Cumulative net income                     11,047,463      9,283,179
  Cumulative cash distributions            (23,130,268)   (19,700,268)
  Reallocation of former general              (840,229)      (840,229)
   partners' deficit capital              ------------   ------------

                                            26,435,434     28,101,150
                                          ------------   ------------

     Total partners' capital                26,464,478     28,117,453
                                          ------------   ------------

     Total liabilities and partners'      $ 27,134,604   $ 29,455,349
      capital                             ============   ============


        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------

                                                                     1995          1994         1993
                                                                  ----------    ----------  ----------
REVENUES:
     Rental income(NOTE 5)                                        $3,770,280    $3,868,972  $3,822,228
     Interest income on direct financing leases                      102,101        98,736     206,555
     Other interest income                                            69,287       109,239      39,099
     Net Other income                                                (10,899)       69,323      28,377
     Net gain on disposal of assets                                    1,729        44,662      37,409
                                                                  ----------    ----------  ----------
                                                                   3,932,498     4,190,932   4,133,668
                                                                  ----------    ----------  ----------
EXPENSES:
Property management and administrative
fees paid to affiliate of former
general partner                                                                          0           0
Partnership management fees paid
to current General Partner                                                         164,350     171,256
     Disposition fees - Current General Partner                        3,000         3,300       3,428
     Disposition fees - Restoration                                    3,000         6,728           0
     Restoration fees - Current General Partner                        2,616         8,971           0
     Selling commissions - Nonaffiliate                                9,900             0           0
     Appraisal fees                                                    2,500             0           0
     Interim fund manager fees and expenses                                0             0      37,053
     Insurance                                                        48,180        59,103      46,040
     General and administrative                                      103,142       130,208     150,174
     Advisory Board fees and expenses                                 17,351        19,860       5,023
     Interest                                                         42,893       113,687     147,133
     Real estate taxes                                                30,203       128,382      71,485
     Ground lease payments (NOTE 3)                                  123,825       123,710     123,507
     Expenses incurred due to default by lessee                       24,748         9,424      58,960
     Professional services                                           133,189       145,670     162,559
     Professional services related to Investigation                  417,433       216,474     461,423
     General partner removal expenses                                      0             0     104,968
     Loss on equipment lease                                          72,264             0     223,573
     Depreciation                                                    584,352       663,296     755,309
     Amortization                                                        804        14,570      20,631
     Provision for uncollectible rents and other receivables         111,762        47,883     168,253
     Write down of properties to net realizable value                254,881       170,127     310,384
                                                                  ----------    ----------  ----------
                                                                   2,150,393     2,032,649   3,075,378
                                                                  ----------    ----------  ----------
Income before provision for uncollectible
amounts due from former affiliates                                               1,782,105   2,158,283
                                                                                ----------  ----------
PROVISION FOR UNCOLLECTIBLE AMOUNTS
    DUE FROM FORMER AFFILIATES                                             0             0     253,370
                                                                  ----------    ----------  ----------
NET INCOME (LOSS)                                                 $1,782,105    $2,158,283  $  804,920
                                                                  ==========    ==========  ==========
NET INCOME (LOSS) - FORMER GENERAL PARTNERS                       $        0    $        0  $    1,637
NET INCOME - CURRENT GENERAL PARTNER                                  17,821        21,583       7,885
NET INCOME (LOSS) - LIMITED PARTNERS                               1,764,284     2,136,700     795,398
                                                                  ----------    ----------  ----------
                                                                  $1,782,105    $2,158,283  $  804,920
                                                                  ==========    ==========  ==========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                   $38.12        $46.17      $17.19
                                                                  ==========    ==========  ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    FORMER GENERAL PARTNERS                          CURRENT GENERAL PARTNER
                             -----------------------------------------------------------------  ----------------------------------

                                            CUMULATIVE   CUMULATIVE                             CUMULATIVE   CUMULATIVE
                                CAPITAL        NET          CASH                                   NET          CASH
                             CONTRIBUTIONS    INCOME    DISTRIBUTIONS  REALLOCATION    TOTAL      INCOME    DISTRIBUTIONS  TOTAL
                             -------------  ----------  -------------  ------------  ---------  ----------  -------------  -------
BALANCE AT DECEMBER 31,
 1992 (unaudited)                 $200       $705,676    $(1,547,742)    $      0    $(841,866)   $     0     $      0     $     0
  Cash Distributions ($50.76
   per limited partnership
   interest)                                                                                                    (4,206)     (4,206)
  Net Income                                    1,637                                    1,637      7,885                    7,885
  Reallocation of former
   general partners'
   deficit capital to the
   Limited Partners                                                       840,229      840,229
                                  ----       --------    -----------     --------    ---------    -------     --------     -------
BALANCE AT DECEMBER 31, 1993      $200       $707,313    $(1,547,742)    $840,229    $       0    $ 7,885     $ (4,206)    $ 3,679
  Cash Distributions ($68.68
   per limited partnership
   interest)                                                                                                    (8,959)     (8,959)
  Net Income                                                                                       21,583                   21,583
                                  ----       --------    -----------     --------    ---------    -------     --------     -------
BALANCE AT DECEMBER 31, 1994      $200       $707,313    $(1,547,742)    $840,229    $       0    $29,468     $(13,165)    $16,303
  Cash Distributions ($74.11
   per limited partnership
   interest)                                                                                                    (5,080)     (5,080)
  Net Income                                                                                       17,821                   17,821
                                  ----       --------    -----------     --------    ---------    -------     --------     -------
BALANCE AT DECEMBER 31, 1995      $200       $707,313    $(1,547,742)    $840,229    $       0    $47,289     $(18,245)    $29,044
                                  ====       ========    ===========     ========    =========    =======     ========     =======

                                                        LIMITED PARTNERS
                             ----------------------------------------------------------------------
                                CAPITAL
                             CONTRIBUTIONS,   CUMULATIVE    CUMULATIVE
                                 NET OF      NET (INCOME)      CASH
                             OFFERING COSTS     (LOSS)     DISTRIBUTION  REALLOCATION      TOTAL
                             --------------  ------------  ------------  ------------   -----------
BALANCE AT DECEMBER 31,
 1992 (unaudited)             $39,358,468    $ 6,351,081   $(14,172,594)   $       0    $31,536,955
  Cash Distributions ($50.76
   per limited partnership
   interest)                                                 (2,349,210)                 (2,349,210)
  Net Income                                     795,398                                    795,398
  Reallocation of former
   general partners'
   deficit capital to the
   Limited Partners                                                          (840,229)     (840,229)
                              -----------    -----------   ------------     ---------   -----------
BALANCE AT DECEMBER 31, 1993  $39,358,468    $ 7,146,479   $(16,521,804)    $(840,229)  $29,142,914
  Cash Distributions ($68.68
   per limited partnership
   interest)                                                 (3,178,464)                 (3,178,464)
  Net Income                                   2,136,700                                  2,136,700
                              -----------    -----------   ------------     ---------   -----------
BALANCE AT DECEMBER 31, 1994  $39,358,468    $ 9,283,179   $(19,700,268)    $(840,229)  $28,101,150
  Cash Distributions ($74.11
   per limited partnership
   interest)                                                 (3,430,000)                 (3,430,000)
  Net Income                                   1,764,284                                  1,764,284
                              -----------    -----------   ------------     ---------   -----------
BALANCE AT DECEMBER 31, 1995  $39,358,468    $11,047,463   $(23,130,268)    $(840,229)  $26,435,434
                              ===========    ===========   ============     =========   ===========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------

                                                                         1995           1994           1993
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 1,782,105    $ 2,158,283    $   804,920
    Adjustments to reconcile net income to net
      cash provided by operating activities -
        Depreciation and amortization                                        585,156        677,866        775,940
        Provision for uncollectible amounts due from former affiliates             0              0        253,370
        Provision for uncollectible rents and other receivables              111,762         47,883        168,253
        Property write downs to net realizable value                         254,881        170,127        310,384
        Net (gain) on disposal of assets                                      (1,729)       (44,662)       (37,409)
        Write-down of equipment leases                                        72,264              0        223,573
        Interest applied to Indemnification Trust account                    (21,673)        (3,558)             0
        (Increase) in rents and other receivables                           (296,921)      (138,155)       (33,964)
        (Deposits) Withdrawals for payment of real estate taxes and CD       240,477        129,358       (431,052)
        Decrease in prepaids                                                  21,020         45,406         13,622
        (Increase) Decrease in deferred rent receivable                       13,747        (10,308)       (33,498)
        Increase (Decrease) in due to current General Partner                   (814)       (18,072)        19,382
        Increase (Decrease) in accounts payable and other                     82,558         (6,034)       180,987
        (Decrease) in security deposits                                     (254,136)       (12,552)       (24,873)
        Increase (Decrease) in interest payable                                    0         (5,193)         1,748
        Increase (Decrease) in real estate taxes payable                     (54,558)       (53,143)       106,325
        (Decrease) in due from former affiliates                                   0              0        (61,378)
        (Decrease) in unearned rental income                                  (7,056)        (7,056)        (5,506)
                                                                         -----------    -----------    -----------
                 Net cash from operating activities                        2,527,083      2,944,302      2,230,824
                                                                         -----------    -----------    -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

    Principal payments received on direct financing leases                   603,956        309,936        429,114
    Proceeds from sale of investment properties                              300,000        220,000        345,000
    Proceeds from condemnation of Texas land                                       0              0         87,250
    Deposit to Indemnification Trust cash account                                  0       (150,000)      (100,000)
    Recoveries from former affiliates                                         65,400        224,272        (19,136)
    Payments (to) from affiliated partnerships                                29,068        325,868       (203,524)
    Principal receipts from unsecured notes                                        0         15,240         28,931
                                                                         -----------    -----------    -----------
                 Net cash from (used in) investing activities                998,424        945,316        567,635
                                                                         -----------    -----------    -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Cash distributions to Limited Partners                                (3,430,000)    (3,178,464)    (2,349,210)
    Cash distributions to current General Partner                             (5,080)        (8,959)        (4,206)
    Principal payments on mortgage notes                                           0       (493,764)      (505,722)
    Proceeds from equipment notes                                                  0              0              0
    Payments of equipment notes                                             (433,764)      (222,665)      (202,043)
                                                                         -----------    -----------    -----------
                 Net cash (used in) financing activities                  (3,868,844)    (3,903,852)    (3,061,181)
                                                                         -----------    -----------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (343,337)       (14,234)      (262,722)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,349,101      1,363,335      1,626,057
                                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 1,005,764    $ 1,349,101    $ 1,363,335
                                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                          $    30,203    $   118,880    $   145,385
                                                                         ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

            Supplemental Information to the Statements of Cash Flows
            --------------------------------------------------------

The following significant noncash transactions occurred during the three years affecting the Partnership's financial statements:


1. The former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners at December 31, 1993.



The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

DiVall Insured Income Properties 2 Limited Partnership (the "Partnership") was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 1995, the Partnership owned 38 properties with specialty leasehold improvements in 18 of these properties.

Deferred organization costs are amortized over a 60-month period. Deferred costs on proposed acquisitions are capitalized as a cost of the properties upon acquisition.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the finanacial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1995, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,700,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                   1995          1994          1993
                                               ------------  ------------  ------------
Net income (loss), per statements of income     $1,782,105    $2,158,283    $  804,920

Book to tax depreciation difference                 (6,450)       17,262        95,692
Book over tax gain from asset disposition          (82,904)            0      (105,625)
Straight line rent adjustment                       13,747       (10,308)      134,757
Affiliate receivable basis adjustment                    0       (19,136)       61,012
Bad debt reserve/expense                           111,762        63,733      (211,821)
Real estate tax expense                             16,804       (94,368)      (62,292)
Minimum rent receivable                                  0      (188,176)      188,176
Book valuation adjustment of real property         254,881       128,127       341,218
Book valuation adjustment of equipment
 leases                                             50,820             0             0

Other, net                                          (6,437)       22,539       (21,322)
                                                ----------    ----------    ----------
   Net income(loss) for tax reporting
    purposes                                    $2,134,328    $2,077,956    $1,179,715
                                                ==========    ==========    ==========

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,700,000, of which approximately $6,353,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1995. The 9% interest accrued as of December 31, 1995, amounted to approximately $1,404,000 and is not reflected in the accompanying income statement. As of December 31, 1994, approximately $5,475,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $13,500,000.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at December 31, 1995. Pending the outcome of resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of the Partnership assets. All such transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of December 31, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years, and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management has elected to record currently certain immaterial errors discovered during 1993, which relate to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1995, the Partnership owned 35 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, three (3) Applebee's restaurants, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 38 properties are located in a total of fourteen (14) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At December 31, 1995, one of the Partnership's properties was unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property and stopped making rent payments. Management is negotiating a potential sale of the property.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds was invested in the Partnership's properties.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $8,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $49,000 during 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $53,000 during 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partner as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $11,587 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership currently maintains rent insurance policies with terms expiring in 1996 for 10 of the 39 leased properties. Terms of the rent insurance policies call for the Partnership to be paid 80% of gross rent due in the event of nonpayment and vacancy of the property. Under the terms of the original offering document, rent insurance was originally intended to be obtained on all leased properties unless the tenant had financial net worth in excess of $5,000,000. The Partnership did not have sufficient documentation at December 31, 1995 to substantiate whether the uninsured properties had tenants with adequate net worth at the time the leases were initiated.

At December 31, 1994, the Partnership maintained a $260,000 certificate of deposit on behalf of Terratron, Inc., a tenant, as a security deposit on an equipment lease. All interest earned on the certificate of deposit belonged to the tenant. During the Fourth Quarter of 1995, the tenant applied the balance of the certificate, including accrued interest, to the equipment lease and delinquent rents owed on several properties. Management used the funds to pay off an equipment note which had originally funded the equipment lease.

The tenant of the Partnership's eight (8) Hardee's restaurants has experienced sales difficulties over the past two years. Management entered into a one-year lease modification with the tenant for 1996 resulting in a $200,000 decrease in base rent for the year, and agreed to capitalize delinquent rents totaling $112,000 into a five-year note earning 10% interest.

The Partnership owns four (4) restaurants located on parcels of land where it has entered into long-term ground leases. Two (2) of these leases are paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 1998 to 2003.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1993, but continues to operate the restaurant and pay rent. Management is currently negotiating a possible new lease or sale of the property to the tenant.

Several of the Partnership's property leases contained purchase option provisions with stated purchase prices in excess of the original cost of the properties. The Partnership's lease with an Arby's restaurant in Champaign, Illinois, contained a purchase option with an option price of $300,000. The Partnership acquired the property at a cost of $389,757. During the Fourth Quarter of 1994, the tenant notified the Partnership of its intent to exercise the purchase option. The property was written down to $300,000, the option price, at December 31, 1994. The sale closed during the Second Quarter of 1995. The current General Partner is not aware of any additional unfavorable purchase options in relation to original cost. Applesouth, the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase those properties. One sale closed in January 1996, resulting in an approximate gain of $400,000. The other sale is pending due to a dispute over the option price.

4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the general partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions were to be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

Net Proceeds, as originally defined, were to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation date including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause; and (c) then, to Limited Partners, 90% and to the General Partners, 10%, of the remaining Net Proceeds available for distribution.

Under the terms of the Partnership Agreement, the General Partners were obligated to create and contribute to an escrow fund an amount equal to 25% of Net Cash Receipts distributed to the General Partners. At December 31, 1993, the General Partner had contributed $1,641 to the fund. The fund was to be used to repurchase interests of Limited Partners that exhibited hardship, at the determination of the General Partner, and for distributions to the Limited Partners upon final dissolution of the Partnership to permit the Limited Partners to receive an amount equal to their Liquidation Preference of 13.5% per annum. During 1994, it was determined that the amounts being funded to the escrow fund were immaterial, and the fund was eliminated. Amounts paid to the fund were returned to the Partnership.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to them attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up with actual distributions is made.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to its attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 10.)

5.   LEASES:
     -------

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                 Year ending
                 December 31,
                 1996                         $ 3,048,076
                 1997                           3,221,602
                 1998                           3,123,336
                 1999                           3,156,936
                 2000                           3,153,604
                 Thereafter                    26,571,560
                                              -----------
                                              $42,275,114
                                              ===========

Percentage rentals included in rental income in 1995, 1994, and 1993 were $719,407, $708,716, and $626,824, respectively. The increase in percentage rental income is a result of improved sales in various properties subject to percentage rent.

Eight (8) of the Partnership's properties are leased to Terratron, Inc., a franchisee of Hardee's restaurants and ten (10) of the properties are leased to Wensouth, a franchisee of Wendy's restaurants. Terratron base rents accounted for 22% of total base rents for 1995, and Wensouth accounted for 25% of base rents for 1995. Due to sales difficulties experienced by Terratron, a one (1)- year lease modification was made, reducing 1996 base rents by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995.

6.   EQUIPMENT NOTE PAYABLE:
     -----------------------

At December 31, 1995, equipment notes payable consist of the following:

           Outstanding
            Principal
             Balance    Interest Rate   Maturity Date
           -----------  -------------  ---------------

             $77,255         9.80%     September, 1997


     In August 1992, the Partnership executed a note payable in the amount of $190,000 with Norwest Equipment Finance, Incorporated, for equipment placed in the Denny's restaurant located in Twin Falls, Idaho. The note is payable in monthly installments of $4,018, including interest at 9.8% through September 1997. The note is secured by the equipment under a direct financing lease with an initial cost of $190,000.

Future maturities of the equipment note payable are as follows:


          Year ending
          December 31,
          1996              42,525
          1997              34,730
                          --------
                          $ 77,255
                          ========

7.   TRANSACTIONS WITH FORMER AFFILIATES
     AND CURRENT GENERAL PARTNER:
     ----------------------------

Amounts paid to the former general partners and their affiliates and the current General Partner for the years ended December 31, 1995, 1994, and 1993, are as follows. The amounts paid to the Interim Manager during 1993 were for approximately two (2) months of services.


Former General Partners                                                              Amounts Paid
and Interim Manager                                                                     in 1993
-------------------                                                               -----------------
Allocations of salaries and expenses                                                       $101,511
Property management fees                                                                      7,970
Reimbursement for out-of-pocket expenses                                                     10,221
                                                                                           --------
                                                                                           $119,702
                                                                                           ========

                                             Incurred as of     Incurred as of     Incurred as of
Current General Partner                     December 31, 1995  December 31, 1994  December 31, 1993
-----------------------                     -----------------  -----------------  -----------------

Management fees                                      $164,350           $171,256           $168,994
Disposition fees                                        3,000              3,300              3,428
Restoration fees                                        2,616              8,971                  0
Overhead allowance                                     13,914             13,546             11,042
Reimbursement for out-of-pocket
 expenses                                              19,148             14,268             23,603

Cash distribution                                       5,080              8,959              4,206
                                                     --------           --------           --------
                                                     $208,108           $220,300           $211,273
                                                     ========           ========           ========

8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1995:

                 Minimum lease payments receivable                               $703,198
                 Estimated residual values of leased
                      property (non-recourse)                                      22,364
                 Acquisition fees, net                                                804
                 Less-Unearned income                                            (135,839)
                                                                                ---------

                      Net investment in direct
                         financing leases                                        $590,527
                                                                                 ========



At December 31, 1995, future minimum lease payments for each of the five succeeding fiscal years are as follows:

                Year ending
                December 31,
                1996                                        $ 220,285
                1997                                          196,139
                1998                                          177,791
                1999                                          131,347
                                                            ---------
                                                            $ 725,562
                                                            =========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the years ended December 31, 1995, 1994, and 1993, general and administrative expenses incurred by the Partnership were as follows:

                                    1995      1994      1993
                                  --------  --------  ---------
         Communication costs      $ 60,214  $ 59,923   $ 67,007
         Partnership equipment           0       174     22,809
         Other administration       23,907    41,107     20,329
         Travel costs                5,107    15,458     25,714
         Overhead allowance         13,914    13,546     11,042
         Moving costs                    0         0      3,273
                                  --------  --------   --------
                                  $103,142  $130,208   $150,174
                                  ========  ========   ========

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of December 31, 1995, the Partnership may owe the current General Partner $24,292, which is currently reflected as a recovery, if certain specified recovery levels are achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1995. Funds are invested in U.S. Treasury securities. In addition, $25,231 of earnings have been credited to the Trust as of December 31, 1995. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785. These amounts have been offset by $128,555 received from DiVall 3. At December 31, 1995, the Partnership was owed $73,588 from DiVall 3 for restoration costs.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of December 31, 1995, the Partnerships recovered a total of $679,315 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $277,184. Additionally, $60,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $24,292 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in
Note 10.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of December 31, 1995, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February, 1994. As of December 31, 1995, interest in the amount of $174,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $190,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Boatmen's has until April 25, 1996 to seek leave to take the Eighth Circuit ruling to the United States Supreme Court. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC) and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds available for deposit in the partnership's restoration escrow account approximate $900,000.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $525,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

14.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

15.  SUBSEQUENT EVENTS:
     ------------------

On February 15, 1996, the Partnership made distributions to the Limited Partners of $650,000 amounting to $14.05 per limited partnership interest.

On March 14, 1996, the Partnerships reached a resolution of the claims against Quarles & Brady and on March 22, 1996, a resolution of the claims against Ernst & Young was reached in relation to the litigation disclosed in Item 3. As a result of these settlements, net proceeds available for deposit into the Partnership's restoration escrow account approximate $900,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is The Provo Group, Inc., an Illinois corporation ("TPG") with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 1 and DiVall 3. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     BRUCE A. PROVO, AGE 45 - PRESIDENT, FOUNDER AND DIRECTOR.

     Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

     Mr. Provo graduated from the Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

     KRISTIN J. ATKINSON, AGE 33 - VICE PRESIDENT - FINANCE AND ADMINISTRATION. Ms. Atkinson joined The Provo Group, Inc. in September 1994 to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association, a $4 billion savings and loan association, for seven years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthus and Company for one year before joining Farm & Home Savings Association.

     BRENDA BLOESCH, AGE 34 - DIRECTOR OF INVESTOR RELATIONS. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     D. TODD WITTHOEFT - VICE PRESIDENT OF CALTON ASSOCIATES. Mr.Witthoeft has been an investment broker for over ten (10) years and was one of the original founders of Calton and Associates. Mr. Witthoeft serves as part of the firm's due diligence committee which reviews the structure of public and private limited partnerships prior to offering to clients. Mr. Witthoeft has over 400 clients and has taught personal financial planning courses. Mr. Witthoeft holds the following securities licenses: Options Principal, Licensed Life Insurance Agent - series 4; General Securities Representative - series 7; General Securities Principal - series 24; and State Agent - series 63.

     GERHARD ZOLLER - ADVISOR. Mr. Zoller is currently involved in special training projects at J.H. Findorff & Son, Inc., a leading construction firm in Wisconsin. Mr. Zoller has worked for this company for 27 years and served as both President and then Chairman of the Board in more recent years. Prior business background and experience include positions as Project Manager, Estimator and Chief Executive. Mr. Zoller has also been actively managing personal investments for over 25 years including several real estate limited partnerships. Mr. Zoller is a Limited Partner in DiVall 1.

     MICHAEL M. BLOOM - PRESIDENT OF DAVCON, INC. Mr. Bloom has owned this multi-state General Contracting firm for 25 years in addition to two (2) other companies, Bloom Architects and Nordic Springwater, Inc. Mr. Bloom has been active in the construction industry for the last 27 years and has served as both a developer and architect. He has been the principal in charge of projects ranging in size from $100,000 to $10,000,000. Mr. Bloom has also been the founder of two (2) start up corporations, Intel Security, Corp. and Nordic Springwater, Inc. Mr. Bloom is a Limited Partner of the Partnership. Mr. Bloom is presently a member of National Council of Architectural Registration Boards, American Institute of Architects and West Jersey Institute of Architects.

     ALBERT H. ESCHEN - OPTOMETRIST. Dr. Eschen has been an optometrist for 46 years and is also employed by New York City's Department of Health. Prior business experience include partnerships or personal investments in Crown Nursing Home; Coronet Nursing

     Home; and Sands Hotel & Casino. Dr. Eschen is currently a member of the American Optometry Association and is a member of the Board of Directors Illinois College Alumni Association. Dr. Eschen was past-President of the Brooklyn Optometric Society and was the first optometrist to be appointed to New York City's Department of Health. Dr. Eschen is a Limited Partner of DiVall 3.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has not paid any "executive compensation" to the corporate General Partner or to the directors and officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Agreement of Limited Partnership and amendments thereto, which are filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 7 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1995, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

(b) As of December 31, 1995, neither the General Partner nor any of their affiliates owned any Limited Partner Interests in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7% representing the allowable annual CPI adjustments. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

The PMA has an expiration date of December 31, 2002, but may be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month's Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1995 the Partnership had fully funded the Indemnification Trust.

The following fees and reimbursements from the Partnership were paid to management in 1995:

    The Provo Group, Inc.
    ---------------------

          Management Fees                            $164,350
          Disposition Fees                              3,000
          Restoration Fees                              2,616
          Office Overhead Allowance                    13,914
          Direct Cost Reimbursements                   19,148
                                                     --------

               1995 Total                            $203,028
                                                     ========

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 1995 and 1994

          Statements of Income for the Years Ended December 31, 1995, 1994, and 1993

          Statements of Partners' Capital for the Years Ended December 31, 1995, 1994, and 1993

          Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993

          Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

     3.   Listing of Exhibits

          3.1 Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as
               Exhibit 3A to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

          3.2 Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

          3.3. Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1992, and incorporated herein by reference.

          3.4 Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership's 10-K for the year ended December 31, 1993, and incorporated herein by reference.

          3.5 Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership's 10-K for the year ended December 31, 1994 and incorporated herein by reference.

          10.0 Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

          28.0 Correspondence to the Limited Partners dated February 15, 1996 regarding the Fourth Quarter 1995 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 10-K during the fourth quarter of fiscal year 1995.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                                          GROSS AMOUNT AT WHICH
                                  INITIAL COST TO PARTNERSHIP                           CARRIED AT END OF YEAR (A)
                             --------------------------------------      COSTS     --------------------------------------
                                                         BUILDING     CAPITALIZED
                                                            AND      SUBSEQUENT TO              BUILDING AND
      PROPERTY               ENCUMBRANCES     LAND     IMPROVEMENTS  ACQUISITIONS      LAND     IMPROVEMENTS     TOTAL
-------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)         $ -     $   495,237  $   248,388     $     -     $   325,487  $   163,258   $   488,745
Hallandale, Florida (2)             -         502,578      289,610           -         198,084      147,937       346,021
Oconomowoc, Wisconsin               -         290,400      512,350           -         290,400      512,350       802,750
Phoenix, Arizona                    -         444,224      421,676           -         444,224      421,676       865,900
Phoenix, Arizona                    -               -      295,750           -               -      295,750       295,750
N. Richland Hills, Texas            -         762,580      584,139           -         662,580      584,139     1,246,719
Sandy City, Utah                    -               -      355,847           -               -      355,847       355,847
South Milwaukee, Wisconsin          -         274,749      454,064      79,219         274,749      533,283       808,032
Phoenix, Arizona                    -         482,383      490,343           -         482,383      490,343       972,726
West Jordan, Utah                   -         274,203      343,704           -         274,203      343,704       617,907
Cedar Rapids, Iowa                  -         108,125      552,031           -         108,125      552,031       660,156
Port St. Lucie, Florida             -         496,519      850,200           -         496,519      850,200     1,346,719
Memphis, Tennessee                  -         389,255      688,120           -         389,255      688,120     1,077,375
Santa Fe, New Mexico                -               -      451,230           -               -      451,230       451,230
Augusta, Georgia                    -         215,416      434,178           -         215,416      434,178       649,594
Charleston, South Carolina          -         273,619      323,162           -         273,619      323,162       596,781
Park Forest, Illinois               -         187,900      393,038           -         187,900      393,038       580,938
Aiken, South Carolina               -         402,549      373,795           -         402,549      373,795       776,344
Augusta, Georgia                    -         332,154      396,659           -         332,154      396,659       728,813
Mt. Pleasant, South Carolina        -         286,060      294,878           -         286,060      294,878       580,938
Charleston, South Carolina          -         273,625      254,500           -         273,625      254,500       528,125
Aiken, South Carolina               -         178,521      455,229           -         178,521      455,229       633,750
Des Moines, Iowa                    -         164,096      448,529     287,991         164,096      680,902       844,998
Daytona Beach, Florida              -         291,356      738,488           -         291,356      738,488     1,029,844
Hartford, Wisconsin                 -         201,603      484,960           -         201,603      484,960       686,563
Delavan, Wisconsin                  -         245,718      472,532           -         245,718      472,532       718,250
Milwaukee, Wisconsin                -         409,143      600,902           -         409,143      600,902     1,010,045
North Augusta, Georgia              -         250,859      409,297           -         250,859      409,297       660,156
Charleston, South Carolina          -         286,068      294,870           -         286,068      294,870       580,938
Martinez, Georgia                   -         266,175      367,575           -         266,175      367,575       633,750
Grand Forks, North Dakota           -         172,701      566,674           -         172,701      566,674       739,375
Phoenix, Arizona                    -               -      725,000           -               -      500,000       500,000
Phoenix, Arizona                    -         241,371      843,132           -         241,371      843,132     1,084,503
New Smyrna Beach, Florida           -         403,771      622,059           -         403,771      622,059     1,025,830
Ogden, Utah                         -         194,350      452,075           -         194,350      452,075       646,425
Fond du Lac, Wisconsin              -         297,418      552,349           -         297,418      552,349       849,767
Twin Falls, Idaho                   -         155,269      483,763      60,000         155,269      543,763       699,032
Columbus, Ohio                      -         351,325      708,141           -         351,326      708,141     1,059,467
                             --------------------------------------------------------------------------------------------
                                  $ 0     $10,759,673  $18,464,641    $427,210     $10,027,077  $18,153,026   $28,180,103
                             ============================================================================================

                                                                   LIFE ON WHICH
                                                                  DEPRECIATION IN
                                                                  LATEST STATEMENT
                                                                   OF OPERATIONS
                            ACCUMULATED      DATE OF      DATE      IS COMPUTED
      PROPERTY              DEPRECIATION  CONSTRUCTION  ACQUIRED      (YEARS)
----------------------------------------------------------------------------------
Palm Gardens, Florida (1)    $   88,744          -       3/11/88       31.5
Hallandale, Florida (2)          97,258          -       3/11/88       31.5
Oconomowoc, Wisconsin           154,063          -        5/9/88       31.5
Phoenix, Arizona                149,185          -       6/15/88       31.5
Phoenix, Arizona                104,634          -       6/15/88       31.5
N. Richland Hills, Texas        171,069          -       7/15/88       31.5
Sandy City, Utah                105,560          -       7/22/88       31.5
South Milwaukee, Wisconsin      153,939       1986        8/1/88       31.5
Phoenix, Arizona                141,677          -       8/15/88       31.5
West Jordan, Utah                97,959          -       8/22/88       31.5
Cedar Rapids, Iowa              157,334          -        9/9/88       31.5
Port St. Lucie, Florida         238,978          -       9/19/88       31.5
Memphis, Tennessee              194,635          -      10/14/88       31.5
Santa Fe, New Mexico            105,068          -      10/10/88       31.5
Augusta, Georgia                116,923          -      12/22/88       31.5
Charleston, South Carolina       87,027          -      12/22/88       31.5
Park Forest, Illinois           105,844          -      12/22/88       31.5
Aiken, South Carolina            99,193          -       2/21/89       31.5
Augusta, Georgia                105,260          -       2/21/89       31.5
Mt. Pleasant, South Carolina     78,251          -       2/21/89       31.5
Charleston, South Carolina       67,536          -       2/21/89       31.5
Aiken, South Carolina           120,803          -       3/14/89       31.5
Des Moines, Iowa                172,653       1989        8/1/89       31.5
Daytona Beach, Florida          201,776          -        4/4/89       31.5
Hartford, Wisconsin             122,969          -       4/28/89       31.5
Delavan, Wisconsin              121,677          -        4/1/89       31.5
Milwaukee, Wisconsin            152,368          -        8/2/89       31.5
North Augusta, Georgia           90,878          -      12/29/89       31.5
Charleston, South Carolina       65,471          -      12/29/89       31.5
Martinez, Georgia                81,614          -      12/29/89       31.5
Grand Forks, North Dakota       125,821          -      12/28/89       31.5
Phoenix, Arizona                116,742          -        1/1/90       31.5
Phoenix, Arizona                187,204          -        1/1/90       31.5
New Smyrna Beach, Florida       138,118          -        1/5/90       31.5
Ogden, Utah                     129,246          -       1/31/90       31.5
Fond du Lac, Wisconsin          122,640          -        1/5/90       31.5
Twin Falls, Idaho               108,666          -       3/21/90       31.5
Columbus, Ohio                  143,245          -        6/1/90       31.5
                             ----------
                             $4,822,028
                             ==========

(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.
(2) This property was written down to its estimated net realizable value of $250,000 at December 31, 1994.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



                                 Year Ended          Year Ended                                    Year Ended         Year Ended
                             ------------------  ------------------                            ------------------  -----------------
Investment in Real Estate    December 31, 1995   December 31, 1994   Accumulated Depreciation  December 31, 1995   December 31, 1994
-------------------------    ------------------  ------------------  ------------------------  ------------------  -----------------
Balance at beginning of            $28,790,395         $29,135,861   Balance at beginning of          $4,336,437          $3,778,412
 year                                                                 year
Deletions:                                                           Additions charged to                542,731             558,015
Due to disposition                    (355,411)           (175,339)   costs and expenses
Due to property write-downs           (254,881)           (170,127)  Deletion due to real                (57,140)                  0
                                                                      estate disposition
                                   -----------         -----------                                    ----------          ----------
Balance at end of year             $28,180,103         $28,790,395   Balance at end of year           $4,822,028          $4,336,437
                                   ===========         ===========                                    ==========          ==========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  March 29, 1996



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 29, 1996