Form 10-K405/A
period 1995-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1996-04-25
CIK 825788

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

BACKGROUND
- ----------

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

RECENT DEVELOPMENTS
- -------------------

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

THE PERMANENT MANAGER AGREEMENT
- -------------------------------

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

ADVISORY BOARD
- --------------

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

RESTORATION PLAN
- ----------------

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

The Partnership owned the following properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1995:

                                                                                                 Lease
 Acquisi-    Property Name                                         Purchase       Rental Per     Expiration      Renewal
tion Date    & Address                         Lessee              Price (1)      Annum          Date            Options
- ---------    ---------                         ------              ---------      -----          ----            -------
 03/11/88    Hallandale Tag Agency             Hallandale Auto     $  792,188     $ 30,000        5/31/00           (3)
             601 W Hallandale Beach Blvd       Tag Agency, Inc.
             Hallandale, FL

 03/11/88    Miami Subs                        QSR, Inc.              743,625       30,887        03-31-2016       None
             US-1 Near PGA Blvd
             Palm Beach, FL

 05/09/88    Hardee's                          Terratron, Inc.        802,750      101,160(6)     04-30-2008       None
             662 E Wisconsin Ave
             Oconomowoc, WI

 06/15/88    Denny's                           Phoenix Foods,       1,087,137(2)    98,000        08-20-2009        (3)
             8801 N 7th St                     Inc.
             Phoenix, AZ

 06/15/88    Denny's (4)                       Phoenix Foods,         520,126(2)    93,000        01-30-1993        (3)
             2201 W Camelback                  Inc.
             Phoenix, AZ

 07/15/88    Hooter's                          TWI X, Inc.          1,346,719       95,000        07-14-2008       None
             7669 Grapevine Hwy
             N Richland Hills, TX

 07/22/88    Hardee's (5)                      Terratron, Inc.        591,038(2)    55,440(6)     07-31-2007        (3)
             9400 S 2000 E
             Sandy, UT

                                                                                                    Lease
 Acquisi-    Property Name                                            Purchase         Rental Per   Expiration   Renewal
tion Date    & Address                         Lessee                 Price (1)        Annum        Date         Options
- ---------    ---------                         ------                 ---------        -----        ----         -------
 08/01/88    Hardee's                          Terratron, Inc.        1,091,190(2)     102,000(6)   05-31-2008     None
             106 N Chicago Ave
             S Milwaukee, WI

 08/15/88    Denny's                           First Foods, Inc.      1,155,965(2)      83,000      08-30-2009      (3)
             2360 W Northern Ave
             Phoenix, AZ

 08/22/88    Hardee's                          Terratron, Inc.          825,730(2)      77,880(6)   08-31-2008     None
             9039 S Redwood
             West Jordan, UT

 09/09/88    Country Kitchen                   Vacant                   660,156              0               -        -
             555 33rd Ave
             Cedar Rapids, IA

 09/19/88    Applebee's                        Apple South, Inc.      1,579,094(2)     178,800      04-30-2008     None
             US Hwy 1 and Port St Lucie Blvd
             Port St Lucie, FL

 10/10/88    Kentucky Fried Chicken (5)        KFC National             451,230         60,000      06-30-2018     None
             1014 S St Francis Dr              Management Co.
             Santa Fe, NM

 10/14/88    Applebee's                        Apple South Inc.       1,348,180(2)     143,040      07-31-2008     None
             2114 Union St
             Memphis, TN

 12/22/88    Wendy's                           WenSouth Corp.           596,781         76,920      12-31-2008     None
             1721 Sam Rittenburg Blvd
             Charleston, SC

 12/22/88    Wendy's                           WenSouth Corp.           649,594         86,160      12-31-2008     None
             3013 Peach Orchard Rd
             Augusta, GA

 12/29/88    Popeye's                          Stillman Mgmt.           580,938         77,280      12-31-2009     None
             2562 Western Ave                  Co., Inc.
             Park Forest, IL

 02/21/89    Wendy's                           WenSouth Corp.           776,344         96,780      01-31-2009     None
             1901 Whiskey Rd
             Aiken, SC

 02/21/89    Wendy's                           WenSouth Corp.           728,813         96,780      01-31-2009     None
             1730 Walton Way
             Augusta, GA

 02/21/89    Wendy's                           WenSouth Corp.           528,125         70,200      01-31-2009     None
             347 Folly Rd
             Charleston, SC

 02/21/89    Wendy's                           WenSouth Corp.           580,938         77,280      01-31-2009     None
             361 Hwy 17 Bypass
             Mount Pleasant, SC

 03/14/89    Wendy's                           WenSouth Corp.           633,750         90,480      01-31-2009     None
             1004 Richland Ave
             Aiken, SC


                                                                                                   Lease
 Acquisi-    Property Name                                          Purchase       Rental Per      Expiration    Renewal
tion Date    & Address                       Lessee                 Price (1)      Annum           Date          Options
- ---------    ---------                       ------                 ---------      -----           ----          -------
 04/04/89    Denny's                         Lako's, Inc.           1,029,844        136,800       11-30-2008      None
             607 Internatl Speedway
             Daytona Beach, FL

 04/20/89    Hostetlers, BBQ                 Hickory Park, Inc.       897,813(2)      55,584       12-31-1997        (3)
             4875 Merle Hay
             Des Moines, IA

 04/28/89    Hardee's                        Terratron, Inc.          686,563         86,100(6)    04-30-2009      None
             1570 E Sumner St
             Hartford, WI

 05/05/89    Hardee's                        Terratron, Inc.          940,063(2)      90,540(6)    04-30-2009      None
             1265 E Geneva St
             Delavan, WI

 10/18/89    Hardee's                        Terratron, Inc.        1,421,983(2)     126,000(6)    04-30-2009      None
             4000 S 27th St
             Milwaukee, WI

 12/28/89    Village Inn                     Columbia VI,             845,000(2)      84,000       11-30-2009      None
             2451 Columbia Rd                L.L.C.
             Grand Forks, ND

 12/29/89    Wendy's                         WenSouth Corp.           660,156         87,780       12-31-2009      None
             1717 Martintown Rd
             N Augusta, SC

 12/29/89    Wendy's                         WenSouth Corp.           580,938         77,280       12-31-2009      None
             1515 Savannah Hwy
             Charleston, SC

 12/29/89    Wendy's                         WenSouth Corp.           633,750         84,120       12-31-2009      None
             3869 Washington Rd
             Martinez, GA

 01/01/90    Sunrise Preschool               Sunrise                1,182,735(2)     134,136       05-31-2009      None
             4111 E Ray Rd                   Preschools, Inc.
             Phoenix, AZ

 01/05/90    Denny's                         BLR, Inc.              1,025,830        133,380       09-30-2009      None
             1820 State Road 44
             New Smyrna Beach, FL

 01/05/90    Hardee's                        Terratron, Inc.        1,140,236(2)     105,960(6)    11-30-2009      None
             20 N Pioneer Rd
             Fond du lac, WI

 01/31/90    Blockbuster Video               Blockbuster              646,425         94,836       01-31-2001        (3)
             336 E 12th St                   Videos, Inc.
             Ogden, UT

 03/21/90    Denny's                         L&H Restaurants,       1,179,501(2)      78,000       04-30-2012        (3)
             688 N Blue Lakes Blvd           Inc.
             Twin Falls, ID

 05/02/90    Denny's (4)                     Phoenix Foods,           514,259(2)      87,000       05-30-1998        (3)
             3752 E Ind School               Inc.
             Phoenix, AZ


                                                                                                   Lease
 Acquisi-    Property Name                                          Purchase       Rental Per      Expiration    Renewal
tion Date    & Address                       Lessee                 Price (1)      Annum           Date          Options
- ---------    ---------                       ------                 ---------      -----           ----          -------
 05/31/90    Applebee's                      Thomas & King,         1,434,434(2)     135,780       10-31-2009      None
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

ITEM 6.  SELECTED FINANCIAL DATA

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                    December 31, 1995, 1994, 1993, and 1992
                 (not covered by Independent Auditor's Report)

- ------------------------------------------------------------------------------
                               1995         1994         1993          1992
- ------------------------------------------------------------------------------
Total Revenue               $ 3,932,498  $ 4,190,932  $ 4,133,668  $ 4,196,272
- ------------------------------------------------------------------------------
Net Income (Loss)             1,782,105    2,158,283      804,920     (731,703)
- ------------------------------------------------------------------------------
Net Income (Loss) per
Limited Partner Interest          38.12        46.17        17.19       (14.22)
- ------------------------------------------------------------------------------
Total Assets                 27,134,604   29,455,349   31,288,856   33,584,432

- ------------------------------------------------------------------------------
Total Partners' Capital      26,464,478   28,117,453   29,146,593   30,695,089

- ------------------------------------------------------------------------------
Cash Distributions per
Limited Partnership               74.11        68.68        50.76        55.20
Interest
- ------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- -------------------------------------------------------------------

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

OTHER ASSETS
- ------------

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

LIABILITIES
- -----------

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

PARTNERS' CAPITAL
- -----------------

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

RESULTS OF OPERATIONS:
- ----------------------

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

REVENUES
- --------

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

EXPENSES
- --------

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

INFLATION:
- ----------

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


Former General Partners                                                              Amounts Paid
and Interim Manager                                                                     in 1993
- -------------------                                                               -----------------
Allocations of salaries and expenses                                                       $101,511
Property management fees                                                                      7,970
Reimbursement for out-of-pocket expenses                                                     10,221
                                                                                           --------
                                                                                           $119,702
                                                                                           ========

                                             Incurred as of     Incurred as of     Incurred as of
Current General Partner                     December 31, 1995  December 31, 1994  December 31, 1993
- -----------------------                     -----------------  -----------------  -----------------

Management fees                                      $164,350           $171,256           $168,994
Disposition fees                                        3,000              3,300              3,428
Restoration fees                                        2,616              8,971                  0
Overhead allowance                                     13,914             13,546             11,042
Reimbursement for out-of-pocket
 expenses                                              19,148             14,268             23,603

Cash distribution                                       5,080              8,959              4,206
                                                     --------           --------           --------
                                                     $208,108           $220,300           $211,273
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

          27.0 Financial Data Schedule for the years ended December 31, 1995 and 1994.

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
                                                         BUILDING     CAPITALIZED
                                                            AND      SUBSEQUENT TO              BUILDING AND
      PROPERTY               ENCUMBRANCES     LAND     IMPROVEMENTS  ACQUISITIONS      LAND     IMPROVEMENTS     TOTAL
- -------------------------------------------------------------------------------------------------------------------------
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
                             ============================================================================================

                                                                   LIFE ON WHICH
                                                                  DEPRECIATION IN
                                                                  LATEST STATEMENT
                                                                   OF OPERATIONS
                            ACCUMULATED      DATE OF      DATE      IS COMPUTED
      PROPERTY              DEPRECIATION  CONSTRUCTION  ACQUIRED      (YEARS)
- ----------------------------------------------------------------------------------
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

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



                                 Year Ended          Year Ended                                    Year Ended         Year Ended
                             ------------------  ------------------                            ------------------  -----------------
Investment in Real Estate    December 31, 1995   December 31, 1994   Accumulated Depreciation  December 31, 1995   December 31, 1994
- -------------------------    ------------------  ------------------  ------------------------  ------------------  -----------------
Balance at beginning of            $28,790,395         $29,135,861   Balance at beginning of          $4,336,437          $3,778,412
 year                                                                 year
Deletions:                                                           Additions charged to                542,731             558,015
Due to disposition                    (355,411)           (175,339)   costs and expenses
Due to property write-downs           (254,881)           (170,127)  Deletion due to real                (57,140)                  0
                                                                      estate disposition
                                   -----------         -----------                                    ----------          ----------
Balance at end of year             $28,180,103         $28,790,395   Balance at end of year           $4,822,028          $4,336,437
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