Form 10-Q
period 1996-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1996-05-14
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996
                                    ---------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995
                      ------------------------------------

                                     ASSETS

                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                         1996          1995
                                                                     ------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT: (NOTE 3)
     Land                                                            $ 9,637,822    $10,027,077
     Buildings                                                        17,464,905     18,153,026
     Equipment                                                           669,778        669,778
     Accumulated depreciation                                         (5,426,659)    (5,491,806)
                                                                     -----------    -----------

              Net investment properties and equipment                 22,345,846     23,358,075
                                                                     -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 8)                      554,617        590,527
                                                                     -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                         2,640,805      1,005,764
     Cash restricted for real estate taxes                                61,665         61,217
     Restoration escrow account                                          889,945              0
     Cash held in Indemnification Trust (NOTE 11)                        278,749        275,231
     Rents and other receivables (net of allowance of
       $141,529 in 1996 and $254,543 in 1995)                            293,570        459,213
     Due from current General Partner                                          0            275
     Deferred rent receivable                                            279,431        296,482
     Due from affiliated partnerships (NOTE 12)                                0         96,088
     Prepaid insurance                                                    15,779         19,631
     Unsecured notes receivable from lessees (net of allowance of
        $111,762 in 1996)                                                 50,000         50,000
                                                                     -----------    -----------
              Total other assets                                       4,509,944      2,263,901
                                                                     -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTES 2 AND 12)
     Due from former general partner affiliates                        1,977,339      3,529,205
     Allowance for uncollectible amounts
        due from former affiliates                                    (1,977,339)    (2,607,104)
     Restoration cost receivable                                       3,544,610      2,823,862
     Allowance for uncollectible
        restoration receivable                                        (3,544,610)    (2,823,862)
                                                                     -----------    -----------

              Due from former affiliates, net                                  0        922,101
                                                                     -----------    -----------

              Total assets                                           $27,410,407    $27,134,604
                                                                     ===========    ===========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                      ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                        1996           1995
                                                                    -------------  -------------
LIABILITIES:
     Equipment notes payable (NOTE 6)                               $     67,010   $     77,255
     Accounts payable and accrued expenses                               155,991        266,715
     Due to current General Partner                                        4,337            496
     Security deposits                                                   235,577        250,577
     Unearned rental income                                               18,065         18,065
     Real estate taxes payable                                            35,056         57,018
                                                                    ------------   ------------

          Total liabilities                                              516,036        670,126
                                                                    ------------   ------------

CONTINGENT LIABILITIES: (NOTE 10)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
     Former general partners -
        Capital contributions                                                200            200
        Cumulative net income                                            707,313        707,313
        Cumulative cash distributions                                 (1,547,742)    (1,547,742)
        Reallocation of former general partners'
          deficit capital to Limited Partners                            840,229        840,229
                                                                    ------------   ------------

                                                                               0              0
                                                                    ------------   ------------
     Current General Partner -
        Cumulative net income                                             58,131         47,289
        Cumulative cash distributions                                    (22,582)       (18,245)
                                                                    ------------   ------------

                                                                          35,549         29,044
                                                                    ------------   ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                  39,358,468     39,358,468
        Cumulative net income                                         12,120,851     11,047,463
        Cumulative cash distributions                                (23,780,268)   (23,130,268)
        Reallocation of former general partners' deficit capital        (840,229)      (840,229)
                                                                    ------------   ------------

                                                                      26,858,822     26,435,434
                                                                    ------------   ------------

          Total partners' capital                                     26,894,371     26,464,478
                                                                    ------------   ------------

          Total liabilities and partners' capital                   $ 27,410,407   $ 27,134,604
                                                                    ============   ============


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                              1996           1995
                                                           ----------     ----------
REVENUES:
      Rental income (NOTE 5)                               $  817,723     $  981,794
      Interest income on direct financing leases               18,173         18,731
      Other interest income                                    19,671         29,057
      Recovery of amount previously written off               629,765              0
      Other income                                             22,260          2,517
      Gain on disposal of assets                              484,225              0
                                                           ----------     ----------
                                                            1,991,817      1,032,099
                                                           ----------     ----------
EXPENSES:
      Partnership management fees                              42,316         40,766
      Disposition fees                                         20,550              0
      Disposition fees - Restoration                           20,550              0
      Restoration fees                                         24,053            425
      Appraisal fees                                            2,268              0
      Insurance                                                13,645         11,323
      General and administrative (NOTE 9)                      23,203         34,969
      Advisory Board fees and expenses                          4,364          4,143
      Interest                                                  1,810         11,992
      Real estate taxes                                        (1,709)             0
      Ground lease payments (NOTE 3)                           30,936         30,896
      Expenses incurred due to default by lessee                 (121)         1,736
      Professional services                                    35,780         32,135
      Professional services related to investigation          560,252         36,458
      Depreciation                                            129,488        159,870
      Amortization                                                201            201
                                                           ----------     ----------
                                                              907,586        364,914
                                                           ----------     ----------

NET INCOME                                                 $1,084,231     $  667,185
                                                           ==========     ==========
NET INCOME - CURRENT GENERAL PARTNER                       $   10,842     $    6,672
NET INCOME - LIMITED PARTNERS                               1,073,389        660,513
                                                           ----------     ----------

                                                           $1,084,231     $  667,185
                                                           ==========     ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding            $23.19         $14.27
                                                               ======         ======

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------



                                                                             Three Months Ended March 31,
                                                                      -----------------------------------------
                                                                         1996                           1995
                                                                      ----------                     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $1,084,231                     $  667,185
      Adjustments to reconcile net income to net
        cash provided by operating activities -
          Depreciation and amortization                                  129,689                        160,070
          Recovery of amounts previously written off                    (629,765)                             0
          Net (gain) on disposal of assets                              (484,225)                             0
          Interest applied to Indemnification Trust account               (3,518)                        (6,250)
          (Increase) Decrease in rents and other receivables             165,917                       (104,334)
          (Deposits) for payment of real estate taxes                       (448)                        (4,764)
          (Increase) Decrease in prepaids                                  3,852                         (1,502)
          Decrease in deferred rent receivable                            17,051                            667
          Increase in due to current General Partner                       3,841                          1,359
          (Decrease) in accounts payable and other                      (110,724)                      (132,594)
          (Decrease) in security deposits                                (15,000)                             0
          (Decrease) in real estate taxes payable                        (21,962)                       (65,121)
          (Decrease) in unearned rental income                                 0                         (7,056)
                                                                      ----------                     ----------

               Net cash from operating activities                        138,939                        507,660
                                                                      ----------                     ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

      Principal payments received on
        direct financing leases                                           35,709                         76,542
      Proceeds from sale of investment properties                      1,366,966                              0
      Recoveries from former affiliates                                1,551,866                         10,623
      Deposit to restoration escrow                                     (889,945)                             0
      Payments from affiliated partnerships                               96,088                          4,722
                                                                      ----------                     ----------

               Net cash from investing activities                      2,160,684                         91,887
                                                                      ----------                     ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

      Cash distributions to Limited Partners                            (650,000)                      (930,000)
      Cash distributions to current General Partner                       (4,337)                        (2,669)
      Payments of equipment notes                                        (10,245)                       (59,130)
                                                                      ----------                     ----------

               Net cash (used in) financing activities                  (664,582)                      (991,799)
                                                                      ----------                     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,635,041                       (392,252)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,005,764                      1,349,101
                                                                      ----------                     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $2,640,805                     $  956,849
                                                                      ==========                     ==========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                       $    1,810                     $   11,992
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 1996, the Partnership owned 37 properties with specialty leasehold improvements in 18 of these properties.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority in interest of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1995, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,700,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,700,000, of which approximately $5,522,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1996. The 9% interest accrued as of March 31, 1996, amounted to approximately $1,540,000 and is not reflected in the accompanying income statement. As of December 31, 1995, approximately $6,353,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnerships. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $630,000 at March 31, 1996 as a result of recoveries received in excess of the original estimate. Pending the outcome of resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of the Partnership assets. All such transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of March 31, 1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years, and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management has elected to record currently certain immaterial errors discovered during 1993, which relate to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 1996, the Partnership owned 34 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, two (2) Applebee's restaurants, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 37 properties are located in a total of fourteen (14) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At March 31, 1996, one of the Partnership's properties was unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments. Management is negotiating a potential sale of the property, and is pursuing collection of the past due rents.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon full investment of the net proceeds of the offering, approximately 75% of the original proceeds was invested in the Partnership's properties.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $8,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $49,000 during 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $53,000 during 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partner as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $35,640 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership currently maintains rent insurance policies with terms expiring in 1996 for 10 of the 39 leased properties. Terms of the rent insurance policies call for the Partnership to be paid 80% of gross rent due in the event of nonpayment and vacancy of the property. Under the terms of the original offering document, rent insurance was originally intended to be obtained on all leased properties unless the tenant had financial net worth in excess of $5,000,000. The Partnership did not have sufficient documentation at March 31, 1996 to substantiate whether the uninsured properties had tenants with adequate net worth at the time the leases were initiated.

The tenant of the Partnership's eight (8) Hardee's restaurants has experienced sales difficulties over the past two years. Management entered into a one year lease modification with the tenant for 1996 resulting in a $200,000 decrease in base rent for the year, and agreed to capitalize delinquent rents totaling $112,000 into a five year note earning 10% interest.

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

Several of the Partnership's property leases contained purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost. Apple South, Inc. the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase those properties. One sale closed in January 1996, resulting in a gain of $484,000. The other sale is pending due to a dispute over the option price.

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
                                         -----------
                                         $42,275,114
                                         ===========

Eight (8) of the Partnership's properties are leased to Terratron, Inc., a franchisee of Hardee's restaurants and ten (10) of the properties are leased to Wensouth, a franchisee of Wendy's restaurants. Terratron base rents accounted for 22% of total base rents for 1995, and Wensouth accounted for 25% of base rents for 1995. Due to sales difficulties experienced by Terratron, a one (1)- year lease modification was entered into,reducing 1996 base rents by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995.

6.   EQUIPMENT NOTE PAYABLE:
     -----------------------

At March 31, 1996, equipment notes payable consist of the following:

               Outstanding
                Principal
                 Balance           Interest Rate       Maturity Date
                -----------        -------------       -------------

                 $67,010               9.80%           September 1997


In August 1992, the Partnership executed a note payable in the amount of $190,000 with Norwest Equipment Finance, Incorporated, for equipment placed in the Denny's restaurant located in Twin Falls, Idaho. The note is payable in monthly installments of $4,018, including interest at 9.8% through September 1997. The note is secured by the equipment under a direct financing lease with an initial cost of $190,000. The note was repaid in full during April 1996.

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 1996 and 1995 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 1996  March 31, 1995
- - -----------------------                     --------------  --------------
Management fees                                    $42,316         $40,766
Disposition fees                                    20,550               0
Restoration fees                                    24,053             425
Overhead allowance                                   3,526           3,433
Reimbursement for out-of-pocket expenses             4,872           3,517
Cash distribution                                    4,337           2,669
                                                   -------         -------
                                                   $99,654         $50,810
                                                   =======         =======

8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1996:

               Minimum lease payments receivable      $ 649,688
               Estimated residual values of leased
                 property (non-recourse)                 22,364
               Acquisition fees, net                        603
               Less-Unearned income                    (118,038)
                                                      ---------
                 Net investment in direct
                   financing leases                   $ 554,617
                                                      =========

At March 31, 1996, future minimum lease payments for each of the five succeeding fiscal years are as follows:

                 Year ending
                 December 31,
                 1996               $166,775
                 1997                196,139
                 1998                177,791
                 1999                131,347
                                    --------
                                    $672,052
                                    ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended March 31, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                                       Three Months Ended March 31,
                                       ----------------------------
                                             1996          1995
                                           -------        -------
         Communication costs               $11,823        $12,536
         Other administration                2,800          2,460
         Travel costs                          780            983
         Overhead allowance                  3,526          3,433
         Registration/filing fees            4,274          4,354
         Income taxes                            0         11,203
                                           -------        -------
                                           $23,203        $34,969
                                           =======        =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1996, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1996. Funds are invested in U.S. Treasury securities. In addition, $28,749 of earnings have been credited to the Trust as of March 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785. These amounts have been fully repaid by DiVall 3 as of March 31, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of March 31, 1996, the Partnerships recovered a total of approximately $4,541,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $1,837,000. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in
Note 10.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of March 31, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1996, interest in the amount of $187,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $204,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Complaint filed in said lawsuit alleged, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC) and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the partnership's restoration escrow account totaled approximately $890,000.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1996, the Partnership made distributions to the Limited Partners for the First Quarter of 1996 of $2,025,000 amounting to approximately $43.76 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $28,500,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management has negotiated a sale of the property which closed on May 1, 1996.

Apple South, Inc. the tenant of two Applebee's restaurants in Tennessee and Florida, notified Management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Applesouth during January 1996, resulting in a gain of approximately $484,000. Due to a dispute over the sale price for the Florida property, that potential sale is still pending.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past two years. Management entered into a one year lease modification with the tenant which reduces base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $555,000 at March 31, 1996, compared to $591,000 at December 31, 1995. The decrease of $36,000 was a result of principal payments received during the quarter.

OTHER ASSETS
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $2,702,000 at March 31, 1996, compared to $1,067,000 at December 31, 1995. The Partnership designated cash of $2,025,000 to fund the First Quarter 1996 distributions to Limited Partners, $380,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

A restoration escrow account was established during the First Quarter of 1996, and $890,000, representing the net proceeds to the Partnership from the settlement of litigation against the former accountants and attorneys, was deposited to the account. For information regarding the settlement, refer to
PART II, Item 2 of this report.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 11 to the financial statements.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DEFERRED INCOME

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,977,000 at March 31, 1996. The receivable decreased from December 31, 1995 due to $1,552,000 of recoveries received during the quarter from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $2,824,000 at December 31, 1995, to $3,545,000 at March 31, 1996, and includes $1,540,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnership. As such, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $630,000 at March 31, 1996 as a result of recoveries received in excess of the original estimates.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $192,000 due from DiVall 3 with a corresponding reduction reflected in professional expenses related to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 have been used to repay amounts owed to the Partnership. At December 31, 1995, the remaining amount due from DiVall 3 for restoration costs was $74,000. The total amount due was repaid by DiVall 3 during March 1996 from recoveries received.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of March 31, 1996.

LIABILITIES
- - -----------

Accounts payable and accrued expenses at March 31, 1996, in the amount of $156,000, primarily represented the accrual of legal and auditing fees. The decrease from December 31, 1995, is a result of the payment of out-of-pocket costs associated with the litigation against the Partnerships' former accountants and attorneys.

PARTNERS' CAPITAL
- - -----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $650,000 and $5,080, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 1996 distribution of $2,025,000 was paid to the Limited Partners on May 15, 1996.

RESULTS OF OPERATIONS:
- - ----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on the financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of litigation against the Partnership's former accountants and attorneys should result in operating results going forward which more closely represent "normal" operations than what has been experienced during the past three years.

The Partnership reported net income for the quarter ended March 31, 1996, in the amount of $1,084,000 compared to net income for the quarter ended March 31, 1995, of $667,000. Results for both periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates and tenant defaults. The costs associated with the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement.

REVENUES
- - --------

Total revenues were $1,992,000 and $1,032,000, for the quarters ended March 31, 1996 and 1995, respectively. 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of an Applebee's property.

Total revenues should approximate $3,000,000 annually or $750,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1995 to 1996 is a result of property sales as well as the one (1) year lease modification entered into with Terratron, the tenant of eight (8) Hardee's restaurants.

EXPENSES
- - --------

For the quarters ended March 31, 1996 and 1995, cash expenses amounted to approximately 39% and 20%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 46% and 35%, of total revenues for the quarters ended March 31, 1996 and 1995, respectively. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the quarters ended March 31, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $560,000 and $36,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets.

INFLATION:
- - ----------

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

                          PART II - OTHER INFORMATION

Item 2.  Legal Proceedings

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleged, among other things, that Defendant
E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson; Gary DiVall; an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"); David Shea ("Shea"), former Acquisitions Director for DREIC; and Lisa Shatrawka, former Controller for DREIC and former Director of Fund Management with TPG. In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the partnership's restoration escrow account totaled approximately $890,000.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated May 15, 1996, regarding the First Quarter 1996 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 10-K during the first quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  _______________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  _________________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996



By:  ______________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration

Date:  May 14, 1996

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


Date:  May 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     --------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1996



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  March 29, 1996