Form 10-Q
period 1996-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1996-08-13
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996
                                    ------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the transition period from____________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                       -----

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      -----------------------------------

                                    ASSETS

                                                            (Unaudited)
                                                              June 30,      December 31,
                                                                1996            1995
                                                            -----------     ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3)
     Land                                                   $9,637,822      $10,027,077
     Buildings                                              17,464,905       18,153,026
     Equipment                                                 669,778          669,778
     Accumulated depreciation                               (5,556,146)      (5,491,806)
                                                            ----------      -----------

          Net investment properties and equipment           22,216,359       23,358,075
                                                            ----------      -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)             516,004          590,527

OTHER ASSETS:
     Cash and cash equivalents                               1,237,351        1,005,764
     Cash restricted for real estate taxes                         213           61,217
     Restoration escrow account                                900,282                0
     Cash held in Indemnification Trust (NOTE 11)              282,302          275,231
     Rents and other receivables (net of allowance of
       $141,529 in 1996 and $254,543 in 1995)                  355,538          459,213
     Due from current General Partner                                0              275
     Deferred rent receivable                                  278,961          296,482
     Due from affiliated partnerships (NOTE 12)                      0           96,088
     Prepaid insurance                                          10,796           19,631
     Unsecured notes receivable from lessees (net of
       allowance of $111,762 in 1996                            50,000           50,000
                                                            ----------      -----------
          Total other assets                                 3,115,443        2,263,901
                                                            ----------      -----------

DUE FROM FORMER AFFILIATED:(NOTES 2 AND 12)
     Due from former general partner affiliates              1,962,698        3,529,205
     Allowance for uncollectible amounts
       due from former affiliates                           (1,962,698)      (2,607,104)

     Restoration cost receivable                             3,609,871        2,823,862
     Allowance for uncollectible
       restoration receivable                               (3,609,871)      (2,823,862)
                                                            ----------      -----------

          Due from former affiliates, net                            0          922,101
                                                            ----------      -----------

          Total assets                                     $25,847,806      $27,134,604
                                                           ===========      ===========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                   (Unaudited)
                                                                    June 30,              December 31,
                                                                      1996                    1995
                                                                   -----------             ---------
LIABILITIES:
     Equipment notes payable (NOTE 6)                                 $     0               $77,255
     Accounts payable and accrued expenses                             62,538               266,715
     Due to current General Partner                                     2,413                   496
     Security deposits                                                225,197               250,577
     Unearned rental income                                            25,046                18,065
     Real estate taxes payable                                         62,328                57,018
                                                                  -----------          ------------

       Total liabilities                                              377,522               670,126
                                                                  -----------          ------------

CONTINGENT LIABILITIES: (NOTE 10)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
     Former general partners -
       Capital contributions                                              200                   200
       Cumulative net income                                          707,313               707,313
       Cumulative cash distributions                               (1,547,742)           (1,547,742)
       Reallocation of former general partners'
        deficit capital to Limited Partners                           840,229               840,229
                                                                  -----------          ------------

                                                                            0                     0
                                                                  -----------          ------------
     Current General Partner -
       Cumulative net income                                           64,165                47,289
       Cumulative cash distributions                                  (24,995)              (18,245)
                                                                  -----------          -------------

                                                                       39,170                29,044
                                                                  -----------          -------------
     Limited Partners (46,280.3 interests outstanding)
       Capital contributions, net of offering costs                39,358,468            39,358,468
       Cumulative net income                                       12,718,143            11,047,463
       Cumulative cash distributions                              (25,805,268)          (23,130,268)
       Reallocation of former general partners' deficit capital      (840,229)             (840,229)
                                                                 ------------          ------------

                                                                   25,431,114            26,435,434
                                                                 ------------          ------------

         Total partners' capital                                   25,470,284            26,464,478
                                                                 ------------          ------------

         Total liabilities and partners' capital                  $25,847,806           $27,134,604
                                                                 ============          ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                       ----------------------------    --------------------------

                                                          1996            1995           1996             1995
                                                        --------        --------        -------        ----------
REVENUES:
   Rental income(NOTE 5)                                $796,959          $921,229      $1,614,682    $1,903,023
   Interest income on direct financing leases             15,471            32,311          33,644        51,042
   Other interest income                                  30,726            16,948          50,397        46,005
   Recovery of amount previously written off              14,641                 0         644,406             0
   Other income                                            3,494             4,107          25,754         6,624
   Gain on disposal of assets                                  0             1,729         484,225         1,729
                                                      ----------        ----------      ----------    ----------
                                                         861,291           976,324       2,853,108     2,008,423
                                                      ----------        ----------      ----------    ----------
EXPENSES:
   Partnership management fees                            43,098            40,219          85,414        80,985
   Disposition fees                                            0             3,000          20,550         3,000
   Disposition fees - Restoration                              0             3,000          20,550         3,000
   Restoration fees                                          585             1,706          24,638         2,131
   Appraisal fees                                              0                 0           2,268             0
   Insurance                                               8,796            12,456          22,441        23,779
   General and administrative (NOTE 9)                    52,280            28,795          75,483        63,764
   Advisory Board fees and expenses                        4,249             4,527           8,613         8,670
   Interest                                                1,741            10,538           3,551        22,530
   Real estate taxes                                           0                 0          (1,709)            0
   Ground lease payments (NOTE 3)                         30,936            31,058          61,872        61,954
   Expenses incurred due to default by lease               2,589             1,980           2,468         3,716
   Professional services                                  42,287            50,918          78,067        83,053
   Professional services related to investigation       (58,284)           102,964         501,968       139,422
   Loss on equipment lease                                     0             7,273               0         7,273
   Depreciation                                          129,488           151,915         258,976       311,785
   Amortization                                              201               201             402           402
                                                      ----------        ----------      ----------    ----------
                                                         257,966           450,550       1,165,552       815,464
                                                      ----------        ----------      ----------    ----------

NET INCOME                                              $603,325          $525,774      $1,687,556    $1,192,959
                                                      ==========        ==========      ==========    ==========

NET INCOME - CURRENT GENERAL                              $6,033            $5,258         $16,876       $11,930
PARTNER
NET INCOME - LIMITED PARTNERS                            597,292           520,516       1,670,680     1,181,029
                                                      ----------        ----------      ----------    ----------

                                                        $603,325          $525,774      $1,687,556    $1,192,959
                                                      ==========        ==========      ==========    ==========

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST, based on 46,280.3                   $12.91            $11.25          $36.10        $25.52
                                                          ======            ======          ======        ======
Interest outstanding

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                              1996                     1995
                                                                           ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $1,687,556               $1,192,959
     Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization                                          259,378                  312,187
          Recovery of amounts previously written off                            (644,406)                       0
          Net (gain) of disposal of assets                                      (484,225)                  (1,729)
          Loss on equipment lease                                                      0                    7,273
          Interest applied to Indemnification Trust account                       (7,701)                 (14,298)
          (Increase) Decrease in rents and other receivables                     103,950                 (115,452)
          (Deposits) withdrawal for payment of real estate taxes                  61,004                  (30,691)
          Decrease in prepaids                                                     8,835                    5,381
          Decrease in deferred rent receivable                                    17,521                    1,198
          Increase in due to current General Partner                               1,917                      508
          (Decrease) in accounts payable and other                              (204,177)                 (60,521)
          (Decrease) in security deposit                                         (25,380)                    (200)
          Increase/(Decrease) in real estate taxes payable                         5,310                  (39,181)
          Increase/(Decrease) in unearned rental income                            6,980                   (7,056)
                                                                           -------------              ------------

               Net cash from operation activities                                787,192                1,250,378
                                                                           -------------              ------------

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                       74,121                  182,659
     Proceeds from sale of investment properties                               1,366,966                  300,000
     Recoveries from former affiliates                                         1,566,507                   53,274
     Deposit to restoration escrow accounts                                     (900,282)                       0
     Payment from affiliated partnerships                                         96,088                   23,679
                                                                           -------------             ------------

               Net cash from investing activities                              2,203,400                  559,612
                                                                           -------------             ------------


CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                   (2,675,000)              (1,680,000)
     Cash distributions to current General Partner                                (6,750)                  (4,487)
     Payments of equipment notes                                                 (77,255)                (119,715)
                                                                           -------------              ------------

               Net cash (used in) financing activities                        (2,759,005)              (1,804,202)
                                                                           -------------              ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             231,587                    5,788

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD                                1,005,764                1,349,101
                                                                           -------------              ------------

CASH AND CASH EQUIVALENT AT END OF PERIOD                                     $1,237,351               $1,354,889
                                                                           =============              ===========

SUPPLEMENTAL DISCLOSURE-cash paid for interest                                    $3,551                  $22,530
                                                                                  ======                  =======

         The accompany notes are an integral part of these statements.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 1996, the Partnership owned 37 properties with specialty leasehold improvements in 18 of these properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,800,000, of which approximately $5,573,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1996. The 9% interest accrued as of June 30, 1996, amounted to approximately $1,663,000 and is not reflected in the accompanying income statement. As of December 31, 1995, approximately $6,353,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnerships. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $644,000 during the first six months of 1996 as a result of recoveries received in excess of the original estimate. Pending the outcome of resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of the Partnership assets. All such transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of June 30, 1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years, and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management has elected to record currently certain immaterial errors discovered during 1993, which relate to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1996, the Partnership owned 34 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, two (2) Applebee's restaurants, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 37 properties are located in a total of fourteen (14) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At June 30, 1996, one of the Partnership's properties was unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments. Management is negotiating a potential sale or lease of the property, and is pursuing collection of the past due rents.

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

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $8,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $49,000 during 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $53,000 during 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partner as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $36,225 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership currently maintains rent insurance policies with terms expiring in 1996 for 10 of the 37 leased properties. Terms of the rent insurance policies call for the Partnership to be paid 80% of gross rent due in the event of nonpayment and vacancy of the property. Under the terms of the original offering document, rent insurance was originally intended to be obtained on all leased properties unless the tenant had financial net worth in excess of $5,000,000. The Partnership did not have sufficient documentation at June 30, 1996 to substantiate whether the uninsured properties had tenants with adequate net worth at the time the leases were initiated.

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

Several of the Partnership's property leases contained purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost. Apple South, Inc. the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase these two properties. One sale closed in January 1996, resulting in a gain of $484,000. The other sale is expected to take place during the Third Quarter of 1996 at an expected gain of approximately $450,000.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          1996                $ 3,048,076
          1997                  3,221,602
          1998                  3,123,336
          1999                  3,156,936
          2000                  3,153,604
          Thereafter           26,571,560
                               ----------
                              $42,275,114
                               ==========

Eight (8) of the Partnership's properties are leased to Terratron, Inc., a franchisee of Hardee's restaurants and ten (10) of the properties are leased to Wensouth, a franchisee of Wendy's restaurants. Terratron base rents accounted for 22% of total base rents for 1995, and Wensouth accounted for 25% of base rents for 1995. Due to sales difficulties experienced by Terratron, a one (1)- year lease modification was entered into, reducing 1996 base rents by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995.

6.   EQUIPMENT NOTE PAYABLE:
     -----------------------

In August 1992, the Partnership executed a note payable in the amount of $190,000 with Norwest Equipment Finance, Inc., for equipment placed in the Denny's restaurant located in Twin Falls, Idaho. The note was payable in monthly installments of $4,018, including interest at 9.8% through September 1997 and was secured by the equipment under a direct financing lease with an initial cost of $190,000. The note was repaid in full during April 1996.

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six-month periods ended June 30, 1996 and 1995 are as follows.

                                          Incurred as of         Incurred as of
Current General Partner                   June 30, 1996          June 30, 1995
- - -----------------------                   --------------         --------------
Management fees                                   $85,414                $80,985
Disposition fees                                   20,550                  3,000
Restoration fees                                   24,638                  2,131
Overhead allowance                                  7,118                  6,926
Reimbursement for out-of-pocket expenses           11,148                  7,906
Cash distribution                                   6,750                  4,487
                                                  -------                -------
                                                 $155,618               $105,435
                                                 ========               ========

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1996:

                    Minimum lease payments receivable            $595,806
                    Estimated residual values of leased
                       property (non-recourse)                     22,364
                    Acquisition fees, net                             402
                    Less-Unearned income                         (102,568)
                                                                 ---------

                       Net investment in direct
                        financing leases                         $516,004
                                                                 =========

At June 30, 1996, future minimum lease payments for each of the five succeeding fiscal years are as follows:

                              Year ending
                              December 31,
                              1996                               $112,893
                              1997                                196,139
                              1998                                177,791
                              1999                                131,347
                                                                 --------
                                                                 $618,170
                                                                 ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended June 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

Three Months Ended June 30, 1996 and 1995, general and administrative expenses incurred by the partnership were as follows:

                                        Three Months Ended June 30,        Six Months Ended June 30,
                                        ---------------------------        -------------------------
                                               1996         1995             1996           1995
                                            ---------     ---------        --------      ----------
   Communication costs                          $30,218     $22,693         $42,041          $35,229
   Other administration                             741       1,103           3,541            3,563
   Travel costs                                   1,144         918           1,924            1,901
   Overhead allowance                             3,592       3,493           7,118            6,926
   Registration/filing fees                       3,090         588           7,364            4,942
   Income taxes                                  13,495           0          13,495           11,203
                                                -------     -------         -------          -------
                                                $52,280     $28,795         $75,483          $63,764
                                                =======     =======         =======          =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1996, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1996. Funds are invested in U.S. Treasury securities. In addition, $32,302 of earnings have been credited to the Trust as of June 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (I) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785. These amounts have been fully repaid by DiVall 3 as of June 30, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of June 30, 1996, the Partnerships recovered a total of approximately $4,578,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $1,852,000. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of June 30, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1996, interest in the amount of $200,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $218,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1996, the Partnership made distributions to the Limited Partners for the Second Quarter of 1996 of $1,650,000 amounting to approximately $35.65 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $28,500,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is negotiating a potential sale or lease of the property.

Apple South, Inc. the tenant of two Applebee's restaurants in Tennessee and Florida, notified management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Apple South during January 1996, resulting in a gain of approximately $484,000. The sale of the Florida property is expected to take place in the Third Quarter of 1996 at an expected gain of approximately $450,000.

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

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $516,000 at June 30, 1996, compared to $591,000 at December 31, 1995. The decrease of $75,000 was a result of principal payments received.

OTHER ASSETS
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes and cash held in restoration escrow was approximately $2,138,000 at June 30, 1996, compared to $1,067,000 at December 31, 1995. The Partnership designated cash of $1,650,000 to fund the Second Quarter 1996 distributions to Limited Partners, $310,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

A restoration escrow account was established during the First Quarter of 1996, and $890,000, representing the net proceeds to the Partnership from the settlement of litigation against the former accountants and attorneys, was deposited to the account. For information regarding the settlement, refer to
PART II, Item 2 of this report. Interest deposited to the account during the Second Quarter of 1996, totaled $10,000. The total balance of this account is being distributed to the limited partners as part of the Second Quarter distribution on August 15, 1996.

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

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
- - ---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DEFERRED INCOME
- - --------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,963,000 at June 30, 1996. The receivable decreased from December 31, 1995 due to $1,567,000 of recoveries received from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $2,824,000 at December 31, 1995, to $3,610,000 at June 30, 1996, and includes $1,663,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $644,000 during the first six months of 1996 as a result of recoveries received in excess of the original estimates.

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

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of June 30, 1996.

LIABILITIES
- - -----------

Accounts payable and accrued expenses at June 30, 1996, in the amount of $63,000, primarily represented the accrual of legal and auditing fees. The decrease from December 31, 1995, is a result of the payment of out-of-pocket costs associated with the litigation against the Partnerships' former accountants and attorneys.

The equipment note payable in the amount of $77,000 at December 31, 1995, was repaid during the Second Quarter of 1996 from the proceeds of the sale of the Applebee's property in Memphis, Tennessee.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $2,675,000 and $6,750, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 1996 distribution of $1,650,000 was paid to the Limited Partners on August 15, 1996.

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

The Partnership reported net income for the quarter ended June 30, 1996, in the amount of $603,000 compared to net income for the quarter ended June 30, 1995, of $526,000. For the six months ended June 30, 1996 and 1995, net income totaled $1,688,000 and $1,193,000, respectively. Results for all periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates and tenant defaults. The costs associated with the misappropriation increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement. These costs decreased during the Second Quarter of 1996 due to the settlement of the litigation.

REVENUES
- - --------

Total revenues were $861,000 and $976,000, for the quarters ended June 30, 1996 and 1995, respectively, and were $2,853,000 and $2,008,000 for the six months ended June 30, 1996 and 1995, respectively. 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of an Applebee's property.

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

EXPENSES
- - --------

For the quarters ended June 30, 1996 and 1995, cash expenses amounted to approximately 15% and 30%, of total revenues, respectively. For the six months ended June 30, 1996 and 1995, cash expenses totaled 32% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 30% and 46%, of total revenues for the quarters ended June 30, 1996 and 1995, respectively, and were 41% for both of the six months ended June 30, 1996 and 1995. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the six months ended June 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $502,000 and $139,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated August 15, 1996, regarding the Second Quarter 1996 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 10-K during the second quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    ___________________________
       Bruce A. Provo, President


Date:  August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    ___________________________
       Bruce A. Provo, President


Date:  August 14, 1996



By:    ____________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  August 14, 1996

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       ----------------------------
       Bruce A. Provo, President


Date:  August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       ----------------------------
       Bruce A. Provo, President


Date:  August 14, 1996



By:    /s/Kristin J. Atkinson
       ----------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1996

THE PROVO GROUP

[LETTERHEAD OF The Provo Group]



August 15, 1996



RE:    SECOND QUARTER 1996 CORRESPONDENCE
       DIVALL INSURED INCOME PROPERTIES 2, L.P. (THE "PARTNERSHIP")

Dear Limited Partner:

                        ______________________________

                        SECOND QUARTER 1996 HIGHLIGHTS


 . The Wisconsin ATTORNEY GENERAL'S Office is SEEKING investor INPUT before sentencing Gary J. DiVall and Paul E. Magnuson. (See enclosed correspondence from the Office of Crime Victim Services.)

 . "NET" settlement PROCEEDS from the Quarles & Brady and Ernst & Young lawsuit were DISTRIBUTED this quarter. (See "Statements of Income and Cash Flow Highlights" below.)

     . Unauthorized "THIRD-PARTY" solicitations causing investor concern.
                       (See Questions & Answers below.)

                        ______________________________

                 SECOND QUARTER 1996 "DISTRIBUTION" HIGHLIGHTS


 . 7.8% (approx.) annualized return from operations and other sources and 2.3%
  (approx.) non-annualized return of capital from distributed "net" settlement dollars based on $38,886,000 ("net" remaining initial investment).

 . $1,650,000 "total" amount distributed for the SECOND QUARTER 1996 which was $1,000,000 more than budgeted, primarily due to the disbursement of "net" settlement dollars.

 . $35.65 per unit (approx.) for the SECOND QUARTER 1996 from both cash flow from
                                                             ----
  operations and "net" cash activity from financing and investing activities.

 . $690.00 "total" per unit (approx.) distributed SINCE INCEPTION from both cash
                                                                      ----
  flow from operations and "net" cash activity from financing and investing activities. (NOTE: ORIGINAL UNITS WERE PURCHASED FOR $1,000/UNIT.)

DIVALL INSURED INCOME PROPERTIES 2, L.P
August 15, 1996
Page 2

                        ______________________________

                 STATEMENTS OF INCOME AND CASH FLOW HIGHLIGHTS


 . 11% increase in TOTAL OPERATING REVENUES from projections.

 . 19% decrease in "TOTAL" EXPENSES from projections.

 . 31% increase in NET INCOME from projections.


 . $890,000 total "NET" SETTLEMENT DOLLARS from the Quarles & Brady and Ernst &
  Young lawsuit were distributed for the quarter ended June 30, 1996.

 . $106,000 reversal of RESTORATION COSTS WHICH were previously accrued for the Partnership.

                . $53,000 MORE in RENTAL INCOME than budgeted
                  was recorded during the second quarter due to percentage rents.

                        ______________________________

                              PROPERTY HIGHLIGHTS


                                   VACANCIES
                                   ---------

 . There was one vacancy at June 30, 1996; COUNTRY KITCHEN (Cedar Rapids, IA).
            ---
  Earlier this year, the Partnership had executed a sales contract with a "prospective" buyer for this property, however, the closing was delayed due to environmental issues. These environmental issues -- which are soon to be resolved -- were caused by an adjoining property and management is comfortable there is no material impact. The Partnership is, however, negotiating "new" terms to lease (with an option to buy) to the same potential buyer.

                            OTHER PROPERTY MATTERS
                            ----------------------

 . Apple South, Inc., tenant of APPLEBEE'S restaurant (Port St. Lucie, FL), was delinquent at June 30, 1996, but has since cured this delinquency. As discussed in our last correspondence, the prior delinquency was a result of a dispute on the "final" sale price of this property. During the second quarter, the purchase price of $1,535,000 was mutually agreed upon, and the closing is scheduled to occur by third quarter.

DIVALL INSURED INCOME PROPERTIES 2, L.P.
August 15, 1996
Page 3


                        ______________________________

                         PROPERTY HIGHLIGHTS (CONT'D)


                        OTHER PROPERTY MATTERS (CONT'D)
                        -------------------------------

 . (cont'd)   *NOTE:  Apple South, Inc. had exercised their option to purchase this APPLEBEE'S restaurant at NO LESS THAN 120% of the original costs.


 . Terratron, Inc., tenant of HARDEE'S restaurant (Fond du Lac, WI), remains current on its monthly rental payments; however, they continue to experience
  -------
  difficulties with their CATCH-UP rental payments due the Partnership.


                        ______________________________

                            RESTORATION HIGHLIGHTS


 . Recoveries received during the SECOND QUARTER 1996 totalled $14,600 (approx.)
  for the Partnership.

 . "Total" recoveries received TO DATE for the Partnership amount to approximately $1,868,000.

 . As previously communicated, the Partnership is in the discovery stage prior to the trial against BOATMEN'S First National Bank of Kansas City. The TRIAL has been scheduled for MARCH of 1997.

 . The Partnership continues to monitor and negotiate the remaining settlements as they arise with the DiVall "PRIVATE" Partnerships.


                        ______________________________

                               RETURN OF CAPITAL

The following table has been updated to illustrate the breakdown of distributions since the Partnership's first quarterly distribution, for the
                                      -----
period ended June 30, 1988 through June 30, 1996.

DIVALL INSURED INCOME PROPERTIES 2, L.P.
August 15, 1996
Page 4


                        ______________________________

                          RETURN OF CAPITAL (CONT'D)

  =============================================================================

                                               DISTRIBUTION         CAPITAL
                                               ------------         -------
                                               ANALYSIS             BALANCE
                                               --------             -------
  Original Capital Balance                          -             $46,280,300
  Cash Flow From Operations Since Inception    $20,060,743            -
  Total Distributions Since Inception          (27,455,268)           -
                                               ------------

  (Return) of Capital                          $(7,394,525)       (7,394,525)
                                               ============       -----------

  "NET" REMAINING INITIAL INVESTMENT
        BY ORIGINAL PARTNERS                       -              $38,885,775
                                                                  ===========

  =============================================================================

   (NOTE: For a more individualized discussion of return of capital contact
                             Investor Relations.)

                        ______________________________

                              QUESTIONS & ANSWERS

1. WHAT IS THE "CURRENT" VALUE OF MY INVESTMENT IN THE PARTNERSHIP?

   . According to the Partnership Agreement, we are required to provide valuation information annually which was approximately $650 per unit at December 31, 1995.

          It is important to understand, however, that your investment value will most likely diminish whenever "original" capital is returned to
                                    --------
          you. For example, this quarter's distribution included "net" settlement proceeds which is considered return of capital. The overall impact of this $19.23 (approx.) per unit amount (reflective of "net" settlement dollars) on 1996's valuation will not be determined until early 1997.

2. HAS THERE BEEN ANY DECISION MADE REGARDING THE PARTNERSHIP'S LIQUIDATION ALTERNATIVES OR THE POSSIBILITY OF REPOSITIONING ITS ASSETS?

   . No decision has been made at this time. The Advisory Board has requested feedback from the investor community to assist in our decision-making process. (See enclosed letter from the Advisory Board.)

DIVALL INSURED INCOME PROPERTIES 2, L.P.
August 15, 1996
Page 5


                        ______________________________

                         QUESTIONS & ANSWERS (CONT'D)


3. WHAT ARE MY "IMMEDIATE" LIQUIDATION OPTIONS FOR INTERESTS IN THE PARTNERSHIP?

   . The only option for immediate liquidation of interests, at this time, is through the secondary market. According to current secondary market trading information provided to management, interests in the Partnership are selling between $425-$575 per unit.

        It is important to note that there has been a recent increase in the frequency of direct "solicitations" of your interests by third parties. Since we do not have control or support these solicitation efforts, we
                 -- ---
        strongly urge you to thoroughly review all your options and understand
        --------                               ---
        their motivation -- prior to any liquidation.

        We have no affiliation with any "third-party" solicitors of your
                --
        interests; and, as noted above, we do not support any "unsolicited written offers" that you may receive. If you are in receipt of such offers and have questions regarding your investment, we encourage you to contact us.

As always, if you have any questions or need additional information, please
contact Investor Relations at 1-800-547-7686 or 1-608-829-2992.   All written
inquiries may be mailed or faxed to:

                             THE PROVO GROUP, INC.
                             Post Office Box 2137
                        Madison, Wisconsin  53701-2137

                              (FAX 608-829-2996)


Sincerely,
THE PROVO GROUP, INC.


By: /s/ Brenda Bloesch                    By: /s/ Kristin Atkinson
    -------------------------------          ----------------------------
    Brenda Bloesch                           Kristin Atkinson
    Director of Investor Relations           V.P. - Finance and Administration

Enclosures

- - --------------------------------------------------------------------------------
                    DIVALL INSURED INCOME PROPERTIES 2 L.P.
                  STATEMENTS OF INCOME AND CASH FLOW CHANGES
                FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996
- - --------------------------------------------------------------------------------

                                                                          PROJECTED           ACTUAL            VARIANCE
                                                                      -------------------------------------------------------
                                                                             2ND               2ND
                                                                           QUARTER           QUARTER             BETTER
  OPERATING REVENUES                                                       6/30/96           6/30/96             (WORSE)
                                                                       --------------  ----------------  ------------------
    Rental income                                                            $743,857          $796,959            $53,102
    Direct financing interest                                                  15,478            15,471                 (7)
    Interest income                                                            16,944            30,726             13,782
    Recovery of amounts previously written off                                      0            14,641             14,641
    Other income                                                                    0             3,494              3,494
                                                                       --------------  ----------------  ------------------
  TOTAL OPERATING REVENUES                                                   $776,279          $861,291            $85,012
                                                                       --------------  ----------------  ------------------
  OPERATING EXPENSES
    Insurance                                                                  $8,009            $8,796              ($787)
    Management fees                                                            43,182            43,098                 84
    Restoration fees                                                                0               585               (585)
    Overhead allowance                                                          3,600             3,592                  8
    Advisory Board                                                              4,600             4,249                351
    Administrative                                                             30,433            48,690            (18,257)
    Professional services                                                         946             1,687               (741)
    Auditing                                                                   12,000            13,237             (1,237)
    Legal                                                                      12,600            27,363            (14,763)
    Defaulted tenants                                                             300             2,589             (2,289)
                                                                       --------------  ----------------  ------------------
  TOTAL OPERATING EXPENSES                                                   $115,670          $153,886           ($38,216)
                                                                       --------------  ----------------  ------------------
  GROUND RENT                                                                 $30,945           $30,936                 $9
                                                                       --------------  ----------------  ------------------
  INTEREST EXPENSE                                                                 $0            $1,741            ($1,741)
                                                                       --------------  ----------------  ------------------
  INVESTIGATION AND RESTORATION EXPENSES                                      $47,257          ($58,284)          $105,541
                                                                       --------------  ----------------  ------------------

  NON-OPERATING EXPENSES
    Depreciation                                                             $123,291          $129,488            ($6,197)
    Amortization                                                                  201               201                  0
                                                                       --------------  ----------------  ------------------
  TOTAL NON-OPERATING EXPENSES                                               $123,492          $129,689            ($6,197)
                                                                       --------------  ----------------  ------------------
  TOTAL EXPENSES                                                             $317,364          $257,968            $59,396
                                                                       --------------  ----------------  ------------------

  NET INCOME                                                                 $458,915          $603,323           $144,408

  OPERATING CASH RECONCILIATION:                                                                                 VARIANCE
                                                                                                         ------------------
    Depreciation and amortization                                             123,492           129,689              6,197
    Recovery of amounts previously written off                                      0           (14,641)           (14,641)
    (Increase) Decrease in current assets                                     (47,661)          (57,073)            (9,412)
    Increase (Decrease) in current liabilities                                 (8,106)          (66,531)           (58,425)
    Decrease in Security Deposits                                                   0           (10,380)           (10,380)
    (Increase) Decrease in cash reserved for payables                           3,000           130,000            127,000
    Advance from/(to) future cash flows for current distributions              80,000            60,000            (20,000)
                                                                       --------------  ----------------  ------------------
   Net Cash Provided From Operating Activities                               $609,640          $774,387           $164,747
                                                                       --------------  ----------------  ------------------

  CASH FLOWS FROM (USED IN) INVESTING
    AND FINANCING ACTIVITIES
    Payments received from affiliated partnerships                                  0                 0                  0
    Recoveries from former G.P. affiliates                                          0            14,641             14,641
    Disbursement from Restoration Escrow                                            0           889,945            889,945
    Principal received on equipment leases                                     39,011            38,412               (599)
    Sale of Investment Properties                                                   0                 0                  0
    Principal payments on mortgage notes                                            0           (67,010)           (67,010)
                                                                       --------------  ----------------  ------------------
   Net Cash Provided From Investing And Financing
    Activities                                                                $39,011          $875,988           $836,977
                                                                       --------------  ----------------  ------------------

   TOTAL CASH FLOW FOR QUARTER                                               $648,651        $1,650,375         $1,001,724

   Cash Balance Beginning of Period                                         3,740,608         2,702,470         (1,038,138)
   Less 1st quarter distributions paid 5/96                                (3,375,000)       (2,025,000)         1,350,000
   Change in cash reserved for payables or future distributions               (83,000)         (190,000)          (107,000)
                                                                       --------------  ----------------  ------------------
   Cash Balance End of Period                                                $931,259        $2,137,845         $1,206,586


   Cash reserved for 2nd quarter L.P. distributions                          (650,000)       (1,650,000)        (1,000,000)
   Cash reserved for future distributions                                           0           (40,000)           (40,000)
   Cash reserved for payment of payables                                     (122,000)         (270,000)          (148,000)
                                                                       --------------  ----------------  ------------------
   Unrestricted Cash Balance End of Period                                   $159,259          $177,845            $18,586
                                                                       ==============  ================  ==================
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                           PROJECTED           ACTUAL            VARIANCE
                                                                       ------------------------------------------------------
*  Quarterly Distribution                                                    $650,000        $1,650,000         $1,000,000
   Mailing Date                                                            8/15/96         (enclosed)             -
- - -----------------------------------------------------------------------------------------------------------------------------

* Refer to distribution letter for detail of quarterly distribution.

PROJECTIONS FOR

DISCUSSION PURPOSES
                                          DIVALL INSURED INCOME PROPERTIES 2 LP
                                                 1996 PROPERTY SUMMARY
                                            AND RELATED ESTIMATED RECEIPTS

PORTFOLIO         (Note 1)
                                       -------------------------------------   ---------------------------------------------------
                                                      REAL ESTATE                                               EQUIPMENT
                                       -------------------------------------   ---------------------------------------------------
                                                        ANNUAL                        LEASE                    ANNUAL
- - ------------------------------------                     BASE         %            EXPIRATION                  LEASE      %  *
CONCEPT                LOCATION             COST         RENT       YIELD             DATE          COST      RECEIPTS   RETURN
- - ------------------------------------   -------------------------------------   ---------------------------------------------------
APPLEBEE'S        PORT ST.LUCIE, FL        1,346,719      178,800     13.28%

APPLEBEE'S        COLUMBUS, OH             1,059,465      135,780     12.82%     06/30/97             84,500    17,438     20.64%

BLOCKBUSTER       OGDEN, UT                  646,425       94,836     14.67%

COUNTRY KIT.      CEDAR RAPIDS, IA           660,156            0      0.00%

DENNY'S           N. SYMRNA BCH, FL        1,025,830      133,380     13.00%
DENNY'S           DAYTONA, FL              1,029,844      136,800     13.28%

DENNY'S   (2)(3)  PHOENIX, AZ                295,750       39,000     13.19%                         224,376         0      0.00%
DENNY'S   (2)     PHOENIX, AZ                972,726       84,000      8.64%                         183,239         0      0.00%
DENNY'S   (2)     PHOENIX, AZ                865,900       86,000      9.93%                         221,237         0      0.00%
DENNY'S           TWIN FALLS, ID             699,032       78,000     11.16%     04/30/99            190,000    37,860     19.93%
DENNY'S   (2)(3)  PHOENIX, AZ                500,000       37,000      7.40%                          14,259         0      0.00%

HARDEE'S  (5)     S MILWAUKEE, WI            808,032       81,000     10.02%
HARDEE'S  (5)     DELEVAN, WI                718,250       45,000      6.27%     12/31/99   (4)      221,813    29,420     13.26%
HARDEE'S  (5)     HARTFORD, WI               686,563       72,000     10.49%
HARDEE'S  (5)     MILWAUKEE, WI            1,010,045       99,000      9.80%     12/31/99   (4)      260,000    35,593     13.69%
    "                 "                                                          12/31/99   (4)      151,938    24,205     15.93%
HARDEE'S  (5)     OCONOMOWOC, WI             802,750       72,000      8.97%
HARDEE'S  (5)     W JORDAN, UT               617,907       72,000     11.65%
HARDEE'S  (5)     SANDY, UT                  355,847       50,472     14.18%
HARDEE'S  (5)     FOND DU LAC, WI            849,767      103,500     12.18%     12/31/99   (4)      290,469    50,713     17.46%
HARDEE'S  (5)     MILWAUKEE, WI                    0            0      0.00%                         780,000         0      0.00%

HOOTER'S          R. HILLS, TX             1,246,719       95,000      7.62%

HOSTETTLER'S      DES MOINES, IA             845,000       55,584      6.58%                          52,813         0      0.00%

KFC               SANTA FE, NM               451,230       60,000     13.30%

MIAMI SUBS        PALM BEACH, FL             743,625       32,000      4.30%

- - ------------------------------------   -------------------------------------   --------------------------------------------------
                                         ---------------------------------------------------------
                                          ORIGINAL EQUITY                            $46,280,300
                                          NET DISTRIBUTION OF
                                           CAPITAL SINCE INCEPTION                    $7,394,525
                                                                                  ----------------
                                          CURRENT EQUITY                             $38,885,775
                                         -----------------------------------------================

                                         --------------------------------------   ----------------
                                                          TOTALS                    TOTAL % ON
                                         --------------------------------------
                                                                                     38,885,775
                                                           ANNUAL                     EQUITY
- - ------------------------------------
CONCEPT                LOCATION               COST        RECEIPTS    RETURN          RAISE
- - ------------------------------------     --------------------------------------   ----------------
APPLEBEE'S        PORT ST.LUCIE, FL          1,346,719       178,800     13.28%

APPLEBEE'S        COLUMBUS, OH               1,143,965       153,218     13.39%

BLOCKBUSTER       OGDEN, UT                    646,425        94,836     14.67%

COUNTRY KIT.      CEDAR RAPIDS, IA             660,156             0      0.00%

DENNY'S           N. SYMRNA BCH, FL          1,025,830       133,380     13.00%
DENNY'S           DAYTONA, FL                1,029,844       136,800     13.28%

DENNY'S   (2)(3)  PHOENIX, AZ                  520,126        39,000      7.50%
DENNY'S   (2)     PHOENIX, AZ                1,155,965        84,000      7.27%
DENNY'S   (2)     PHOENIX, AZ                1,087,137        86,000      7.91%
DENNY'S           TWIN FALLS, ID               889,032       115,860     13.03%
DENNY'S   (2)(3)  PHOENIX, AZ                  514,259        37,000      7.19%

HARDEE'S  (5)     S MILWAUKEE, WI              808,032        81,000     10.02%
HARDEE'S  (5)     DELEVAN, WI                  940,063        74,420      7.92%
HARDEE'S  (5)     HARTFORD, WI                 686,563        72,000     10.49%
HARDEE'S  (5)     MILWAUKEE, WI              1,421,983       158,798     11.17%
    "                 "
HARDEE'S  (5)     OCONOMOWOC, WI               802,750        72,000      8.97%
HARDEE'S  (5)     W JORDAN, UT                 617,907        72,000     11.65%
HARDEE'S  (5)     SANDY, UT                    355,847        50,472     14.18%
HARDEE'S  (5)     FOND DU LAC, WI            1,140,236       154,213     13.52%
HARDEE'S  (5)     MILWAUKEE, WI                780,000             0      0.00%

HOOTER'S          R. HILLS, TX               1,246,719        95,000      7.62%

HOSTETTLER'S      DES MOINES, IA               897,813        55,584      6.19%

KFC               SANTA FE, NM                 451,230        60,000     13.30%

MIAMI SUBS        PALM BEACH, FL               743,625        32,000      4.30%

- - ------------------------------------     --------------------------------------   ----------------

Note 1: This property summary includes only current property and equipment held by the Partnership. Equipment lease receipts shown include a return of capital.
     2: Rent is based on 12.5% of monthly sales. Rent projected for 1996 is based on 1995 sales levels.
     3: The Partnership entered into a long-term ground lease in which the Partnership is responsible for payment of rent.
           The annual base rent shown is net of the underlying ground lease rent.
     4: The lease was modified effective January 1, 1996, extending the remaining lease over four years at a rate of 10% per annum.
     5: A one-year lease modification was entered into with this tenant reducing base rent for 1996 by a total of approximately $200,000.

PROJECTINS FOR

DISCUSSION PURPOSES                      DIVALL INSURED INCOME PROPERTIES 2 LP
                                                1996 PROPERTY SUMMARY
                                            AND RELATED ESTIMATED RECEIPTS

PORTFOLIO         (Note 1)
                                       --------------------------------------  --------------------------------------------------
                                                    REAL ESTATE                                EQUIPMENT
                                       --------------------------------------  --------------------------------------------------
                                                        ANNUAL                        LEASE                   ANNUAL
- - ------------------------------------                     BASE         %            EXPIRATION                  LEASE       %
CONCEPT           LOCATION                  COST         RENT       YIELD             DATE          COST      RECEIPTS   RETURN
- - ------------------------------------   --------------------------------------  --------------------------------------------------
POPEYE'S          PARK FOREST, IL            580,938       77,280     13.30%

SUNRISE PS        PHOENIX, AZ              1,084,503      127,920     11.80%       12/31/96          79,219    16,373     20.67%
                                                                                   06/30/97          19,013     3,930     20.67%
VILLAGE INN       GRAND FORKS, ND            739,375       84,000     11.36%

WENDY'S           AIKEN, SC                  633,750       90,480     14.28%
WENDY'S           CHARLESTION, SC            580,938       77,280     13.30%
WENDY'S           N. AUGUSTA, SC             660,156       87,780     13.30%
WENDY'S           AUGUSTA, GA                728,813       96,780     13.28%
WENDY'S           CHARLESTON, SC             596,781       76,920     12.89%
WENDY'S           AIKEN, SC                  776,344       96,780     12.47%
WENDY'S           AUGUSTA, GA                649,594       86,160     13.26%
WENDY'S           CHARLESTON, SC             528,125       70,200     13.29%
WENDY'S           MT. PLEASANT, SC           580,938       77,280     13.30%
WENDY'S           MARTINEZ, GA               633,750       84,120     13.27%

HALLANDALE TAG    HALLANDALE, FL             792,188       30,000      3.79%

- - ------------------------------------   --------------------------------------  --------------------------------------------------

- - ------------------------------------   --------------------------------------                   ---------------------------------
PORTFOLIO TOTALS (37 Properties)          27,803,775    3,004,132     10.80%                      2,772,876   215,531      7.77%
- - ------------------------------------   --------------------------------------                   ---------------------------------
                                          --------------------------------------------------------
                                          ORIGINAL EQUITY                              $46,280,300
                                          NET DISTRIBUTION OF
                                           CAPITAL SINCE INCEPTION                      $7,394,525
                                                                                    ----------------
                                          CURRENT EQUITY                               $38,885,775
                                          ------------------------------------------================


                                          --------------------------------------   -----------------
                                                           TOTALS                    TOTAL % ON
                                         ---------------------------------------
                                                                                     38,885,775
- - ------------------------------------                       TOTAL                       EQUITY
CONCEPT           LOCATION                    COST        RECEIPTS    RETURN           RAISE
- - ------------------------------------     ---------------------------------------   -----------------
POPEYE'S          PARK FOREST, IL              580,938        77,280     13.30%

SUNRISE PS        PHOENIX, AZ                1,182,735       148,222     12.53%

VILLAGE INN       GRAND FORKS, ND              739,375        84,000     11.36%

WENDY'S           AIKEN, SC                    633,750        90,480     14.28%
WENDY'S           CHARLESTION, SC              580,938        77,280     13.30%
WENDY'S           N. AUGUSTA, SC               660,156        87,780     13.30%
WENDY'S           AUGUSTA, GA                  728,813        96,780     13.28%
WENDY'S           CHARLESTON, SC               596,781        76,920     12.89%
WENDY'S           AIKEN, SC                    776,344        96,780     12.47%
WENDY'S           AUGUSTA, GA                  649,594        86,160     13.26%
WENDY'S           CHARLESTON, SC               528,125        70,200     13.29%
WENDY'S           MT. PLEASANT, SC             580,938        77,280     13.30%
WENDY'S           MARTINEZ, GA                 633,750        84,120     13.27%

HALLANDALE TAG    HALLANDALE, FL               792,188        30,000      3.79%

- - ------------------------------------     ---------------------------------------   -----------------

- - ------------------------------------     ---------------------------------------   -----------------
PORTFOLIO TOTALS (37 Properties)            30,576,651     3,219,664     10.53%               8.28%
- - ------------------------------------     ---------------------------------------   -----------------

Note 1:    This property summary includes only current property and equipment held by the Partnership. Equipment lease receipts shown include a return of capital.