Form 10-Q
period 1996-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1996-11-13
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended     September 30, 1996
                                         -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ----------  -----------

                         Commission file number 0-17686

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


                   WISCONSIN                            39-1606834
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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        -------   ------

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                   September 30, 1996 and December 31, 1995
                   ----------------------------------------

                                     ASSETS

                                                                    (Unaudited)
                                                                   September 30,   December 31,
                                                                        1996           1995
                                                                   --------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3)
     Land                                                            $ 9,141,303    $10,027,077
     Buildings                                                        16,614,705     18,153,026
     Equipment                                                           669,778        669,778
     Accumulated depreciation                                         (5,427,753)    (5,491,806)
                                                                     -----------    -----------

       Net investment properties and equipment                        20,998,033     23,358,075
                                                                     -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)                       474,894        590,527
                                                                     -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                         2,976,900      1,005,764
     Cash restricted for real estate taxes                                   184         61,217
     Cash held in Indemnification Trust (NOTE 11)                        286,486        275,231
     Rents and other receivables (net of allowance of
       $64,687 in 1996 and $254,543 in 1995)                             210,856        459,213
     Due from current General Partner                                          0            275
     Deferred rent receivable                                            259,324        296,482
     Due from affiliated partnerships (NOTE 12)                                0         96,088
     Prepaid insurance                                                     3,424         19,631
     Unsecured notes receivable from lessees (net of allowance of
       $304,992 in 1996)                                                  89,948         50,000
                                                                     -----------    -----------
         Total other assets                                            3,827,122      2,263,901
                                                                     -----------    -----------
DUE FROM FORMER AFFILIATES: (NOTES 2 AND 12)
     Due from former general partner affiliates                        1,949,773      3,529,205
     Allowance for uncollectible amounts
        due from former affiliates                                    (1,949,773)    (2,607,104)
     Restoration cost receivable                                       3,746,234      2,823,862
     Allowance for uncollectible
       restoration receivable                                         (3,746,234)    (2,823,862)
                                                                     -----------    -----------

         Due from former affiliates, net                                       0        922,101
                                                                     -----------    -----------

         Total assets                                                $25,300,049    $27,134,604
                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                   (Unaudited)
                                                                  September 30,   December 31,
                                                                       1996           1995
                                                                  --------------  -------------
LIABILITIES:
   Equipment notes payable (NOTE 6)                                $          0   $     77,255
   Accounts payable and accrued expenses                                123,927        266,715
   Due to current General Partner                                         4,230            496
   Security deposits                                                    212,223        250,577
   Unearned rental income                                                48,361         18,065
   Real estate taxes payable                                             37,831         57,018
                                                                   ------------   ------------

      Total liabilities                                                 426,572        670,126
                                                                   ------------   ------------

CONTINGENT LIABILITIES: (NOTE 10)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
   Former general partners -
      Capital contributions                                                 200            200
      Cumulative net income                                             707,313        707,313
      Cumulative cash distributions                                  (1,547,742)    (1,547,742)
      Reallocation of former general partners'
        deficit capital to Limited Partners                             840,229        840,229
                                                                   ------------   ------------

                                                                              0              0
                                                                   ------------   ------------
   Current General Partner -
      Cumulative net income                                              74,739         47,289
      Cumulative cash distributions                                     (29,225)       (18,245)
                                                                   ------------   ------------

                                                                         45,514         29,044
                                                                   ------------   ------------
   Limited Partners (46,280.3 interests outstanding)
      Capital contributions, net of offering costs                   39,358,468     39,358,468
      Cumulative net income                                          13,764,992     11,047,463
      Cumulative cash distributions                                 (27,455,268)   (23,130,268)
      Reallocation of former general partners' deficit capital         (840,229)      (840,229)
                                                                   ------------   ------------

                                                                     24,827,963     26,435,434
                                                                   ------------   ------------

       Total partners' capital                                       24,873,477     26,464,478
                                                                   ------------   ------------

       Total liabilities and partners' capital                     $ 25,300,049   $ 27,134,604
                                                                   ============   ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                         Three Months Ended                Nine Months Ended
                                                         ------------------                -----------------
                                                            September 30,                    September 30,
                                                            -------------                    -------------
                                                         1996           1995             1996             1995
                                                         ----           ----             ----             ----
REVENUES:
   Rental income (NOTE 5)                             $  857,490       $916,747       $2,472,172       $2,819,770
   Interest income on direct financing leases             14,426         29,154           48,070           80,196
   Other interest income                                  20,272          8,534           70,669           54,539
   Recovery of amount previously written off              12,925              0          657,331                0
   Other income                                           35,859          3,532           61,613           10,156
   Gain on disposal of assets                            445,772              0          929,997            1,729
                                                      ----------       --------       ----------       ----------
                                                       1,386,744        957,967        4,239,852        2,966,390
                                                      ----------       --------       ----------       ----------
EXPENSES:
   Partnership management fees                            43,098         41,714          128,512          122,699
   Disposition fees                                       46,000              0           66,550            3,000
   Disposition fees - Restoration                              0              0           20,550            3,000
   Restoration fees                                          517            210           25,155            2,341
   Selling Commissions                                         0              0                0            9,900
   Appraisal fees                                              0              0            2,268                0
   Insurance                                               7,371         12,582           29,812           36,361
   General and administrative (NOTE 9)                    26,748         15,208          102,231           78,972
   Advisory Board fees and expenses                        4,446          4,924           13,059           13,594
   Interest                                                    0         11,103            3,551           33,633
   Real estate taxes                                           0              0           (1,709)               0
   Ground lease payments (NOTE 3)                         31,124         30,936           92,996           92,890
   Expenses incurred due to default by lessee              2,269         16,956            4,737           20,672
   Professional services                                  29,157         20,727          107,224           93,880
   Professional services related to investigation          8,901        129,796          510,869          269,218
   Loss on equipment lease                                     0              0                0            7,273
   Depreciation                                          129,489        137,316          388,465          449,101
   Amortization                                              201            201              603              603
                                                      ----------       --------       ----------       ----------
                                                         329,321        421,673        1,494,873        1,237,137
                                                      ----------       --------       ----------       ----------
NET INCOME                                            $1,057,423       $536,294       $2,744,979       $1,729,253
                                                      ==========       ========       ==========       ==========

NET INCOME - CURRENT GENERAL
PARTNER                                               $   10,574       $  5,363       $   27,450       $   17,293
NET INCOME - LIMITED PARTNERS                          1,046,849        530,931        2,717,529        1,711,960
                                                      ----------       --------       ----------       ----------
                                                      $1,057,423       $536,294       $2,744,979       $1,729,253
                                                      ==========       ========       ==========       ==========

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST, based on 46,280.3
Interests outstanding                                 $    22.62       $  11.47       $    58.72       $    36.99
                                                      ==========       ========       ==========       ==========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------



                                                                     Nine Months Ended September 30,
                                                                     --------------------------------
                                                                        1996                     1995
                                                                     -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 2,744,979             $ 1,729,253
   Adjustments to reconcile net income to net
     cash provided by operating activities -
      Depreciation and amortization                                      389,068                 449,704
      Recovery of amounts previously written off                        (657,331)                      0
      Net (gain) on disposal of assets                                  (929,997)                 (1,729)
      Loss on equipment lease                                                  0                   7,273
      Interest applied to Indemnification Trust account                  (11,255)                (14,298)
      (Increase) Decrease in rents and other receivables                 248,630                (251,050)
      (Deposits)withdrawals for payment of real estate taxes              61,033                 (13,270)
      Decrease in prepaids                                                16,207                  17,962
      Decrease in deferred rent receivable                                37,158                  12,523
      Increase in due to current General Partner                           3,734                   3,840
      (Decrease) in accounts payable and other                          (142,788)                (11,659)
      (Decrease) in security deposits                                    (38,354)                   (200)
      (Decrease) in real estate taxes payable                            (19,187)                (56,612)
      Increase/(Decrease) in unearned rental income                       30,296                  (7,056)
                                                                     -----------             -----------

        Net cash from operating activities                             1,732,193               1,864,681
                                                                     -----------             -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Principal payments received on direct financing leases                115,030                 293,925
   Proceeds from sale of investment properties                         2,901,576                 300,000
   Recoveries from former affiliates                                   1,579,432                  58,525
   Increase in unsecured notes from lesses                               (39,948)                      0
   Payments from affiliated partnerships                                  96,088                  26,013
                                                                     -----------             -----------

        Net cash from investing activities                             4,652,178                 678,463
                                                                     -----------             -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

   Cash distributions to Limited Partners                             (4,325,000)             (2,780,000)
   Cash distributions to current General Partner                         (10,980)                 (6,632)
   Payments of equipment notes                                           (77,255)               (181,789)
                                                                     -----------             -----------

        Net cash (used in) financing activities                       (4,413,235)             (2,968,421)
                                                                     -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,971,136                (425,277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,005,764               1,349,101
                                                                     -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,976,900             $   923,824
                                                                     ===========             ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                      $     3,551             $    33,633
                                                                     ===========             ===========


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     ------------------------------------

DiVall Insured Income Properties 2 Limited Partnership (the "Partnership") was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30,1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 1996, the Partnership owned 36 properties with specialty leasehold improvements in 16 of these properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,000,000, of which approximately $5,696,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1996. The 9% interest accrued as of September 30, 1996, amounted to approximately $1,790,000 and is not reflected in the accompanying income statement. As of December 31, 1995, approximately $6,353,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnerships. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $657,000 during the first nine months of 1996 as a result of recoveries received in excess of the original estimate. Pending the outcome of resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of the Partnership assets. All such transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of September 30, 1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years, and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management has elected to record currently certain immaterial errors discovered during 1993, which relate to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1996, the Partnership owned 33 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, one (1) Applebee's restaurant, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 36 properties are located in a total of fourteen (14) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At September 30, 1996, one of the Partnership's properties was unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments. Management is pursuing a potential sale or lease of the property and is pursuing collection of the past due rents.

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

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $8,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $49,000 during 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $53,000 during 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partner as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $36,742 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership currently maintains rent insurance policies with terms expiring in 1996 for 10 of the 36 leased properties. Terms of the rent insurance policies call for the Partnership to be paid 80% of gross rent due in the event of nonpayment and vacancy of the property. Under the terms of the original offering document, rent insurance was originally intended to be obtained on all leased properties unless the tenant had financial net worth in excess of $5,000,000. The Partnership did not have sufficient documentation at September 30, 1996 to substantiate whether the uninsured properties had tenants with adequate net worth at the time the leases were initiated.

The tenant of the Partnership's eight (8) Hardee's restaurants has experienced sales difficulties over the past two years. Management entered into a one year lease modification with the tenant for 1996 resulting in a $200,000 decrease in base rent for the year, and agreed to capitalize delinquent rents totaling $112,000 into a five year note earning 10% interest. During September 1996, management began negotiating new leases with Hardee's Food Systems, Inc., whereby all payments due from Terratron for 1996 under their modified lease terms would be received. Management anticipates execution of these leases during the Fourth Quarter of 1996.

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

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1993, but continues to operate the restaurant and pay rent. Management is currently negotiating a possible new lease.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost. Apple South, Inc., the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase these two properties. One sale closed in January 1996, resulting in a gain of $484,000. The other sale closed on September 30, 1996 at a gain of approximately $446,000.

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
                                        -----------
                                        $42,275,114
                                        ===========

Eight (8) of the Partnership's properties are leased to Terratron, Inc., a franchisee of Hardee's restaurants and ten (10) of the properties are leased to Wensouth, a franchisee of Wendy's restaurants. Terratron base rents accounted for 22% of total base rents for 1995, and Wensouth accounted for 25% of base rents for 1995. Due to sales difficulties experienced by Terratron, a one (1)- year lease modification was entered into, reducing 1996 base rents by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995. During September 1996, management began negotiating new leases with Hardee's Food Systems, Inc., whereby all payments due from Terratron for 1996 under their modified lease terms would be received. Management anticipates execution of these leases during the Fourth Quarter of 1996.

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


7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 1996 and 1995 are as follows.

                                              Incurred as of        Incurred as of
Current General Partner                     September 30, 1996    September 30, 1995
-----------------------                     ------------------    ------------------
Management fees                                  $128,512              $122,699
Disposition fees                                   66,550                 3,000
Restoration fees                                   25,155                 2,341
Overhead allowance                                 10,710                10,420
Reimbursement for out-of-pocket expenses           15,322                13,762
Cash distribution                                  10,980                 6,632
                                                 --------              --------
                                                 $257,229              $158,854
                                                 ========              ========


8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1996:

Minimum lease payments receivable                              $540,470
Estimated residual values of leased property (non-recourse)      22,364
Acquisition fees, net                                               201
Less-Unearned income                                            (88,141)
                                                               --------
    Net investment in direct financing leases                  $474,894
                                                               ========

At September 30, 1996, future minimum lease payments for each of the four succeeding fiscal years are as follows:

                    Year ending
                    December 31,
                    1996                          $ 57,557
                    1997                           196,139
                    1998                           177,791
                    1999                           131,347
                                                  --------
                                                  $562,834
                                                  ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended September 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                                 Three Months Ended         Nine months Ended
                                    September 30,             September 30,
                                --------------------      ---------------------
                                  1996         1995         1996          1995
                                -------      -------      --------      -------
Communication costs             $15,715      $ 9,659      $ 57,756      $44,888
Other administration                952         (407)        4,493        3,156
Travel costs                      1,483          365         3,407        2,266
Overhead allowance                3,592        3,494        10,710       10,420
Registration/filing fees          3,056        2,097        10,420        7,039
Income taxes                      1,950            0        15,445       11,203
                                -------      -------      --------      -------
                                $26,748      $15,208      $102,231      $78,972
                                =======      =======      ========      =======


10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1996, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.


11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1996. Funds are invested in U.S. Treasury securities. In addition, $36,486 of earnings have been credited to the Trust as of September 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785. These amounts have been fully repaid by DiVall 3 as of September 30, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of September 30, 1996, the Partnerships recovered a total of approximately $4,609,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $1,865,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, is reflected as a recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of September 30, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1996, interest in the amount of $213,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $232,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total of $50,000, and an option has been granted to purchase the remaining note for $125,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1996, the Partnership made distributions to the Limited Partners for the Third Quarter of 1996 of $2,500,000 amounting to approximately $54.02 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $27,000,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is negotiating a potential sale or lease of the property.

Apple South, Inc., the tenant of two Applebee's restaurants in Tennessee and Florida, notified management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Apple South during January 1996, resulting in a gain of approximately $484,000. The sale of the Florida property took place in the Third Quarter of 1996 at a gain of approximately $446,000.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past two years. Management entered into a one year lease modification with the tenant which reduces base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible at December 31, 1995. During September 1996, management began negotiating new leases with Hardee's Food Systems, Inc., whereby all payments due from Terratron for 1996 under their modified lease terms would be received. Management anticipates execution of these leases during the Fourth Quarter of 1996.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $475,000 at September 30, 1996, compared to $591,000 at December 31, 1995. The decrease of $116,000 was a result of principal payments received.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $2,977,000 at September 30, 1996, compared to $1,067,000 at December 31, 1995. The Partnership designated cash of $2,500,000 to fund the Third Quarter 1996 distributions to Limited Partners, $290,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with an additional $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 11 to the financial statements.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DEFERRED INCOME
--------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,950,000 at September 30, 1996. The receivable decreased from December 31, 1995 due to $1,567,000 of recoveries received from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $2,824,000 at December 31, 1995, to $3,746,000 at September 30, 1996, and includes $1,790,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.2 million was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $657,000 during the first nine months of 1996 as a result of recoveries received in excess of the original estimates.

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

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of September 30, 1996.

LIABILITIES
-----------

Accounts payable and accrued expenses at September 30, 1996, in the amount of $124,000, primarily represented the accrual of legal and auditing fees. The decrease from December 31, 1995, is a result of the payment of out-of-pocket costs associated with the litigation against the Partnerships' former accountants and attorneys.

The equipment note payable in the amount of $77,000 at December 31, 1995, was repaid during the Second Quarter of 1996 from the proceeds of the sale of the Applebee's property in Memphis, Tennessee.

PARTNERS' CAPITAL
-----------------

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $4,325,000 and $10,980, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 1996 distribution of $2,500,000 was paid to the Limited Partners on November 15, 1996.

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

The Partnership reported net income for the quarter ended September 30, 1996, in the amount of $1,057,000 compared to net income for the quarter ended September 30,1995, of $536,000. For the nine months ended September 30, 1996 and 1995, net income totaled $2,745,000 and $1,729,000, respectively. Results for all periods were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates and tenant defaults, as well as gains recorded during 1996 on the sales of two Applebee's properties. The costs associated with the misappropriation increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement. These costs decreased during the remainder of 1996 due to the settlement of the litigation.

REVENUES
--------

Total revenues were $1,387,000 and $958,000, for the quarters ended September 30, 1996 and 1995, respectively, and were $4,240,000 and $2,966,000 for the nine months ended September 30, 1996 and 1995, respectively. 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of two Applebee's properties.

Total revenues should approximate $3,000,000 annually or $750,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease in estimated recurring revenues from 1995 to 1996 is a result of property sales as well as the one (1) year lease modification entered into with Terratron, the tenant of eight (8) Hardee's restaurants.

EXPENSES
--------

For the quarters ended September 30, 1996 and 1995, cash expenses amounted to approximately 14% and 30%, of total revenues, respectively. For both the nine months ended September 30, 1996 and 1995, cash expenses totaled 26%. Total expenses, including non-cash items, amounted to approximately 24% and 44%, of total revenues for the quarters ended September 30, 1996 and 1995, respectively, and were 35% and 42% for the nine months ended September 30, 1996 and 1995, respectively. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the nine months ended September 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $511,000 and $269,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total of $50,000, and an option has been granted to purchase the remaining note for $125,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated November 15, 1996, regarding the Third Quarter 1996 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 10-K during the third quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 13, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 13, 1996



By:    /s/ Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  November 13, 1996