Form 10-Q
period 1997-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1997-05-14
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1997
                                    ----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----    ----

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                      March 31, 1997 and December 31, 1996
                      ------------------------------------

                                     ASSETS

                                                       (Unaudited)
                                                        March 31,    December 31,
                                                           1997          1996
                                                       -----------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
   Land                                                $ 8,605,185    $ 9,141,303
   Buildings                                            15,273,975     16,488,654
   Equipment                                               707,378        707,378
   Accumulated depreciation                             (5,245,204)    (5,550,940)
                                                       -----------    -----------

       Net investment properties and equipment          19,341,334     20,786,395
                                                       -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 7)        101,200        108,826
                                                       -----------    -----------

OTHER ASSETS:
   Cash and cash equivalents                             2,523,401      1,444,326
   Cash restricted for real estate taxes                    16,808        110,625
   Cash held in Indemnification Trust (Note 9)             293,766        289,637
   Rents and other receivables (net of allowance of
       $2,975 in 1997 and $0 in 1996)                      152,694        218,051
   Deferred rent receivable                                259,339        259,326
   Prepaid insurance                                        15,138         22,262
   Deferred charges                                         47,923         53,620
   Unsecured notes receivable from lessees                  82,224         86,288
                                                       -----------    -----------
       Total other assets                                3,391,293      2,484,135
                                                       -----------    -----------
DUE FROM FORMER AFFILIATES: (Notes 2 and 10)
   Due from former general partner affiliates            1,741,240      1,743,461
   Allowance for uncollectible amounts
      due from former affiliates                        (1,741,240)    (1,743,461)
   Restoration cost receivable                           4,040,675      3,897,981
   Allowance for uncollectible
     restoration receivable                             (4,040,675)    (3,897,981)
                                                       -----------    -----------

       Due from former affiliates, net                           0              0
                                                       -----------    -----------

       Total assets                                    $22,833,827    $23,379,356
                                                       ===========    ===========


        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 1997 and December 31, 1996
                     ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                   (Unaudited)
                                                                    March 31,    December 31,
                                                                      1997           1996
                                                                  ------------   ------------
LIABILITIES:
   Accounts payable and accrued expenses                          $     49,328   $     67,589
   Due to current General Partner                                       30,301         86,727
   Security deposits                                                   139,670        144,290
   Unearned rental income                                              132,182         57,739
   Real estate taxes payable                                            46,908        119,131
                                                                  ------------   ------------
                   Total liabilities                                   398,389        475,476
                                                                  ------------   ------------
CONTINGENT LIABILITIES: (Note 8)

PARTNERS' CAPITAL: (Notes 1, 4 and 12)
   Current General Partner -
      Cumulative net income                                             85,401         80,064
      Cumulative cash distributions                                    (33,490)       (31,355)
                                                                  ------------   ------------
                                                                        51,911         48,709
                                                                  ------------   ------------
   Limited Partners (46,280.3 interests outstanding)
      Capital contributions, net of offering costs                  39,358,468     39,358,468
      Cumulative net income                                         14,820,556     14,292,200
      Cumulative cash distributions                                (30,955,268)   (29,955,268)
      Reallocation of former general partners' deficit capital        (840,229)      (840,229)
                                                                  ------------   ------------
                                                                    22,383,527     22,855,171
                                                                  ------------   ------------
       Total partners' capital                                      22,435,438     22,903,880
                                                                  ------------   ------------
       Total liabilities and partners' capital                    $ 22,833,827   $ 23,379,356
                                                                  ============   ============




        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1997        1996
                                                        --------    ----------
REVENUES:
    Rental income (Note 5)                              $761,332    $  817,723
    Interest income on direct financing leases             3,226        18,173
    Other interest income                                 18,014        19,671
    Recovery of amount previously written off              2,221       629,765
    Other income                                          12,015        22,260
    Gain on disposal of assets                            72,256       484,225
                                                        --------    ----------
                                                         869,064     1,991,817
                                                        --------    ----------
EXPENSES:
    Partnership management fees                           43,572        42,316
    Disposition fees                                      37,166        20,550
    Disposition fees - Restoration                             0        20,550
    Restoration fees                                          89        24,053
    Appraisal fees                                         4,597         2,268
    Insurance                                              7,124        13,645
    General and administrative                            30,744        23,203
    Advisory Board fees and expenses                       4,088         4,364
    Interest                                                   0         1,810
    Real estate taxes                                          0        (1,709)
    Ground lease payments (Note 3)                        31,785        30,936
    Expenses incurred due to default by lessee             2,156          (121)
    Professional services                                 27,799        35,780
    Professional services related to investigation        17,219       560,252
    Depreciation                                         123,335       129,488
    Amortization                                           5,697           201
                                                        --------    ----------
                                                         335,371       907,586
                                                        --------    ----------
NET INCOME                                              $533,693    $1,084,231
                                                        ========    ==========
NET INCOME - CURRENT GENERAL PARTNER                    $  5,337    $   10,842
NET INCOME - LIMITED PARTNERS                            528,356     1,073,389
                                                        --------    ----------
                                                        $533,693    $1,084,231
                                                        ========    ==========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST,
  based on 46,280.3 Interests outstanding               $  11.42    $    23.19
                                                        ========    ==========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  ___________

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      1997          1996
                                                                   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $   533,693    $1,084,231
    Adjustments to reconcile net income to net cash provided by operating activities -
        Depreciation and amortization                                  129,032       129,689
        Recovery of amounts previously written off                      (2,221)     (629,765)
        Net (gain) on disposal of assets                               (72,256)     (484,225)
        Interest applied to Indemnification Trust account               (4,129)       (3,518)
        Decrease in rents and other receivables                         65,357       165,917
        (Deposits) Withdrawals for payment of real estate taxes         93,817          (448)
        Decrease in prepaids                                             7,124         3,852
        (Increase) Decrease in deferred rent receivable                    (13)       17,051
        Increase (Decrease) in due to current General Partner          (56,426)        3,841
        (Decrease) in accounts payable and other                       (18,261)     (110,724)
        (Decrease) in security deposits                                 (4,620)      (15,000)
        (Decrease) in real estate taxes payable                        (72,223)      (21,962)
        Increase (Decrease) in unearned rental income                   74,443             0
                                                                   -----------    ----------
            Net cash from operating activities                         673,317       138,939
                                                                   -----------    ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Principal payments received on direct financing leases               7,626        35,709
    Principal payments received on notes receivable                      4,064             0
    Proceeds from sale of investment properties                      1,393,982     1,366,966
    Recoveries from former affiliates                                    2,221     1,551,866
    Deposit to restoration escrow                                            0      (889,945)
    Payments from affiliated partnerships                                    0        96,088
                                                                   -----------    ----------
            Net cash from investing activities                       1,407,893     2,160,684
                                                                   -----------    ----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Cash distributions to Limited Partners                          (1,000,000)     (650,000)
    Cash distributions to current General Partner                       (2,135)       (4,337)
    Payments of equipment notes                                              0       (10,245)
                                                                   -----------    ----------
            Net cash (used in) financing activities                 (1,002,135)     (664,582)
                                                                   -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,079,075     1,635,041
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,444,326     1,005,764
                                                                   -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,523,401    $2,640,805
                                                                   ===========    ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                    $         0    $    1,810
                                                                   ===========    ==========

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 1997, the Partnership owned 33 properties with specialty leasehold improvements in 15 of these properties.

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

Deferred charges consist of leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amortized over the life of the lease.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1996, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,300,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,300,000, of which approximately $5,782,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1997. The 9% interest accrued as of March 31, 1997, amounted to approximately $2,044,000 and is not reflected in the accompanying income statement. As of December 31, 1996, approximately $5,641,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 1997, the Partnership owned 30 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, five (5) Hardee's restaurants, seven (7) Denny's restaurants, one (1) Applebee's restaurant, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 33 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At March 31, 1997, two of the Partnership's properties were unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments.

Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is has vacated the property in Twin Falls, North Dakota and ceased paying rent. Management is currently working with DenAmerica to resolve the issue.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $45,084 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

The tenant of the Parnership's Hardee's restaurants exercised their negotiated options to purchase three of their properties during the First Quarter of 1997. These sales resulted in gross proceeds to the Partnership of $1,394,000 with a net gain of $72,000.

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 8.)

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:


                     Year ending
                     December 31,
                     1997               $ 2,908,582
                     1998                 2,810,316
                     1999                 2,804,916
                     2000                 2,801,584
                     2001                 2,692,654
                     Thereafter          20,617,293
                                        -----------
                                        $34,635,345
                                        ===========

Five (5) of the Partnership's properties are leased to Hardee's Food Systems, Inc. The corporate owner of Hardee's restaurants and ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Hardee's base rent accounts for 12% of total base rents and Wensouth accounts for 26% of base rents.

6.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 1997 and 1996 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 1997  March 31, 1996
-----------------------                     --------------  --------------
Management fees                                    $43,572         $42,316
Disposition fees                                    37,166          20,550
Restoration fees                                        89          24,053
Overhead allowance                                   3,592           3,526
Reimbursement for out-of-pocket expenses             5,885           4,872
Cash distribution                                    2,135           4,337
                                                   -------         -------
                                                   $92,439         $99,654
                                                   =======         =======

7.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1997:

               Minimum lease payments receivable          $ 93,304
               Estimated residual values of leased
                 property (non-recourse)                    22,364
               Less-Unearned income                        (14,468)
                                                          --------

                  Net investment in direct
                    financing leases                      $101,200
                                                          ========

At March 31, 1997, future minimum lease payments for each of the succeeding fiscal years are as follows:

               Year ending
               December 31,
               1997                                       $ 50,108
               1998                                         37,860
               1999                                         27,700
                                                          --------
                                                          $115,668
                                                          ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

8.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1997, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1997. Funds are invested in U.S. Treasury securities. In addition, $43,766 of earnings have been credited to the Trust as of March 31, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10.  RESTORATION TRUST ACCOUNT AND EXPENSE ALLOCATIONS;
     --------------------------------------------------

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of March 31, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,073,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of March 31, 1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1997, interest in the amount of $239,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $260,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

11.  LITIGATION:
     -----------

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

12.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

13.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1997, the Partnership made distributions to the Limited Partners for the First Quarter of 1997 of $2,000,000 amounting to approximately $43.21 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1997, were originally purchased at a price, including acquisition costs, of approximately $27,629,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is has vacated the property in Twin Falls, North Dakota, and ceased paying rent. Management is currently working with DenAmerica to resolve the issue.

Due to the damaging floods and record snowfalls in Grand Forks, North Dakota, the tenant of the Village Inn has experienced financial difficulties.
Management intends to work with the tenant by abating rent on the property until the business is back in operation.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated option to purchase three (3) of their properties during the First Quarter of 1997, resulting in a net gain of approximately $72,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $101,000 at March 31, 1997, compared to $109,000 at December 31, 1996. The decrease of $8,000 was a result of principal payments received during the quarter.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $2,540,000 at March 31, 1997, compared to $1,555,000 at December 31, 1996. The Partnership designated cash of $2,000,000 to fund the First Quarter 1997 distributions to Limited Partners, $270,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 9 to the financial statements.

Due From Affiliated Partnerships, Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates and Deferred Income

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,741,000 at March 31, 1997. The receivable decreased from December 31, 1996 due to $2,000 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,898,000 at December 31, 1996, to $4,041,000 at March 31, 1997, and includes $2,044,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 1997, in the amount of $49,000, primarily represented the accrual of legal and auditing fees.

Partners' Capital
-----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 12 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $1,000,000 and $2,135, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 1997 distribution of $2,000,000 was paid to the Limited Partners on May 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 1997, in the amount of $534,000 compared to net income for the quarter ended March 31, 1996, of $1,084,000. The costs associated with the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement. During 1997, these costs had a
minimal impact on operations.   Additionally, 1996 revenue included a recovery
of amounts previously written off from the Partnership's former accountants and attorneys.

Revenues
--------

Total revenues were $869,000 and $1,992,000, for the quarters ended March 31, 1997 and 1996, respectively. 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of an Applebee's property.

Total revenues should approximate $3,000,000 annually or $750,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1996 to 1997 is a result of property sales as well as the reduction in rents on the remaining Hardee's restaurants.

Expenses
--------

For the quarters ended March 31, 1997 and 1996, cash expenses amounted to approximately 24% and 39%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 39% and 46%, of total revenues for the quarters ended March 31, 1997 and 1996, respectively. Items negatively impacting expenses during 1996, include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the quarters ended March 31, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $17,000 and $560,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1997, regarding the First Quarter 1997 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 10-K during the first quarter of fiscal year 1997.

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


Date: May 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      --------------------------------------------
      Bruce A. Provo, President


Date: May 14, 1997



By:   /s/ Kristin J. Atkinson
      -------------------------------------------
      Kristin J. Atkinson
      Vice President - Finance and Administration


Date: March 14, 1997