Form 10-Q
period 1997-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1997-08-13
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the quarterly period ended     June 30, 1997
                                      ---------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    ------------

                        Commission file number 0-17686

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


           Wisconsin                                           39-1606834
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

                      June 30, 1997 and December 31, 1996
                      -----------------------------------

                                    ASSETS

                                                          (Unaudited)
                                                            June 30,       December 31,
                                                              1997            1996
                                                         ------------     -------------
INVESTMENT PROPERTIES AND EQUIPMENT:  (Note 3)
      Land                                                $ 8,537,985       $ 9,141,303
      Buildings                                            15,273,975        16,488,654
      Equipment                                               707,378           707,378
      Accumulated depreciation                             (5,360,371)       (5,550,940)
                                                          -----------       -----------

            Net investment properties and equipment        19,158,967        20,786,395
                                                          -----------       -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 7)            95,196           108,826
                                                          -----------       -----------

OTHER ASSETS:
      Cash and cash equivalents                             1,145,252         1,444,326
      Cash restricted for real estate taxes                    16,931           110,625
      Cash held in Indemnification Trust (Note 9)             297,211           289,637
      Rents and other receivables (net of allowance of
        $1,585 in 1997 and $0 in 1996)                        248,674           218,051
      Deferred rent receivable                                258,050           259,326
      Prepaid insurance                                         8,547            22,262
      Deferred charges                                         46,760            53,620
      Unsecured notes receivable from lessees                  78,110            86,288
                                                          -----------       -----------
            Total other assets                              2,099,535         2,484,135
                                                          -----------       -----------

DUE FROM FORMER AFFILIATES: (Notes 2 and 10)
      Due from former general partner affiliates            1,741,240         1,743,461
      Allowance for uncollectible amounts
       due from former affiliates                          (1,741,240)       (1,743,461)

      Restoration cost receivable                           4,180,734         3,897,981
      Allowance for uncollectible
       restoration receivable                              (4,180,734)       (3,897,981)
                                                          -----------       -----------

       Due from former affiliates, net                              0                 0
                                                          -----------       -----------

            Total assets                                  $21,353,698       $23,379,356
                                                          ===========       ===========


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 1997 and December 31, 1996
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                      (Unaudited)
                                                                        June 30,        December 31,
                                                                          1997              1996
                                                                     -------------     -------------
LIABILITIES:
       Accounts payable and accrued expenses                          $     57,151      $     67,589
       Due to current General Partner                                        2,990            86,727
       Security deposits                                                   139,670           144,290
         Option deposit                                                     60,000                 0
       Unearned rental income                                              117,690            57,739
       Real estate taxes payable                                            70,168           119,131
                                                                      ------------      ------------

            Total liabilities                                              447,669           475,476
                                                                      ------------      ------------

CONTINGENT LIABILITIES: (Note 8)

PARTNERS' CAPITAL: (Notes 1, 4 and 12)
       Current General Partner -
         Cumulative net income                                              90,126            80,064
         Cumulative cash distributions                                     (35,380)          (31,355)
                                                                      ------------      ------------

                                                                            54,746            48,709
                                                                      ------------      ------------
       Limited Partners (46,280.3 interests outstanding)
         Capital contributions, net of offering costs                   39,358,468        39,358,468
         Cumulative net income                                          15,288,312        14,292,200
         Cumulative cash distributions                                 (32,955,268)      (29,955,268)
         Reallocation of former general partners' deficit capital         (840,229)         (840,229)
                                                                      ------------      ------------

                                                                        20,851,283        22,855,171
                                                                      ------------      ------------

            Total partners' capital                                     20,906,029        22,903,880
                                                                      ------------      ------------

            Total liabilities and partners' capital                   $ 21,353,698      $ 23,379,356
                                                                      ============      ============


        The accompanying notes are an integral part of these statements.

              DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                     Three Months Ended     Six Months Ended
                                     ------------------  ----------------------
                                          June 30,              June 30,
                                          --------              --------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
REVENUES:
  Rental income (Note 5)             $704,344  $796,959  $1,465,676  $1,614,682
  Interest income on direct
   financing leases                     2,877    15,471       6,103      33,644
  Other interest income                19,188    30,726      37,202      50,397
  Recovery of amount previously
   written off                              0    14,641       2,221     644,406
  Other income                         23,182     3,494      35,197      25,754
  Gain on disposal of assets                0         0      72,256     484,225
                                     --------  --------  ----------  ----------
                                      749,591   861,291   1,618,655   2,853,108
                                     --------  --------  ----------  ----------
EXPENSES:
  Partnership management fees          44,520    43,098      88,092      85,414
  Disposition fees                          0         0      37,166      20,550
  Disposition fees - Restoration            0         0           0      20,550
  Restoration fees                          0       585          89      24,638
  Appraisal fees                            0         0       4,597       2,268
  Insurance                             6,592     8,796      13,716      22,441
  General and administrative           41,421    52,280      72,165      75,483
  Advisory Board fees and expenses      2,600     4,249       6,688       8,613
  Interest                                  0     1,741           0       3,551
  Real estate taxes                         0         0           0      (1,709)
  Ground lease payments (Note 3)       31,083    30,936      62,868      61,872
  Expenses incurred due to default
   by lessee                            1,722     2,589       3,878       2,468

  Professional services                22,968    42,287      50,767      78,067
  Professional services related to
   investigation                        9,875   (58,284)     27,094     501,968

  Depreciation                        115,166   129,488     238,501     258,976
  Amortization                          1,163       201       6,860         402
                                     --------  --------  ----------  ----------
                                      277,110   257,966     612,481   1,165,552
                                     --------  --------  ----------  ----------
NET INCOME                           $472,481  $603,325  $1,006,174  $1,687,556
                                     ========  ========  ==========  ==========
NET INCOME - CURRENT GENERAL
 PARTNER                             $  4,725  $  6,033  $   10,062  $   16,876

NET INCOME - LIMITED PARTNERS         467,756   597,292     996,112   1,670,680
                                     --------  --------  ----------  ----------
                                     $472,481  $603,325  $1,006,174  $1,687,556
                                     ========  ========  ==========  ==========
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP INTEREST, based on
 46,280.3 Interests outstanding        $10.11    $12.91      $21.52      $36.10
                                       ======    ======      =======     ======

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                    1997          1996
                                                                -----------   -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net income                                                   $ 1,006,174   $ 1,687,556
   Adjustments to reconcile net income to net
     cash provided by operating activities -
         Depreciation and amortization                              245,361       259,378
         Recovery of amounts previously written off                  (2,221)     (644,406)
         Net (gain) on disposal of assets                           (72,256)     (484,225)
         Interest applied to Indemnification Trust account           (7,574)       (7,071)
         (Increase)/Decrease in rents and other receivables         (30,623)      103,950
         Withdrawals for payment of real estate taxes                93,694        61,004
         Decrease in prepaids                                        13,716         8,835
         Decrease in deferred rent receivable                         1,276        17,521
         Increase (Decrease) in due to current General Partner      (83,737)        1,917
         (Decrease) in accounts payable and other                   (10,438)     (204,177)
         Increase/(Decrease) in security and option deposits         55,380       (25,380)
         Increase/(Decrease) in real estate taxes payable           (48,963)        5,310
         Increase (Decrease) in unearned rental income               59,951         6,980
                                                                -----------   -----------

             Net cash from operating activities                   1,219,740       787,192
                                                                -----------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Principal payments received on direct financing leases            13,630        74,121
   Principal payments received on notes receivable                    8,178             0
   Proceeds from sale of investment properties                    1,461,182     1,366,966
   Recoveries from former affiliates                                  2,221     1,566,507
   Deposit to restoration escrow                                          0      (900,282)
   Payments from affiliated partnerships                                  0        96,088
                                                                -----------   -----------

         Net cash from investing activities                       1,485,211     2,203,400
                                                                -----------   -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

   Cash distributions to Limited Partners                        (3,000,000)   (2,675,000)

   Cash distributions to current General Partner                     (4,025)       (6,750)

   Payments of equipment notes                                            0       (77,255)
                                                                -----------   -----------

         Net cash (used in) financing activities                 (3,004,025)   (2,759,005)
                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (299,074)      231,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,444,326     1,005,764
                                                                -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,145,252   $ 1,237,351
                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                 $         0   $     3,551
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 1997, the Partnership owned 33 properties with specialty leasehold improvements in 15 of these properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,800,000, of which approximately $5,922,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1997. The 9% interest accrued as of June 30, 1997, amounted to approximately $2,175,000 and is not reflected in the accompanying income statement. As of December 31, 1996, approximately $5,641,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1997, the Partnership owned 30 fully constructed fast-food restaurants, a tag agency, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, five (5) Hardee's restaurants, seven (7) Denny's restaurants, one (1) Applebee's restaurant, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) former Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Cash-A-Check store, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 33 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At June 30, 1997, two of the Partnership's properties were unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments.

Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that it has vacated the property in Twin Falls, Idaho and ceased paying rent. Management is currently working with DenAmerica to resolve the issue.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six-month periods ended June 30, 1997 and 1996 are as follows.


                                            Incurred as of  Incurred as of
Current General Partner                     June 30, 1997   June 30, 1996
-----------------------                     --------------  --------------
Management fees                                   $ 88,092        $ 85,414

Disposition fees                                    37,166          20,550

Restoration fees                                        89          24,638

Overhead allowance                                   7,183           7,118

Reimbursement for out-of-pocket expenses            11,021          11,148

Cash distribution                                    4,025           6,750
                                                  --------        --------
                                                  $147,576        $155,618
                                                  ========        ========


7.    NET INVESTMENT IN DIRECT FINANCING LEASES:
      ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1997:

     Minimum lease payments receivable                            $ 84,423
     Estimated residual values of leased
       property (non-recourse)                                      22,364
     Less-Unearned income                                          (11,591)
                                                                  --------

       Net investment in direct
        financing leases                                          $ 95,196
                                                                  ========

At June 30, 1997, future minimum lease payments for each of the succeeding fiscal years are as follows:

           Year ending
           December 31,
           1997                                                   $ 41,227
           1998                                                     37,860
           1999                                                     27,700
                                                                  --------
                                                                  $106,787
                                                                  ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.


8.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1997, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1997. Funds are invested in U.S. Treasury securities. In addition, $47,211 of earnings have been credited to the Trust as of June 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of June 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,073,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of June 30, 1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1997, interest in the amount of $252,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $274,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case took place on June 23, 1997. DiVall 1 is awaiting the judge's ruling. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

13.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1997, the Partnership made distributions to the Limited Partners for the Second Quarter of 1997 of $525,000 amounting to approximately $11.34 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $27,629,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is has vacated the property in Twin Falls, Idaho, and ceased paying rent. Management is currently working with DenAmerica to resolve the issue.

Due to the damaging floods and record snowfalls in Grand Forks, North Dakota, the tenant of the Village Inn has experienced financial difficulties. Management intends to work with the tenant by abating rent on the property for two months until the business is back in operation.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated option to purchase three (3) of their properties during the First Quarter of 1997, resulting in a net gain of approximately $72,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $95,000 at June 30, 1997, compared to $109,000 at December 31, 1996. The decrease of $14,000 was a result of principal payments received during the quarter.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,162,000 at June 30, 1997, compared to $1,555,000 at December 31, 1996. The Partnership designated cash of $525,000 to fund the Second Quarter 1997 distributions to Limited Partners, $325,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,741,000 at June 30, 1997. The receivable decreased from December 31, 1996 due to $2,000 of recoveries received from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,898,000 at December 31, 1996, to $4,181,000 at June 30, 1997, and includes $2,175,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 1997, in the amount of $57,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $3,000,000 and $4,025, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 1997 distribution of $525,000 was paid to the Limited Partners on August 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1997, in the amount of $472,000 compared to net income for the quarter ended June 30, 1996, of $603,000. For the six months ended June 30, 1997 and 1996, net income totaled $1,006,000 and $1,688,000, respectively. The costs associated with the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement of the litigation. During 1997, these costs had a minimal impact on operations. Additionally, 1996 revenue included a recovery of amounts previously written off from the Partnership's former accountants and attorneys.

Revenues
--------

Total revenues were $750,000 and $861,000, for the quarters ended June 30, 1997 and 1996, respectively, and were $1,619,000 and $2,853,000 for the six months ended June 30, 1997 and 1996, respectively. 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of an Applebee's property.

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

Expenses
--------

For the quarters ended June 30, 1997 and 1996, cash expenses amounted to approximately 21% and 15%, of total revenues, respectively. For the six months ended June 30, 1997 and 1996, cash expenses totaled 23% and 32%, respectively. Total expenses, including non-cash items, amounted to approximately 37% and 30%, of total revenues for the quarters ended June 30, 1997 and 1996, respectively and totaled 38% and 41% for the six months ended June 30, 1997 and 1996,
respectively.   Items negatively impacting expenses during 1996, include
expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the six months ended June 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $27,000 and $502,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

        99.0 Correspondence to the Limited Partners dated August 15, 1997, regarding the Second Quarter 1997 distribution.

(b)     Reports on Form 8-K:

        The Registrant filed no reports on Form 10-K during the second quarter of fiscal year 1997.

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


Date:  August 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1997



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1997