Form 10-Q
period 1997-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1997-11-13
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997
                                    --------------------------------------------

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

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------

                                     ASSETS

                                                        (Unaudited)
                                                       September 30,   December 31,
                                                            1997           1996
                                                       -------------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
   Land                                                  $ 8,330,982    $ 9,141,303
   Buildings                                              14,930,272     16,488,654
   Equipment                                                 707,378        707,378
   Accumulated depreciation                               (5,359,783)    (5,550,940)
                                                         -----------    -----------

       Net investment properties and equipment            18,608,849     20,786,395
                                                         -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 7)           63,752        108,826
                                                         -----------    -----------

OTHER ASSETS:
   Cash and cash equivalents                               1,556,835      1,444,326
   Cash restricted for real estate taxes                      11,115        110,625
   Cash held in Indemnification Trust (Note 9)               301,622        289,637
   Rents and other receivables (net of allowance of
       $735 in 1997 and $0 in 1996)                          224,678        218,051
   Deferred rent receivable                                  253,254        259,326
   Prepaid insurance                                           2,137         22,262
   Deferred charges                                           51,597         53,620
   Unsecured notes receivable from lessees                    73,944         86,288
                                                         -----------    -----------
       Total other assets                                  2,475,182      2,484,135
                                                         -----------    -----------
DUE FROM FORMER AFFILIATES: (Notes 2 and 10)
   Due from former general partner affiliates              1,741,240      1,743,461
   Allowance for uncollectible amounts
      due from former affiliates                          (1,741,240)    (1,743,461)
   Restoration cost receivable                             4,322,110      3,897,981
   Allowance for uncollectible
     restoration receivable                               (4,322,110)    (3,897,981)
                                                         -----------    -----------

       Due from former affiliates, net                             0              0
                                                         -----------    -----------

       Total assets                                      $21,147,783    $23,379,356
                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                   September 30, 1997 and December 31, 1996
                   ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL



                                                                   (Unaudited)
                                                                  September 30,   December 31,
                                                                       1997           1996
                                                                  -------------   ------------
LIABILITIES:
   Accounts payable and accrued expenses                           $     49,461   $     67,589
   Due to current General Partner                                         2,112         86,727
   Security deposits                                                    131,815        144,290
   Unearned rental income                                                19,261         57,739
   Real estate taxes payable                                             38,105        119,131
                                                                   ------------   ------------

         Total liabilities                                              240,754        475,476
                                                                   ------------   ------------

CONTINGENT LIABILITIES: (Note 8)

PARTNERS' CAPITAL: (Notes 1, 4 and 12)
   Current General Partner -
      Cumulative net income                                              95,407         80,064
      Cumulative cash distributions                                     (37,492)       (31,355)
                                                                   ------------   ------------

                                                                         57,915         48,709
                                                                   ------------   ------------
   Limited Partners (46,280.3 interests outstanding)
      Capital contributions, net of offering costs                   39,358,468     39,358,468
      Cumulative net income                                          15,811,143     14,292,200
      Cumulative cash distributions                                 (33,480,268)   (29,955,268)
      Reallocation of former general partners' deficit capital         (840,229)      (840,229)
                                                                   ------------   ------------

                                                                     20,849,114     22,855,171
                                                                   ------------   ------------

         Total partners' capital                                     20,907,029     22,903,880
                                                                   ------------   ------------

         Total liabilities and partners' capital                   $ 21,147,783   $ 23,379,356
                                                                   ============   ============

        The accompanying notes are an integral part of these statements.

              DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                        Three Months Ended     Nine Months Ended
                                                        ------------------     -----------------
                                                           September 30,          September 30,
                                                           -------------          -------------
                                                         1997       1996        1997        1996
                                                       --------  ----------  ----------  ----------
REVENUES:
     Rental income (Note 5)                            $726,956  $  857,490  $2,192,632  $2,472,172
     Interest income on direct financing                  2,245      14,426       8,348      48,070
     leases
     Other interest income                               18,211      20,272      55,413      70,669
     Recovery of amount previously written                    0      12,925       2,221     657,331
     off
     Other income                                        44,288      35,859      79,485      61,613
     Gain on disposal of assets                           3,772     445,772      76,028     929,997
                                                       --------  ----------  ----------  ----------
                                                        795,472   1,386,744   2,414,127   4,239,852
                                                       --------  ----------  ----------  ----------
EXPENSES:
     Partnership management fees                         44,520      43,098     132,612     128,512
     Disposition fees                                    15,000      46,000      52,166      66,550
     Disposition fees - Restoration                           0           0           0      20,550
     Restoration fees                                         0         517          89      25,155
     Appraisal fees                                           0           0       4,597       2,268
     Insurance                                            6,410       7,371      20,126      29,812
     General and administrative                          16,924      26,748      89,089     102,231
     Advisory Board fees and expenses                     3,628       4,446      10,316      13,059
     Interest                                                 0           0           0       3,551
     Real estate taxes                                        0           0           0      (1,709)
     Ground lease payments (Note 3)                      31,249      31,124      94,117      92,996
     Expenses incurred due to default by                  4,811       2,269       8,689       4,737
     lessee
     Professional services                               25,901      29,157      76,668     107,224
     Professional services related to                     4,283       8,901      31,377     510,869
     investigation
     Depreciation                                       113,471     129,489     351,972     388,465
     Amortization                                         1,163         201       8,023         603
                                                       --------  ----------  ----------  ----------
                                                        267,360     329,321     879,841   1,494,873
                                                       --------  ----------  ----------  ----------

NET INCOME                                             $528,112  $1,057,423  $1,534,286  $2,744,979
                                                       ========  ==========  ==========  ==========
NET INCOME - CURRENT GENERAL PARTNER                   $  5,281  $   10,574  $   15,343  $   27,450
NET INCOME - LIMITED PARTNERS                           522,831   1,046,849   1,518,943   2,717,529
                                                       --------  ----------  ----------  ----------

                                                       $528,112  $1,057,423  $1,534,286  $2,744,979
                                                       ========  ==========  ==========  ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP                $11.30      $22.62      $32.82      $58.72
  INTEREST, based on 46,280.3 Interests outstanding      ======      ======      ======      ======

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1997                1996
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $ 1,534,286         $ 2,744,979
     Adjustments to reconcile net income to net
       cash provided by operating activities -
            Depreciation and amortization                                            359,995             389,068
            Recovery of amounts previously written off                                (2,221)           (657,331)
            Net (gain) on disposal of assets                                         (76,028)           (929,997)
            Interest applied to Indemnification Trust account                        (11,985)            (11,255)
            (Increase)/Decrease in rents and other receivables                        (6,627)            248,630
            Withdrawals for payment of real estate taxes                              99,510              61,033
            Decrease in prepaids                                                      20,125              16,207
            Decrease in deferred rent receivable                                       6,072              37,158
            Increase (Decrease) in due to current General Partner                    (84,615)              3,734
            (Decrease) in accounts payable and other                                 (18,128)           (142,788)
            (Decrease) in security deposits                                          (12,475)            (38,354)
            (Decrease) in real estate taxes payable                                  (81,026)            (19,187)
            Increase (Decrease) in unearned rental income                            (38,478)             30,296
                                                                                 -----------         -----------

                 Net cash from operating activities                                1,688,405           1,732,193
                                                                                 -----------         -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                           45,075             115,030
     Principal payments received on notes receivable                                  12,344                   0
     Proceeds from sale of investment properties                                   1,901,601           2,901,576
     Recoveries from former affiliates                                                 2,221           1,579,432
     Increase in unsecured notes from lessees                                              0             (39,948)
     Increase in deferred lease commissions                                           (6,000)                  0
     Payments from affiliated partnerships                                                 0              96,088
                                                                                 -----------         -----------

                 Net cash from investing activities                                1,955,241           4,652,178
                                                                                 -----------         -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                       (3,525,000)         (4,325,000)
     Cash distributions to current General Partner                                    (6,137)            (10,980)
     Payments of equipment notes                                                           0             (77,255)
                                                                                 -----------         -----------

                 Net cash (used in) financing activities                          (3,531,137)         (4,413,235)
                                                                                 -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            112,509           1,971,136

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,444,326           1,005,764
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,556,835         $ 2,976,900
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                                  $         0         $     3,551
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/ theme restaurants, but also include a video rental store and a child care center. At September 30, 1997, the Partnership owned 32 properties with specialty leasehold improvements in 15 of these properties.

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

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,000,000, of which approximately $6,063,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1997. The 9% interest accrued as of September 30, 1997, amounted to approximately $2,312,000 and is not reflected in the accompanying income statement. As of December 31, 1996, approximately $5,641,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of September 30, 1997, the Partnership owned 29 fully constructed fast-food restaurants, one (1) tag agency, one (1) video store, and one (1) preschool.
The restaurant properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, seven (7) Denny's restaurants, one
(1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one
(1) former Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, and one (1) Village Inn restaurant. The 32 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At September 30, 1997, three of the Partnership's properties were unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments.

Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that it has vacated the property in Twin Falls, Idaho and ceased paying rent. Management is currently working with DenAmerica to resolve the issue, and the tenant has begun making rental payments again, as required by their lease. During the First Quarter of 1997, the tenant of the Denny's in Daytona Beach vacated the property. The tenant is continuing to pay rent, and Management is negotiating a potential sale of the property to the tenant.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $45,084 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases are paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years 1998, 2003 and 2018.

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

The tenant of the Parnership's Hardee's restaurants exercised their negotiated options to purchase three of their properties during the First Quarter of 1997. These sales resulted in gross proceeds to the Partnership of $1,394,000 with a net gain of $72,000. Additionally, a fourth Hardee's restaurant was sold to the tenant during the Third Quarter of 1997, resulting in a gain of $3,000.

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
                                          -----------
                                          $34,635,345
                                          ===========

Four (4) of the Partnership's properties are leased to Hardee's Food Systems, Inc. The corporate owner of Hardee's restaurants and ten (10) of the properties are leased to Wensouth Orlando, Ltd., a franchisee of Wendy's restaurants. Hardee's base rent accounts for 12% of total base rents and Wensouth accounts for 26% of base rents.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 1997 and 1996 are as follows.

                                              Incurred as of      Incurred as of
Current General Partner                     September 30, 1997  September 30, 1996
-----------------------                     ------------------  ------------------
Management fees                                       $132,612            $128,512
Disposition fees                                        52,166              66,550
Restoration fees                                            89              25,155
Overhead allowance                                      10,775              10,710
Reimbursement for out-of-pocket expenses                13,988              15,322
Cash distribution                                        6,137              10,980
                                                      --------            --------
                                                      $215,767            $257,229
                                                      ========            ========

7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1997:

          Minimum lease payments receivable              $61,697
          Estimated residual values of leased
            property (non-recourse)                       11,400
          Less-Unearned income                            (9,345)
                                                         -------

            Net investment in direct
             financing leases                            $63,752
                                                         =======

At September 30, 1997, future minimum lease payments for each of the succeeding fiscal years are as follows:

          Year ending
          December 31,
          1997                                      $ 7,537
          1998                                       37,860
          1999                                       27,700
                                                    -------
                                                    $73,097
                                                    =======

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

8.  CONTINGENT LIABILITIES:
    -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1997, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1997. Funds are invested in U.S. Treasury securities. In addition, $51,622 of earnings have been credited to the Trust as of September 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events:
(i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of September 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,073,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of September 30, 1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1997, interest in the amount of $265,000 had accrued but was unpaid on the Note. Boatmen's agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case took place on June 23, 1997. The judge ruled in favor of DiVall 1 on August 21, 1997, that the note was unenforceable. However, Boatmen's appealed the ruling, so no recovery was recorded during the quarter. However, the appeal was dropped during the fourth quarter of 1997, so a recovery will be recorded during the fourth quarter. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

13.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1997, the Partnership made distributions to the Limited Partners for the Third Quarter of 1997 of $1,075,000 amounting to approximately $23.23 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $24,305,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is currently marketing the property for lease. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is has vacated the property in Twin Falls, Idaho, and ceased paying rent. Management is currently working with DenAmerica to resolve the issue, and the tenant has begun making rental payments again, as required by their lease. During the First Quarter of 1997, the tenant of the Denny's in Daytona Beach vacated the property. The tenant continues to pay rent, and Management is negotiating a potential sale of the property to the tenant.

Due to the damaging floods and record snowfalls in Grand Forks, North Dakota, the tenant of the Village Inn has experienced financial difficulties. Management worked with the tenant by abating rent on the property for two and one half months until the business was back in operation.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated option to purchase three (3) of their properties during the First Quarter of 1997, resulting in a net gain of approximately $72,000. Additionally, a fourth property was purchased during the Third Quarter of 1997 at a gain of $3,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $63,752 at September 30, 1997, compared to $109,000 at December 31, 1996. The decrease of $45,248 was a result of principal and residual payments received.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,568,000 at September 30, 1997, compared to $1,555,000 at December 31, 1996. The Partnership designated cash of $1,075,000 to fund the Third Quarter 1997 distributions to Limited Partners, $224,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,741,000 at September 30, 1997. The receivable decreased from December 31, 1996 due to $2,000 of recoveries received from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,898,000 at December 31, 1996, to $4,322,000 at September 30, 1997, and includes $2,312,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $866,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 1997, in the amount of $49,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $3,525,000 and $6,137, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 1997 distribution of $1,075,000 was paid to the Limited Partners on November 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 1997, in the amount of $528,000 compared to net income for the quarter ended September 30, 1996, of $1,057,000. For the nine months ended September 30, 1997 and 1996, net income totaled $1,534,000 and $2,745,000, respectively. The costs associated with the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement of the litigation. During 1997, these costs had a minimal
impact on operations.   Additionally, 1996 revenue included a recovery of
amounts previously written off from the Partnership's former accountants and attorneys and a large gain on the sale of properties.

Revenues
--------

Total revenues were $795,000 and $1,387,000, for the quarters ended September 30, 1997 and 1996, respectively, and were $2,414,000 and $4,240,000 for the nine months ended September 30, 1997 and 1996, respectively. The 1996 revenue included a recovery of amounts due from the former general partners which had been previously written off and a gain on the sale of two Applebee's properties.

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

Expenses
--------

For the quarters ended September 30, 1997 and 1996, cash expenses amounted to approximately 19% and 14%, of total revenues, respectively. For the nine months ended September 30, 1997 and 1996, cash expenses totaled 22% and 26%, respectively. Total expenses, including non-cash items, amounted to approximately 34% and 24%, of total revenues for the quarters ended September 30, 1997 and 1996, respectively and totaled 36% and 35% for the nine months
ended September 30, 1997 and 1996, respectively.   Items negatively impacting
expenses during 1996, include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates. The 1997 percentages are increased as a result of disposition fees paid upon the sale of properties, while gains on those sales were lower than those experienced during 1996.

For the nine months ended September 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $31,000 and $511,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Listing of Exhibits:

      99.0 Correspondence to the Limited Partners dated November 15, 1997, regarding the Third Quarter 1997 distribution.

(b)   Reports on Form 8-K:

      The Registrant filed no reports on Form 10-K during the third quarter of fiscal year 1997.

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


Date: November 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date: November 14, 1997



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date: November 14, 1997