Form 10-K405
period 1997-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1998-03-27
CIK 825788

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended         December 31, 1997
                                    ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----
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
             Index to Exhibits located on page:   35 - 36
                                                --------------

                                    PART I

Item 1.  Business

Background
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994. As of December 31, 1997, the Partnership consisted of one General Partner and 2,671 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include an auto tag agency, a video rental store and a child care center. At December 31, 1997, the Partnership owned 32 properties with specialty leasehold improvements in 12 of these properties, as more fully discussed in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since over 90% of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership's assets and future rental income potential by trying to re-lease any properties with rental defaults. External events which could impact the Partnership's liquidity are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leaseholders; and failure or withdrawal of any of the national franchises held by the Partnership's tenant. Each of these events, alone or in combination, would affect the liquidity level of leaseholders resulting in possible default by the tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,800,000, net of recoveries, of which $5,969,000 has been allocated to the Partnership.

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

Advisory Board
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, Steven Carson of First Albany Corporation; and a Limited Partner from each of the three
Partnerships: Robert White from DiVall 1, Richard Otte from the Partnership, and Albert Gerritz from DiVall 3. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

Restoration Plan
----------------

TPG, upon commencement of its management of the Partnerships, developed a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan focused on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and
(e) PMA savings.

     A. Personal Property. DiVall and Magnuson appear to have very few unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests included a mortgage on DiVall's residence and surrounding farm land which was subsequently sold to a third party.

     B. Promissory Notes. Pursuant to the PMA, DiVall, Magnuson, and entities owned by them, granted the Partnerships a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is substantially complete, but the amount of such recoveries has been significantly discounted because many of the Private Partnerships are involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C. Land Contracts. The Partnerships were assigned two land contracts from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA, and settlements have been received on these contracts.

     D. Litigation. The Partnerships initiated lawsuits against the Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received in these lawsuits during 1996. Refer to Item 3, Legal Proceedings, and
          Note 10 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

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

Total amounts recovered at December 31, 1997, amounted to $5,766,000, of which approximately $2,332,000 was allocated to the Partnership. Currently, there are few potential sources of recovery remaining.

The total amount due the Partnerships from the former general partners and their affiliates as of December 31, 1997, as a result of the misappropriation of assets, approximates $14,800,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

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

The Partnership owned the following properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1997:

                                                                                                 Lease
Acquisi-     Property Name                                         Purchase        Rental Per    Expiration     Renewal
tion Date    & Address                       Lessee                Price (1)       Annum         Date           Options
---------    ---------                       ------                ---------       ----------    -----------    --------
 03/11/88    Cash-A-Check                    MBA, Inc.             $  792,188        $ 30,000        5/31/00         (3)
             601 W Hallandale Beach Blvd
             Hallandale, FL

 03/11/88    Miami Subs                      QSR, Inc.                743,625          39,000     03-31-2016        None
             US-1 Near PGA Blvd
             Palm Beach, FL

 06/15/88    Denny's                         DenAmerica, Inc.       1,087,137(2)      115,200     08-20-2009         (3)
             8801 N 7th St
             Phoenix, AZ

 06/15/88    Denny's (4)                     DenAmerica, Inc.         520,126(2)       93,000     01-30-1993         (3)
             2201 W Camelback
             Phoenix, AZ

 07/15/88    Hooter's                        TWI X, Inc.            1,346,719          95,000     07-14-2008        None
             7669 Grapevine Hwy
             N Richland Hills, TX

 08/01/88    Hardee's                        Hardee's Food          1,091,190(2)       64,000     10-31-2001         (3)
             106 N Chicago Ave               Systems, Inc.
             S Milwaukee, WI

 08/15/88    Denny's                         First Foods, Inc.      1,155,965(2)       65,000     10-31-2007         (3)
             2360 W Northern Ave
             Phoenix, AZ

 09/09/88    Red Apple Restaurant            Selman Alieu             660,156          60,000     12-31-2007         (3)
             555 33rd Ave
             Cedar Rapids, IA

 10/10/88    Kentucky Fried Chicken (5)      KFC National             451,230          60,000     06-30-2018        None
             1014 S St Francis Dr            Management Co.
             Santa Fe, NM

 12/22/88    Wendy's                         WenSouth                 596,781          76,920     12-31-2008        None
             1721 Sam Rittenburg Blvd        Orlando, Ltd.
             Charleston, SC

 12/22/88    Wendy's                         WenSouth                 649,594          86,160     12-31-2008        None
             3013 Peach Orchard Rd           Orlando, Ltd.
             Augusta, GA

 12/29/88    Popeye's                        Stillman Mgmt.           580,938          77,280     12-31-2009        None
             2562 Western Ave                Co., Inc.
             Park Forest, IL

 02/21/89    Wendy's                         WenSouth                 776,344          96,780     01-31-2009        None
             1901 Whiskey Rd                 Orlando, Ltd.
             Aiken, SC

                                                                                              Lease
Acquisi-           Property Name                                  Purchase     Rental Per  Expiration   Renewal
tion Date            & Address                   Lessee           Price (1)      Annum        Date      Options
---------  ------------------------------  -------------------  -------------  ----------  -----------  --------
 02/21/89  Wendy's                         WenSouth                728,813         96,780   01-31-2009  None
           1730 Walton Way                 Orlando, Ltd.
           Augusta, GA

 02/21/89  Wendy's                         WenSouth                528,125         70,200   01-31-2009  None
           347 Folly Rd                    Orlando, Ltd.
           Charleston, SC

 02/21/89  Wendy's                         WenSouth                580,938         77,280   01-31-2009  None
           361 Hwy 17 Bypass               Orlando, Ltd.
           Mount Pleasant, SC

 03/14/89  Wendy's                         WenSouth                633,750         90,480   01-31-2009  None
           1004 Richland Ave               Orlando, Ltd.
           Aiken, SC

 04/04/89  Denny's                         Cypress               1,029,844        136,800   11-30-2008  None
           607 Internatl Speedway          Restaurants, Inc.
           Daytona Beach, FL

 04/20/89  Hostetlers, BBQ                 Hickory Park, Inc.      897,813(2)      55,584   12-31-1997   (3)
           4875 Merle Hay
           Des Moines, IA

 04/28/89  Hardee's                        Hardee's Food           686,563         64,000   04-30-2009  None
           1570 E Sumner St                Systems, Inc.
           Hartford, WI

 10/18/89  Hardee's                        Hardee's Food         1,421,983(2)      76,000   04-30-2009  None
           4000 S 27th St                  Systems, Inc.
           Milwaukee, WI

 12/28/89  Village Inn                     Columbia VI,            845,000(2)      84,000   11-30-2009  None
           2451 Columbia Rd                L.L.C.
           Grand Forks, ND

 12/29/89  Wendy's                         WenSouth                660,156         87,780   12-31-2009  None
           1717 Martintown Rd              Orlando, Ltd.
           N Augusta, SC

 12/29/89  Wendy's                         WenSouth                580,938         77,280   12-31-2009  None
           1515 Savannah Hwy               Orlando, Ltd.
           Charleston, SC

 12/29/89  Wendy's                         WenSouth                633,750         84,120   12-31-2009  None
           3869 Washington Rd              Orlando, Ltd.
           Martinez, GA

 01/01/90  Sunrise Preschool               Sunrise               1,182,735(2)     127,920   05-31-2009  None
           4111 E Ray Rd                   Preschools,
           Phoenix, AZ                     Inc.


 01/05/90  Denny's                         Cypress               1,025,830        133,380   09-30-2009  None
           1820 State Road 44              Restaurants, Inc.
           New Smyrna Beach, FL

 01/05/90  Hardee's                        Hardee's Food         1,140,236(2)      88,000   11-30-2009  None
           20 N Pioneer Rd                 Systems, Inc.
           Fond du lac, WI

 01/31/90  Blockbuster Video               Blockbuster             646,425        100,554   01-31-2001   (3)
           336 E 12th St                   Videos, Inc.
           Ogden, UT

 03/21/90  Denny's                         DenAmerica, Inc.      1,179,501(2)      83,200   04-30-2012   (3)
           688 N Blue Lakes Blvd
           Twin Falls, ID

                                                                              Lease
Acquisi-     Property Name                        Purchase     Rental Per  Expiration   Renewal
tion Date      & Address           Lessee         Price (1)      Annum        Date      Options
---------  -----------------  ----------------  -------------  ----------  -----------  --------
 05/02/90  Denny's (4)        DenAmerica, Inc.     514,259(2)      90,000   05-30-1998       (3)
           3752 E Ind School
           Phoenix, AZ

 05/31/90  Applebee's         Thomas & King,     1,434,434(2)     135,780   10-31-2009      None
           2770 Brice Rd      Inc.             -----------     ----------
           Columbus, OH
                                               $26,803,086     $2,657,478
                                               ===========     ==========

Footnotes:
(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes cost of specialty leasehold improvements.
(3)  Renewal option available.
(4) Ownership of lessee's interest under a ground lease. The Partnership is responsible for payment of all rent obligations under the ground lease.
(5) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible.

During the Fourth Quarter of 1996, management terminated the leases in six (6) of the properties with Terratron and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which were $255,000 lower than Terratron's contract rent and $106,000 lower than 1996 adjusted rents. In connection with the transaction, Terratron terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996. Four (4) of the properties were sold (three of which were in accordance with the option agreements) during 1997.

The two Florida Denny's properties were sold to the tenant, Cypress Restaurants, Inc., during January 1998 for a total of $2,200,000. Environmental contamination from an adjacent property was detected on the Daytona Beach property. Therefore, the Partnership accepted a note for $550,000 of the sale price to be paid in full in six months, when permanent financing can be arranged once the environmental issues have been addressed. The $400,000 down payment is non-refundable. The Partnership is not liable for the environmental contamination.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property during 1995 and ceased paying rent. Management entered into a lease agreement for the property beginning on January 1, 1998.

DenAmerica, Inc., the tenant of the Denny's restaurant in Twin Falls, Idaho, has vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off, due to uncertainty regarding their collectibility.

Item 3.  Legal Proceedings

In 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E &Y for the years 1989, 1990 and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996, yielding net proceeds to the Partnership, after the payment of contingent legal fees and related expenses, of approximately $900,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies resulted in cash payments to the Partnerships in the amount of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Related Stockholder Matters

(a) Although some interests have been traded, there is no active public market for limited partnership interests, and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1997 there were 2,671 record holders of limited partnership interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the amended Partnership Agreement. During 1997 and 1996, $4,600,000 and $6,825,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $8,736 and $13,110 in 1997 and 1996, respectively.

Item 6.   Selected Financial Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
(a Wisconsin limited partnership)

December 31, 1997, 1996, 1995, 1994, and 1993
(not covered by Independent Auditor's Report)

------------------------------------------------------------------------------------------
                               1997         1996        1995         1994         1993
------------------------------------------------------------------------------------------
Total Revenue              $ 3,448,300  $ 5,316,853  $ 3,932,498  $ 4,190,932  $ 4,133,668
------------------------------------------------------------------------------------------
Net Income                   2,183,977    3,277,512    1,782,105    2,158,283      804,920
------------------------------------------------------------------------------------------
Net Income per
 Limited Partner
 Interest                        46.72        70.11        38.12        46.17        17.19
------------------------------------------------------------------------------------------
Total Assets                20,894,198   23,379,356   27,134,604   29,455,349   31,288,856
------------------------------------------------------------------------------------------
Total Partners' Capital     20,479,121   22,903,880   26,464,478   28,117,453   29,146,593
------------------------------------------------------------------------------------------
Cash Distributions per
 Limited Partnership
 Interest                        99.39       147.47        74.11        68.68        50.76
------------------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at December 31, 1997, were originally purchased at a price, including acquisition costs, of approximately $26,803,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property during 1995 and ceased paying rent. Management entered into a lease agreement for the property beginning on January 1, 1998.

Apple South, Inc., the tenant of two Applebee's restaurants in Tennessee and Florida, notified management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Apple South during January 1996. The sale of the Florida property took place during September 1996.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, have negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000, respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership has agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be resolved. The sale of the properties took place in January 1998, and resulted in a gain of $556,000.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible. During the Fourth Quarter of 1996, management terminated the leases in six (6) of the properties with Terratron and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $255,000 lower than Terratron's contract rents and $106,000 lower than 1996 adjusted rents. In exchange for lower fixed rent on the properties, percentage rent of 8% is allowed on sales breakpoints which were lower than the original leases called for. In connection with the transaction, Terratron terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996. The three option properties and a fourth Hardee's property were sold to the former tenant during 1997, resulting in a net gain, before disposition fees, of $106,000.

DenAmerica, Inc., the tenant of the Denny's restaurant in Twin Falls, Idaho, has vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off, due to uncertainty regarding their collectibility.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, were fully extinguished or reserved at December 31, 1997, compared to $109,000 outstanding at December 31, 1996. The decrease was a result of principal and residual payments received during the year as well as an allowance recorded for remaining equipment lease payments on the Twin Falls, Idaho property. The tenant has vacated the property and future collectablility is uncertain.

Other Assets

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, was approximately $1,450,000 at December 31, 1997, compared to $1,555,000 at December 31, 1996. The Partnership designated cash of $875,000 to fund the Fourth Quarter 1997 distributions to Limited Partners paid in February 1998, $300,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the financial statements included in Item 8 of this report.

Due From Affiliated Partnerships, Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,499,000 at December 31, 1997. The receivable decreased from the prior year due to $245,000 of recoveries received during the year from the former general partners and their affiliates including a settlement received from DiVall 1 resulting from the favorable outcome of a disputed note with Boatmen's First National Bank of Kansas City.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,898,000 at December 31, 1996, to $4,470,000 at December 31, 1997, and
includes $2,447,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 of the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation.
The Partnership's percentage of the allocation was reduced in 1993.

Liabilities

Accounts payable and accrued expenses at December 31, 1997, in the amount of $70,000, primarily represented the year-end accruals of legal and auditing fees.

Due to the Current General Partner amounted to $87,000 at December 31, 1996, representing a true-up of the general partner's management fee, leasing commissions for the lease of the Hardee's restaurants, and the Fourth Quarter distribution, all of which were paid in 1997. The December 31, 1997 amount of $2,510 represents the General Partner's portion of the Fourth Quarter distribution.

Real estate taxes payable decreased from $119,000 at December 31, 1996, to $58,000 at December 31, 1997, primarily due to the collection of all 1996 real estate taxes due in 1997 from Terratron, the former tenant of the Partnership's Hardee's restaurants which were paid during 1997.

Partners' Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 11 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $4,600,000 and $8,736, respectively, have also been in accordance with the amended Partnership Agreement. The Fourth Quarter 1997 distribution of $875,000 was paid to the Limited Partners on February 15, 1998.

Results of Operations:

The Partnership reported net income for the year ended December 31, 1997, in the amount of $2,184,000 compared to net income for the years ended December 31, 1996 and 1995, of $3,278,000 and $1,782,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, tenant defaults, non-cash write-offs, and real estate taxes on vacant properties. Results for 1997 and 1996 were also impacted by gains on the sales of properties and the reversal of a portion of the former general partner receivable write-off. The costs associated with the misappropriation increased significantly during 1995 and 1996 as the lawsuit against the former general partners' accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement. During 1997, these costs had only a minimal impact on operations.

Revenues

Total revenues were $3,448,000, $5,317,000, and $3,932,000, for the years ended December 31, 1997, 1996, and 1995, respectively. A decrease in fixed rents resulted from tenant turnover, property sales, and modified leases. The unusually high revenues in 1996 were primarily a result of a $930,00 gain on the sale of two Applebee's restaurants, and an $864,000 recovery for a portion of the former general partner receivable which had previously been written-off due to recoveries received in excess of original estimates. During 1997, a $106,000 gain was recognized on the sales of four Hardee's restaurants and a $245,000 recovery was recorded.

Total revenues should approximate $3,000,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 1997, 1996, and 1995, cash expenses amounted to approximately 19%, 25%, and 29%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 37%, 38%, and 55%, of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, non-cash write-offs, property write-downs, real estate taxes, and equipment losses.

For the years ended December 31, 1997, 1996, and 1995, expenses incurred in relation to the misappropriated assets amounted to $33,000, $526,000, and $417,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

Additional expenses impacting operating results are provisions for uncollectible rent, losses on equipment leases, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $67,000, $0, and $112,000 at December 31, 1997, 1996, and 1995, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. The 1997 write-off is primarily a result of an allowance recorded for deferred rent on the Denny's in Twin Falls, Idaho. The tenant of the property, DenAmerica, Inc., has vacated the property and future collectibility is uncertain.

During 1996, two Hardee's properties were written down to their estimated net realizable values based on purchase option prices granted to the tenant of the properties.

During 1995, the Miami Subs restaurant in Palm Beach, Florida, was written down $255,000 to its estimated net realizable value of $400,000. The poor location of this property has required lease modifications for the tenant.

During 1997, remaining equipment lease payments of $61,000 on the Twin Falls, Idaho, lease were written off. The tenant has vacated the property and future collectibility is uncertain. Equipment lease terminations created losses during 1996, in the amount of $95,000. The equipment leases were terminated by the tenant of eight (8) Hardee's restaurants which had been experiencing sales difficulties. During 1995, write-downs were taken on the residual values of all equipment leases to more closely reflect their estimated fair market value.

Partnership management fees increased during 1996 primarily due to the prepayment of rent in connection with the lease terminations on the Hardee's properties.

Disposition fees were incurred during 1996 as a result of the sale of two of the Partnership's Applebee's properties. Fees incurred during 1997 were a result of the sales of four Hardee's properties.

Real estate tax expenses for 1995 were inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated along with new liabilities incurred on vacant properties and defaulted tenants. During 1997, real estate tax expense was recorded on the vacant former Country Kitchen property. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $12,000, and $30,000, for the years ended December 31, 1997, and 1995, respectively.

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 9% of rental income for 1997. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000
---------

Since the Partnership's accounting and investor relations software are not owned by the Partnership and tenants are responsible for the operation of any equipment located at the Partnership's properties, issues regarding preparedness for the year 2000 should have a minimal impact on the Partnership.

Item 8. Financial Statements and Supplementary Data

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            ------------------------------------------------------
                       (a Wisconsin limited partnership)
                       ---------------------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                     Page
                                                                     ----

     Report of Independent Public Accountants         ...........    15

     Balance Sheets, December 31, 1997 and 1996       ...........    16 - 17

     Statements of Income for the Years
     Ended December 31, 1997, 1996, and 1995          ...........    18

     Statements of Partners' Capital for the
     Years Ended December 31, 1997, 1996, and 1995    ...........    19

     Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996, and 1995          ...........    20 - 21

     Notes to Financial Statements                    ...........    22 - 31

     Schedule III--Real Estate and Accumulated
     Depreciation                                     ...........    37 - 38

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP

Chicago, Illinois
February 26, 1998

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1997 and 1996
                          --------------------------

                                    ASSETS

                                                                    December 31,       December 31,
                                                                        1997               1996
                                                                    ------------       ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                                            $ 8,330,982        $ 9,141,303
     Buildings                                                        14,930,273         16,488,654
     Equipment                                                           707,378            707,378
     Accumulated depreciation                                         (5,472,407)        (5,550,940)
                                                                     -----------        -----------

          Net investment properties and equipment                     18,496,226         20,786,395
                                                                     -----------        -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:                                     0            108,826
                                                                     -----------        -----------

OTHER ASSETS:
     Cash and cash equivalents                                         1,438,534          1,444,326
     Cash restricted for real estate taxes                                11,251            110,625
     Cash held in Indemnification Trust (Note 8)                         304,753            289,637
     Rents and other receivables                                         285,163            218,051
     Deferred rent receivable                                            182,770            259,326
     Prepaid insurance                                                    19,341             22,262
     Deferred charges                                                     86,434             53,620
     Unsecured notes receivable from lessees                              69,726             86,288
                                                                     -----------        -----------
          Total other assets                                           2,397,972          2,484,135
                                                                     -----------        -----------

DUE FROM FORMER AFFILIATES: (Notes 2 and 9)
     Due from former general partner affiliates                        1,498,900          1,743,461
     Allowance for uncollectible amounts
        due from former affiliates                                    (1,498,900)        (1,743,461)
     Restoration cost receivable                                       4,469,873          3,897,981
     Allowance for uncollectible
       restoration receivable                                         (4,469,873)        (3,897,981)
                                                                     -----------        -----------

          Due from former affiliates, net                                      0                  0
                                                                     -----------        -----------

          Total assets                                               $20,894,198        $23,379,356
                                                                     ===========        ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1997 and 1996
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                                December 31,   December 31,
                                                                                   1997           1996
                                                                               -------------  -------------
LIABILITIES:
       Accounts payable and accrued expenses                                   $     69,837   $     67,589
       Due to current General Partner                                                 2,510         86,727
       Security deposits                                                            153,112        144,290
       Unearned rental income                                                       131,263         57,739
       Real estate taxes payable                                                     58,355        119,131
                                                                               ------------   ------------

                     Total liabilities                                              415,077        475,476
                                                                               ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 11)
       Current General Partner -
               Cumulative net income                                                101,904         80,064
               Cumulative cash distributions                                        (40,091)       (31,355)
                                                                               ------------   ------------
                                                                                     61,813         48,709
                                                                               ------------   ------------
       Limited Partners (46,280.3 interests outstanding)
               Capital contributions, net of offering costs                      39,358,468     39,358,468
               Cumulative net income                                             16,454,337     14,292,200
               Cumulative cash distributions                                    (34,555,268)   (29,955,268)
               Reallocation of former general partners' deficit capital            (840,229)      (840,229)
                                                                               ------------   ------------

                                                                                 20,417,308     22,855,171
                                                                               ------------   ------------

                        Total partners' capital                                  20,479,121     22,903,880
                                                                               ------------   ------------

                        Total liabilities and partners' capital                $ 20,894,198   $ 23,379,356
                                                                               ============   ============

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------

                                                                                  1997           1996           1995
                                                                               ----------     ----------     ----------
REVENUES:
   Rental income (Note 5)                                                      $2,951,174     $3,262,082     $3,770,280
   Interest income on direct financing leases                                      10,384         57,028        102,101
   Other interest income                                                           73,223         98,393         69,287
   Net other income (Note 3)                                                       63,349        105,710        (10,899)
   Recovery of amount previously written off (Notes 9 & 10)                       244,561        863,643              0
   Net gain on disposal of assets                                                 105,609        929,997          1,729
                                                                               ----------     ----------     ----------
                                                                                3,448,300      5,316,853      3,932,498
                                                                               ----------     ----------     ----------
EXPENSES:
   Partnership management fees (Note 6)                                           167,350        202,587        164,350
   Disposition fees (Note 6)                                                       52,166         66,750          3,000
   Disposition fees - Restoration                                                       0         20,550          3,000
   Restoration fees (Note 6)                                                        9,782         33,408          2,616
   Selling commissions - Nonaffiliate                                                   0              0          9,900
   Appraisal fees                                                                   6,410          2,268          2,500
   Insurance                                                                       26,130         36,594         48,180
   General and administrative                                                     107,992        125,634        103,142
   Advisory Board fees and expenses                                                14,018         16,703         17,351
   Interest                                                                             0          3,551         42,893
   Real estate taxes                                                               12,172           (880)        30,203
   Ground lease payments (Note 3)                                                 125,209        123,921        123,825
   Expenses incurred due to default by lessee                                       8,398          7,220         24,748
   Professional services                                                           99,481        141,073        133,189
   Professional services related to Investigation (Note 9)                         32,618        526,210        417,433
   Loss on equipment lease                                                         61,404         95,246         72,264
   Depreciation                                                                   464,596        511,650        584,352
   Amortization                                                                     9,186            804            804
   Provision for uncollectible rents and other receivables                         67,411              0        111,762
   Write down of properties to net realizable value                                     0        126,052        254,881
                                                                               ----------     ----------     ----------
                                                                                1,264,323      2,039,341      2,150,393
                                                                               ----------     ----------     ----------
NET INCOME                                                                     $2,183,977     $3,277,512     $1,782,105
                                                                               ==========     ==========     ==========
NET INCOME - CURRENT GENERAL PARTNER                                               21,840         32,775         17,821

NET INCOME  - LIMITED PARTNERS                                                  2,162,137      3,244,737      1,764,284
                                                                               ----------     ----------     ----------
                                                                               $2,183,977     $3,277,512     $1,782,105
                                                                               ==========     ==========     ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                                $46.72         $70.11         $38.12
                                                                               ==========     ==========     ==========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             For the years ended December 31, 1997, 1996 and 1995
             ----------------------------------------------------

                                                                          Current General Partner
                                                                ------------------------------------------

                                                                Cumulative      Cumulative
                                                                   Net             Cash
                                                                  Income      Distributions          Total
                                                                ----------    --------------         -----
BALANCE AT DECEMBER 31, 1994                                     $ 29,468          $(13,165)        $ 16,303
Cash Distributions
  ($74.11 per limited partnership interest)                                          (5,080)          (5,080)
Net Income                                                         17,821                             17,821
                                                                 --------          --------         --------
BALANCE AT DECEMBER 31, 1995                                     $ 47,289          $(18,245)        $ 29,044
  Cash Distributions
    ($147.47 per limited partnership interest)                                      (13,110)         (13,110)
Net Income                                                         32,775                             32,775
                                                                 --------          --------         --------
BALANCE AT DECEMBER 31, 1996                                     $ 80,064          $(31,355)        $ 48,709
Cash Distributions
  ($99.39 per limited partnership interest)                                          (8,736)          (8,736)
Net Income                                                         21,840                             21,840
                                                                 --------          --------         --------
BALANCE AT DECEMBER 31, 1997                                     $101,904          $(40,091)        $ 61,813
                                                                 ========          ========         ========

                                                                              Limited Partners
                                                         --------------------------------------------------------------------------
                                                            Capital
                                                         Contributions,                  Cumulative
                                                             Net of       Cumulative        Cash
                                                         Offering Costs   Net Income    Distribution      Reallocation   Total
                                                         --------------   -----------   ------------      ------------   ----
BALANCE AT DECEMBER 31, 1994                                $39,358,468    $ 9,283,179   $(19,700,268)     $(840,229)   $28,101,150
Cash Distributions
  ($74.11 per limited partnership interest)                                                (3,430,000)                   (3,430,000)
Net Income                                                                   1,764,284                                    1,764,284
                                                            -----------    -----------   ------------      ---------    -----------
BALANCE AT DECEMBER 31, 1995                                $39,358,468    $11,047,463   $(23,130,268)     $(840,229)   $26,435,434
  Cash Distributions
    ($147.47 per limited partnership interest)                                             (6,825,000)                   (6,825,000)
Net Income                                                                   3,244,737                                    3,244,737
                                                            -----------    -----------   ------------      ---------    -----------
BALANCE AT DECEMBER 31, 1996                                $39,358,468    $14,292,200   $(29,955,268)     $(840,229)   $22,855,171
Cash Distributions
  ($99.39 per limited partnership interest)                                                (4,600,000)                   (4,600,000)
Net Income                                                                   2,162,137                                    2,162,137
                                                            -----------    -----------   ------------      ---------    -----------
BALANCE AT DECEMBER 31, 1997                                $39,358,468    $16,454,337   $(34,555,268)     $(840,229)   $20,417,308
                                                            ===========    ===========   ============      =========    ===========


       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1997, 1996, and 1995

                                                                             1997          1996         1995
                                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 2,183,977   $ 3,277,512   $ 1,782,105
     Adjustments to reconcile net income to net
       cash provided by operating activities -
          Depreciation and amortization                                      473,782       512,454       585,156
          Recovery of amount previously written off                         (244,561)     (863,643)            0
          Provision for uncollectible rents and other receivables             67,411             0       111,762
          Property write downs to net realizable value                             0       126,052       254,881
          Net (gain) on disposal of assets                                  (105,609)     (929,997)       (1,729)
          Loss on equipment leases                                            61,404        95,246        72,264
          Interest applied to Indemnification Trust account                  (15,116)      (14,406)      (21,673)
          (Increase) Decrease in rents and other receivables                 (67,112)      203,837      (296,921)
          (Deposits) Withdrawals for payment of real estate taxes and CD      99,374       (49,408)      240,477
          (Increase) Decrease in prepaids                                      2,921        (2,631)       21,020
          (Increase) Decrease in deferred rent receivable                      9,145        37,156        13,747
          Increase (Decrease) in due to current General Partner              (84,217)       32,611          (814)
          Increase (Decrease) in accounts payable and other                    2,248      (199,126)       82,558
          Increase (Decrease) in security deposits                             8,822       (38,355)     (254,136)
          Increase (Decrease) in real estate taxes payable                   (60,776)       62,113       (54,558)
          Increase (Decrease) in unearned rental income                       73,524        39,674        (7,056)
                                                                         -----------   -----------   -----------
                 Net cash from operating activities                        2,405,217     2,289,089     2,527,083
                                                                         -----------   -----------   -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                   47,422       229,294       603,956
     Proceeds from sale of investment properties                           1,931,182     2,990,000       300,000
     Investment in leasing commissions                                       (42,000)            0             0
     Recoveries from former G.P. affiliates                                  244,561     1,785,744        65,400
     Payments from affiliated partnerships                                         0        96,088        29,068
     Issuance of unsecured notes                                                   0       (36,288)            0
     Principal receipts from unsecured notes                                  16,562             0             0
                                                                         -----------   -----------   -----------
                 Net cash from investing activities                        2,197,727     5,064,838       998,424
                                                                         -----------   -----------   -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Cash distributions to Limited Partners                               (4,600,000)   (6,825,000)   (3,430,000)
     Cash distributions to current General Partner                            (8,736)      (13,110)       (5,080)
     Payments on equipment notes                                                   0       (77,255)     (433,764)
                                                                         -----------   -----------   -----------
                 Net cash (used in) financing activities                  (4,608,736)   (6,915,365)   (3,868,844)
                                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (5,792)      438,562      (343,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           $ 1,444,326     1,005,764     1,349,101
                                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 1,438,534   $ 1,444,326   $ 1,005,764
                                                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                          $         0   $     3,551   $    30,203
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

            Supplemental Information to the Statements of Cash Flows
            --------------------------------------------------------

The following significant noncash transactions occurred during the three years affecting the Partnership's financial statements:

     1. During 1996, the Partnership was deeded land with a value of $88,424 in exchange for a note receivable from a tenant.

     2. During 1996, equipment was transferred to the Partnership with an estimated value of $37,600 in exchange for delinquent rent from a tenant.

     3. During 1996, security deposits totaling $67,932 were applied as equipment lease payments for a tenant.

     4. During 1996, the Partnership incurred leasing commissions totaling $53,520 which were unpaid at year-end. The amount was paid in full during 1997.











        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.   ORGANIZATION AND BASIS OF ACCOUNTING:

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a cash-a-check store, a video rental store and a child care center. At December 31, 1997, the Partnership owned 32 properties with specialty leasehold improvements in 12 of these properties.

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

Deferred charges represent leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amortized over the life of the lease.

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

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements in 1996 or 1997.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,200,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                    1997         1996         1995
                                                 ----------   ----------   ----------
Net income, per statements of income             $2,183,977   $3,277,512   $1,782,105

Book to tax depreciation difference                 (36,811)     (35,161)      (6,450)
Book over tax gain from asset disposition          (227,315)     (98,501)     (82,904)
Straight line rent adjustment                        10,866       37,156       13,747
Affiliate receivable basis adjustment                                  0            0
Bad debt reserve/expense                             53,666     (488,777)     111,762
Real estate tax expense                                   0      (65,881)      16,804
Book valuation adjustment of real property                0      126,052      254,881
Book valuation adjustment of equipment leases        65,690            0       50,820
Other, net                                           73,865      215,779       (6,437)
                                                 ----------   ----------   ----------
   Net income for tax reporting
    purposes                                     $2,123,938   $2,968,179   $2,134,328
                                                 ==========   ==========   ==========

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,800,000, of which approximately $5,969,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1997. The 9% interest accrued as of December 31, 1997, amounted to approximately $2,447,000 and is not reflected in the accompanying income statement. As of December 31, 1996, approximately $5,641,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of December 31, 1997, the Partnership owned 29 fully constructed fast-food restaurants, an auto tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, seven (7) Denny's restaurants, one (1) Applebee's restaurant, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple Restaurant, one
(1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Cash-A-Check operation, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 32 properties are located in a total of thirteen
(13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At December 31, 1997, two of the Partnership's properties were unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and ceased making rent payments. Management entered into a lease on the property which became effective January 1, 1998. The tenant of the Denny's restaurant in Twin Falls, Idaho, has vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off due to uncertainty regarding their collectibility.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiiliated Partnerships. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,777 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The tenant of the Partnership's Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant for 1996 resulting in a $200,000 decrease in base rent for the year and agreed to capitalize delinquent rents totaling $112,000 into a five-year note earning 10% interest. During the Fourth Quarter of 1996, management terminated six (6) of the leases and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with the transaction, the capitalized rent was received. The new leases resulted in annual rents which are $255,000 lower than the former tenant's contract rent and $106,000 lower than the 1996 adjusted rents. In connection with the transaction, the original tenant terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996. Four of the properties (three of which were subject to option agreements) were sold to the former tenant during 1997, resulting in a net gain of $106,000.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases are paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 2003 to 2008.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1993, but continues to operate the restaurant and pay rent. Management is currently negotiating a possible new lease or sale of the property to the tenant.

Several of the Partnership's property leases contained purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost. Apple South, Inc. the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase those properties. One sale closed in January 1996, resulting in an approximate gain of $484,000. The other sale took place during September 1996 and resulted in an approximate gain of $446,000.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, have negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership has agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The Partnership is not liable for the environmental contamination.

4.   PARTNERSHIP AGREEMENT:

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 7.)

5.   LEASES:

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          1998                                $ 2,310,028
          1999                                  2,304,628
          2000                                  2,301,296
          2001                                  2,197,033
          2002                                  2,134,166
          Thereafter                           14,778,980
                                              -----------
                                              $26,026,131
                                              ===========

Percentage rentals included in rental income in 1997, 1996, and 1995 were $608,915, $578,747, and $719,407, respectively. The decrease in percentage rental income is a result of the sale of various properties subject to percentage rent.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 31% of total base rents for 1997.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 1997, 1996, and 1995, are as follows:

                                        Incurred            Incurred            Incurred
                                   for the year ended  for the year ended  for the year ended
Current General Partner            December 31, 1997   December 31, 1996   December 31, 1995
-----------------------            ------------------  ------------------  ------------------

Management fees                              $167,350            $202,587            $164,350
Disposition fees                               52,166              66,750               3,000
Restoration fees                                9,782              33,408               2,616
Overhead allowance                             14,367              14,301              13,914
Leasing Commissions                             6,000              53,620                   0
Reimbursement for out-of-pocket                21,605              21,781              19,148
 expenses
Cash distribution                               8,736              13,110               5,080
                                             --------            --------            --------
                                             $280,006            $405,557            $208,108
                                             ========            ========            ========

7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1997, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such a recovery level will be achieved.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1997. Funds are invested in U.S. Treasury securities. In addition, $54,753 of earnings have been credited to the Trust as of December 31, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9.   RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership associated with the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments may result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of December 31, 1997, the Partnerships recovered a total of $5,726,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $2,315,485. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 7.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

In 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). Trial of the case took place on June 23, 1997. The judge ruled in favor of DiVall 1 on August 21, 1997, that the note was not enforceable. An appeal by Boatmen's was subsequently dropped, so the full $600,000 recovery has been recorded. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness was allocated among the three Partnerships on the same basis as the restoration costs are being allocated. The Partnership's portion of the recovery was $242,340.

10.  LITIGATION:
     -----------

In 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996, yielding net proceeds to the Partnership, after the payment of contingent legal fees and related costs, of approximately $900,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

11.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

12.  SUBSEQUENT EVENTS:
     ------------------

On February 15, 1998, the Partnership made distributions to the Limited Partners of $875,000 amounting to $18.91 per limited partnership interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 47 - President, Founder and Director.
     Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

     Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

     Kristin J. Atkinson, Age 35 - Vice President - Finance and Administration. Ms. Atkinson joined The Provo Group, Inc. in September 1994 to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthus and Company for one year before joining Farm & Home Savings Association.

     Brenda Bloesch, Age 36 - Director of Investor Relations. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     Steven Carson - Vice President/Investments at First Albany Corporation. Mr. Carson's primary client concentration includes labor union, pension, and annuity funds. Mr. Carson has worked for First Albany for 11 years. He began his career as a retail broker at E.F Hutton & Company and served as Vice President, Shearson American Express from 1980-1986. Mr. Carson attended Northrup University in Los Angeles, California. He has served as Board Member and President on various Civic Boards in Syracuse, New York. Mr. Carson represents the broker-dealer community.

     Robert White - President of Chevron, TCI. Mr. White has worked for Chevron in various positions over the past 38 years. This company specializes in acquiring real estate that has been allocated as either Low-Income Housing or Historic Rehabilitation tax credits. Most of the acquisitions are made using limited partnership structures -- with TCI as the limited partner. Mr. White started his career as a research chemist with Chevron Research Company in 1959, after receiving a B.S Degree in Chemistry from the University of California at Berkeley. In 1977, Mr. White received a M.B.A Degree in Financial Analysis and subsequently transferred to Chevron Corporation's Planning and Analysis Department in San Francisco. In 1991, Mr. White became Vice-President of Chevron Land. After this company was sold in 1995, he assumed the position as President of the new Chevron subsidiary, Chevron TCI, Inc. Mr. White is a Limited Partner representing DiVall 1.

     Richard W. Otte - Editorial Writer. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner representing DiVall 2.

     Albert Gerritz - Perinton Volunteer Ambulance Corps.    Mr. Gerritz has
     held various offices in Finance and Administration, including President. Mr. Gerritz retired in 1986 after 36 years with Eastman Kodak Co. where he was Supervisor of Engineering Services, Research Labs. Mr. Gerritz was instrumental in identifying the need and pursuing the development of a unique research complex for Kodak, which became the case study for his consulting activities on research facilities nationwide. Mr. Gerritz also worked for forty years in the Bushnell's Basin Fire Department and served five years as Chief. Mr. Gerritz has a life membership in National Society
     of Professional Engineers.   Mr. Gerritz is a Limited Partner representing
     DiVall 3.

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

See Item 13, below, and Note 6 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1997, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

(b) As of December 31, 1997, neither the General Partner nor any of their affiliates owned any Limited Partner Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual CPI adjustments. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1997 the Partnership had fully funded the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1997:

     The Provo Group, Inc.
     ---------------------
     Management Fees                               $167,350
     Disposition Fees                                52,166
     Restoration Fees                                 9,782
     Leasing Commissions                              6,000
     Office Overhead Allowance                       14,367
     Direct Cost Reimbursements                      21,605
                                                   --------

     1997 Total                                    $271,270
                                                   ========

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 1997 and 1996

          Statements of Income for the Years Ended December 31, 1997, 1996, and 1995

          Statements of Partners' Capital for the Years Ended December 31, 1997, 1996, and 1995

          Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

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

          3.3 Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1992, and incorporated herein by reference.

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

          28.0 Correspondence to the Limited Partners dated February 15, 1998 regarding the Fourth Quarter 1997 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1997.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                  Initial cost to Partnership
                                                 ----------------------------
                                                                                      Costs
                                                                   Building         capitalized
                                                                     and            Subsequent
     Property                    Encumbrances       Land         Improvements     to acquisitions     Land
-------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)         $     -        $  495,237      $   248,388       $      -       $   325,487
Hallandale, Florida (2)                 -           502,578          289,610              -           198,084
Phoenix, Arizona                        -           444,224          421,676              -           444,224
Phoenix, Arizona                        -                 -          295,750              -                 -
N. Richland Hills, Texas                -           762,580          584,139              -           662,580
South Milwaukee, Wisconsin              -           274,749          454,064         79,219           274,749
Phoenix, Arizona                        -           482,383          490,343              -           482,383
Cedar Rapids, Iowa                      -           108,125          552,031              -           108,125
Santa Fe, New Mexico                    -                 -          451,230              -                 -
Augusta, Georgia                        -           215,416          434,178              -           215,416
Charleston, South Carolina              -           273,619          323,162              -           273,619
Park Forest, Illinois                   -           187,900          393,038              -           187,900
Aiken, South Carolina                   -           402,549          373,795              -           402,549
Augusta, Georgia                        -           332,154          396,659              -           332,154
Mt. Pleasant, South Carolina            -           286,060          294,878              -           286,060
Charleston, South Carolina              -           273,625          254,500              -           273,625
Aiken, South Carolina                   -           178,521          455,229              -           178,521
Des Moines, Iowa                        -           164,096          448,529        287,991          164,096
Daytona Beach, Florida                  -           291,356          738,488              -          291,356
Hartford, Wisconsin                     -           201,603          484,960              -          201,603
Milwaukee, Wisconsin                    -           409,143          600,902              -          409,143
North Augusta, Georgia                  -           250,859          409,297              -          250,859
Charleston, South Carolina              -           286,068          294,870              -          286,068
Martinez, Georgia                       -           266,175          367,575              -          266,175
Grand Forks, North Dakota               -           172,701          566,674              -          172,701
Phoenix, Arizona                        -                 -          725,000              -                -
Phoenix, Arizona                        -           241,371          843,132              -          241,371
New Smyrna Beach, Florida               -           403,771          622,059              -          403,771
Ogden, Utah                             -           194,350          452,075              -          194,350
Fond du Lac, Wisconsin                  -           297,418          552,349              -          297,418
Twin Falls, Idaho                       -           155,269          483,763         60,000          155,269
Columbus, Ohio                          -           351,325          708,141              -          351,326
                                       ---------------------------------------------------------------------
                                       $0        $8,905,225      $15,010,484       $427,210       $8,330,982
                                       =====================================================================

                              Gross amount at which                                                     Life on which
                            carried at end of year (A)                                                 depreciation in
                            ------------------------------                                           in latest statement
                                                                                                        of operations
                                 Building and                  Accumulated     Date of       Date        is computed
                                 Improvements      Total       depreciation  construction  acquired         (years)
------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)        $   163,258   $   488,745     $   95,040          -        3/11/88           31.5
Hallandale, Florida (2)              147,937       346,021        101,541          -        3/11/88           31.5
Phoenix, Arizona                     421,676       865,900        171,972          -        6/15/88           31.5
Phoenix, Arizona                     295,750       295,750        120,616          -        6/15/88           31.5
N. Richland Hills, Texas             584,139     1,246,719        205,492          -        7/15/88           31.5
South Milwaukee, Wisconsin           533,283       808,032        185,393       1986         8/1/88           31.5
Phoenix, Arizona                     490,343       972,726        170,632          -        8/15/88           31.5
Cedar Rapids, Iowa                   552,031       660,156        189,999          -         9/9/88           31.5
Santa Fe, New Mexico                 451,230       451,230        133,520          -       10/10/88           31.5
Augusta, Georgia                     434,178       649,594        142,822          -       12/22/88           31.5
Charleston, South Carolina           323,162       596,781        106,303          -       12/22/88           31.5
Park Forest, Illinois                393,038       580,938        129,289          -       12/22/88           31.5
Aiken, South Carolina                373,795       776,344        121,533          -        2/21/89           31.5
Augusta, Georgia                     396,659       728,813        128,967          -        2/21/89           31.5
Mt. Pleasant, South Carolina         294,878       580,938         95,875          -        2/21/89           31.5
Charleston, South Carolina           254,500       528,125         82,747          -        2/21/89           31.5
Aiken, South Carolina                455,229       633,750        148,010          -        3/14/89           31.5
Des Moines, Iowa                     680,902       844,998        213,586       1989         8/1/89           31.5
Daytona Beach, Florida               738,488     1,029,844        245,739          -         4/4/89           31.5
Hartford, Wisconsin                  484,960       686,563        152,122          -        4/28/89           31.5
Milwaukee, Wisconsin                 600,902     1,010,045        188,465          -         8/2/89           31.5
North Augusta, Georgia               409,297       660,156        115,852          -       12/29/89           31.5
Charleston, South Carolina           294,870       580,938         83,463          -       12/29/89           31.5
Martinez, Georgia                    367,575       633,750        104,042          -       12/29/89           31.5
Grand Forks, North Dakota            566,674       739,375        160,398          -       12/28/89           31.5
Phoenix, Arizona                     500,000       500,000        147,152          -         1/1/90           31.5
Phoenix, Arizona                     843,132     1,084,503        238,649          -         1/1/90           31.5
New Smyrna Beach, Florida            622,059     1,025,830        176,074          -         1/5/90           31.5
Ogden, Utah                          452,075       646,425        154,483          -        1/31/90           31.5
Fond du Lac, Wisconsin               552,349       849,767        156,343          -         1/5/90           31.5
Twin Falls, Idaho                    543,763       699,032        142,150          -        3/21/90           31.5
Columbus, Ohio                       708,140     1,059,466        186,840          -         6/1/90           31.5
                                 ----------------------------------------
                                 $14,930,273   $23,261,255     $4,795,109
                                 ========================================

(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.
(2) This property was written down to its estimated net realizable value of $250,000 at December 31, 1994.
(A) Represents aggregate costs for federal income tax purposes.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                Year Ended     Year Ended                                             Year Ended    Year Ended
                               December 31,   December 31,                                           December 31,  December 31,
Investment in Real Estate          1997           1996                 Accumulated Depreciation          1997          1996
-------------------------      -------------  -------------            ------------------------      ------------  ------------
Balance at beginning of year    $25,629,957    $28,180,103             Balance at beginning of year    $4,881,162    $4,822,028
Deletions:                                                             Additions charged to costs
                                                                       and                                457,076       511,650
                                                                       expenses

  Due to disposition             (2,368,702)    (2,424,094)            Deletion due to real estate
                                                                       disposition                       (543,129)     (452,516)

  Due to property write-downs             0       (126,052)
                                -----------    -----------                                             ----------    ----------

Balance at end of year          $23,261,255    $25,629,957             Balance at end of year          $4,795,109    $4,881,162
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


Date:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner




By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  March 27, 1998




By:    /s/Kristin J. Atkinson
       --------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 27, 1998