Form 10-Q
period 1998-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1998-05-14
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1998
                                    ----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission file number 0-17686

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


                    Wisconsin                        39-1606834
        (State or other jurisdiction of           (I.R.S.Employer
         incorporation or organization)         Identification No.)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No___

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                BALANCE SHEETS

                     March 31, 1998 and December 31, 1997
                     ------------------------------------

                                    ASSETS

                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        1998            1997
                                                     -----------    -----------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                            $ 7,606,905    $ 8,330,982
     Buildings                                        13,569,725     14,930,273
     Equipment                                           707,378        707,378
     Accumulated depreciation                         (5,152,978)    (5,472,407)
                                                     -----------    -----------

          Net investment properties and equipment     16,731,030     18,496,226
                                                     -----------    -----------


OTHER ASSETS:
     Cash and cash equivalents                         2,888,938      1,438,534
     Cash restricted for real estate taxes                11,356         11,251
     Cash held in Indemnification Trust (Note 8)         309,469        304,753
     Rents and other receivables                         131,847        285,163
     Deferred rent receivable                            151,071        182,770
     Prepaid insurance                                    13,548         19,341
     Deferred charges                                     84,121         86,434
     Notes receivable from lessees                       599,116         69,726
                                                     -----------    -----------
          Total other assets                           4,189,466      2,397,972
                                                     -----------    -----------

DUE FROM FORMER AFFILIATES: (Notes 2 and 9)
     Due from former general partner affiliates        1,498,900      1,498,900
     Allowance for uncollectible amounts
       due from former affiliates                     (1,498,900)    (1,498,900)
     Restoration cost receivable                       4,603,729      4,469,873
     Allowance for uncollectible
       restoration receivable                         (4,603,729)    (4,469,873)
                                                     -----------    -----------

          Due from former affiliates, net                      0              0
                                                     -----------    -----------

          Total assets                               $20,920,496    $20,894,198
                                                     ===========    ===========



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 1998 and December 31, 1997
                     ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                 (Unaudited)
                                                                  March 31,        December 31,
                                                                     1998              1997
                                                                --------------     -------------
LIABILITIES:
     Accounts payable and accrued expenses                        $    103,695     $     69,837
     Due to current General Partner                                      3,605            2,510
     Security deposits                                                 123,437          153,112
     Unearned rental income                                            137,210          131,263
     Real estate taxes payable                                          50,751           58,355
                                                                  ------------     ------------

          Total liabilities                                            418,698          415,077
                                                                  ------------     ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 11)
     Current General Partner -
       Cumulative net income                                           110,917          101,904
       Cumulative cash distributions                                   (43,696)         (40,091)
                                                                  ------------     ------------

                                                                        67,221           61,813
                                                                  ------------     ------------
     Limited Partners (46,280.3 interests outstanding)
       Capital contributions, net of offering costs                 39,358,468       39,358,468
       Cumulative net income                                        17,346,606       16,454,337
       Cumulative cash distributions                               (35,430,268)     (34,555,268)
       Reallocation of former general partners' deficit capital       (840,229)        (840,229)
                                                                  ------------     ------------

                                                                    20,434,577       20,417,308
                                                                  ------------     ------------

          Total partners' capital                                   20,501,798       20,479,121
                                                                  ------------     ------------

          Total liabilities and partners' capital                 $ 20,920,496     $ 20,894,198
                                                                  ============     ============



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                     Three Months Ended March 31,
                                                     ---------------------------
                                                        1998               1997
                                                     ----------          --------
REVENUES:
     Rental income(Note 5)                           $  674,320          $761,332
     Interest income on direct financing leases               0             3,226
     Other interest income                               38,838            18,014
     Recovery of amount previously written off           12,620             2,221
     Other income                                        13,336            12,015
     Gain on disposal of assets                         556,227            72,256
                                                     ----------          --------
                                                      1,295,341           869,064
                                                     ----------          --------
EXPENSES:
     Partnership management fees                         44,757            43,572
     Disposition fees                                    66,000            37,166
     Restoration fees                                         0                89
     Appraisal fees                                      56,150             4,597
     Insurance                                            5,793             7,124
     General and administrative                          34,588            30,744
     Advisory Board fees and expenses                     4,158             4,088
     Ground lease payments (Note 3)                      32,493            31,785
     Expenses incurred due to default by lessee          (1,011)            2,156
     Professional services                               42,607            27,799
     Professional services related to investigation         414            17,219
     Depreciation                                       105,797           123,335
     Amortization                                         2,313             5,697
                                                     ----------          --------
                                                        394,059           335,371
                                                     ----------          --------

NET INCOME                                           $  901,282          $533,693
                                                     ==========          ========

NET INCOME - CURRENT GENERAL PARTNER                 $    9,013          $  5,337
NET INCOME - LIMITED PARTNERS                           892,269           528,356
                                                     ----------          --------

                                                     $  901,282          $533,693
                                                     ==========          ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding      $19.28            $11.42
                                                     ==========          ========



       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             1998           1997
                                                                                          ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  901,282     $   533,693
     Adjustments to reconcile net income to net
       cash provided by operating activities -
               Depreciation and amortization                                                 108,110         129,032
               Recovery of amounts previously written off                                    (12,620)         (2,221)
               Net (gain) on disposal of assets                                             (556,227)        (72,256)
               Interest applied to Indemnification Trust account                              (4,716)         (4,129)
               Decrease in rents and other receivables                                       153,316          65,357
               (Deposits) Withdrawals for payment of real estate taxes                          (105)         93,817
               Decrease in prepaids                                                            5,793           7,124
               (Increase) Decrease in deferred rent receivable                                31,699             (13)
               Increase (Decrease) in due to current General Partner                           1,095         (56,426)
               Increase (Decrease) in accounts payable and other                              33,858         (18,261)
               (Decrease) in security deposits                                               (29,675)         (4,620)
               (Decrease) in real estate taxes payable                                        (7,604)        (72,223)
               Increase in unearned rental income                                              5,948          74,443
                                                                                          ----------     -----------

                    Net cash from operating activities                                       630,154         673,317
                                                                                          ----------     -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                                   12,620           7,626
     Principal payments received on notes receivable                                          20,610           4,064
     Proceeds from sale of investment properties                                           1,665,625       1,393,982
     Recoveries from former affiliates                                                             0           2,221
                                                                                          ----------     -----------

                    Net cash from investing activities                                     1,698,855       1,407,893
                                                                                          ----------     -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                                 (875,000)     (1,000,000)
     Cash distributions to current General Partner                                            (3,605)         (2,135)
                                                                                          ----------     -----------

                    Net cash (used in) financing activities                                 (878,605)     (1,002,135)
                                                                                          ----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,450,404       1,079,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,438,534       1,444,326
                                                                                          ----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $2,888,938     $ 2,523,401
                                                                                          ==========     ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2, Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998, and the results of operations for the three-month periods ended March 31, 1998, and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occured subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the first quarter of 1998, the Partnership sold two Denny's restaurant properties in New Smyrna Beach, Florida and Daytona Beach, Florida for $1,250,000 and $950,000, respectively. The sale of properties took place in January 1998, resulting in a gain, before disposition fees, of $556,000.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 1998, the Partnership owned 30 properties with specialty leasehold improvements in 12 of these properties.

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


2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,100,000, of which approximately $6,103,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1998. The 9% interest accrued as of March 31, 1998, amounted to approximately $2,581,000 and is not reflected in the accompanying income statement. As of December 31, 1997, approximately $5,969,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 1998, the Partnership owned 27 fully constructed fast-food restaurants, a check cashing store, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four
(4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Cash A Check, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 30 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At March 31, 1998, one of the Partnership's properties was unoccupied. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that it has vacated the property in Twin Falls, North Dakota. The tenant continues to make rental payments, however the remaining deferred rental income and equipment lease balances were written off during 1997 due to uncertainty regarding their collectibility.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,777 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 2003 to 2008.

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

A land easement was granted to the State of Arizona Salt River Project Agricultural Improvement and Power District on a portion of the land at one of the Denny's properties in exchange for a payment to the Partnership of $29,000.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 1998 and 1997 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 1998  March 31, 1997
-----------------------                     --------------  --------------

Management fees                                   $ 44,757         $43,572
Disposition fees                                    66,000          37,166
Restoration fees                                         0              89
Overhead allowance                                   3,611           3,592
Reimbursement for out-of-pocket expenses             7,790           5,885
Cash distribution                                    3,605           2,135
                                                  --------         -------
                                                  $125,763         $92,439
                                                  ========         =======

7.  CONTINGENT LIABILITIES:
    -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1998, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.


8.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1998. Funds are invested in U.S. Treasury securities. In addition, $59,469 of earnings have been credited to the Trust as of March 31, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.


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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of March 31, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,315,485. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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


10.   LITIGATION:
      -----------

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


12.    SUBSEQUENT EVENTS:
       ------------------

On May 15, 1998, the Partnership made distributions to the Limited Partners for the First Quarter of 1998 of $2,325,000 amounting to approximately $50.24 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1998, were originally purchased at a price, including acquisition costs, of approximately $24,747,000.

The tenant of the former Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management entered into a lease agreement for the property beginning on January 1, 1998 for a Red Apple restaurant.

During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is has vacated the property in Twin Falls, North Dakota. The tenant continues to make rental payments, however the remaining deferred rental income and equipment lease balances were written off at December 31, 1997, due to uncertainty regarding their collectibility.

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

A land easement was granted to the State of Arizona Salt River Project Agricultural Improvement and Power District on a portion of the land at one of the Denny's properties in exchange for a payment to the Partnership of $29,000.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $2,900,000 at March 31, 1998, compared to $1,450,000 at December 31, 1997. The Partnership designated cash of $2,325,000 to fund the First Quarter 1998 distributions to Limited Partners, $316,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the financial statements.


Due From Affiliated Partnerships, Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates and Deferred Income

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,499,000 at March 31, 1998. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,470,000 at December 31, 1997, to $4,604,000 at March 31, 1998, and includes
$2,581,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.


Liabilities
-----------

Accounts payable and accrued expenses at March 31, 1998, in the amount of $104,000, primarily represented the accrual of legal and auditing fees as well as the accrual of fees for the appraisal of the

Partnership's properties.

Partners' Capital
-----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 11 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $875,000 and $3,605, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 1998 distribution of $2,325,000 was paid to the Limited Partners on May 15, 1998.


Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 1998, in the amount of $901,000 compared to net income for the quarter ended March 31, 1997, of $534,000.


Revenues
--------

Total revenues were $1,295,000 and $869,000, for the quarters ended March 31, 1998 and 1997, respectively. 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant. During 1997, a net gain of $72,000 was recorded on the sale of three Hardee's properties to the tenant.

Total revenues should approximate $3,000,000 annually or $750,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.


Expenses
--------

For the quarters ended March 31, 1998 and 1997, cash expenses amounted to approximately 22% and 24%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 30% and 39%, of total revenues for the quarters ended March 31, 1998 and 1997, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties to the tenant. Fees incurred during 1997 were a result of the sale of three Hardeee's properties to the tenant. Appraisal fees totaling $56,000 were incurred during 1998 for the appraisal of all of the Partnership's properties.


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


Year 2000
---------

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership is pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.


Items 2 - 4.

Not Applicable.


Item 5.  Other Information

On April 27, 1998, the Partnership filed a Definitive Consent Statement on
Schedule 14A with the Securities and Exchange Commission in connection with the solicitation of consents by the Partnership to approve the sale of all the Partnership's properties and to subsequently liquidate the Partnership. If the proposed liquidation of the Partnership is approved by a majority of limited partners, it is expected to be completed prior to the end of 1998.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Listing of Exhibits:

       99.0 Correspondence to the Limited Partners dated May 15, 1998, regarding the First Quarter 1998 distribution.

(b)    Reports on Form 8-K:

       The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1998.

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


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    _________________________________________________
       Bruce A. Provo, President


Date:  May 14, 1998



By:    ______________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  May 14, 1998

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


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  May 14, 1998



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 14, 1998