Form 10-Q
period 1998-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1998-08-12
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended             June 30, 1998
                                    ---------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------

                         Commission file number 0-17686

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


          WISCONSIN                                     39-1606834
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

                      June 30, 1998 and December 31, 1997
                      -----------------------------------

                                    ASSETS

                                                   (Unaudited)
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
     Land                                           $ 7,606,905    $ 8,330,982
     Buildings                                       13,569,725     14,930,273
     Equipment                                          707,378        707,378
     Accumulated depreciation                        (5,255,362)    (5,472,407)
                                                    -----------    -----------

          Net investment properties and equipment    16,628,645     18,496,226
                                                    -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                          959,148      1,438,534
     Cash restricted for real estate taxes               13,018         11,251
     Cash held in Indemnification Trust (Note 8)        312,932        304,753
     Rents and other receivables                        192,708        285,163
     Deferred rent receivable                           145,679        182,770
     Prepaid insurance                                    7,754         19,341
     Deferred charges                                    95,784         86,434
     Unsecured notes receivable from lessees            594,792         69,726
                                                    -----------    -----------
          Total other assets                          2,321,815      2,397,972
                                                    -----------    -----------

DUE FROM FORMER AFFILIATES: (Notes 2 and 9)
     Due from former general partner affiliates       1,498,900      1,498,900
     Allowance for uncollectible amounts
       due from former affiliates                    (1,498,900)    (1,498,900)
     Restoration cost receivable                      4,742,397      4,469,873
     Allowance for uncollectible
       restoration receivable                        (4,742,397)    (4,469,873)
                                                    -----------    -----------

          Due from former affiliates, net                     0              0
                                                    -----------    -----------

          Total assets                              $18,950,460    $20,894,198
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 1998 and December 31, 1997
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                   (Unaudited)      December
                                                                    June 30,           31,
                                                                      1998            1997
                                                                   ------------   ------------

LIABILITIES:
     Accounts payable and accrued expenses                         $     85,589   $     69,837
     Due to current General Partner                                       1,568          2,510
     Security deposits                                                  114,437        153,112
     Unearned rental income                                             119,367        131,263
     Real estate taxes payable                                           62,271         58,355
                                                                   ------------   ------------

          Total liabilities                                             383,232        415,077
                                                                   ------------   ------------

CONTINGENT LIABILITIES: (NOTE 7)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 11)
     Current General Partner -
       Cumulative net income                                            114,837        101,904
       Cumulative cash distributions                                    (45,264)       (40,091)
                                                                   ------------   ------------
                                                                         69,573         61,813
                                                                   ------------   ------------
     Limited Partners (46,280.3 interests outstanding)
       Capital contributions, net of offering costs                  39,358,468     39,358,468
       Cumulative net income                                         17,734,684     16,454,337
       Cumulative cash distributions                                (37,755,268)   (34,555,268)
       Reallocation of former general partners' deficit capital        (840,229)      (840,229)
                                                                   ------------   ------------

                                                                     18,497,655     20,417,308
                                                                   ------------   ------------

          Total partners' capital                                    18,567,228     20,479,121
                                                                   ------------   ------------

          Total liabilities and partners' capital                  $ 18,950,460   $ 20,894,198
                                                                   ============   ============

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                           Three Months Ended            Six Months Ended
                                                           ------------------            ----------------
                                                                 June 30,                    June 30,
                                                           ------------------            ----------------

                                                            1998         1997           1998            1997
                                                          --------     --------      ----------      ----------
REVENUES:
Rental income(Note 5)                                     $663,970     $704,344      $1,338,290      $1,465,676
   Interest income on direct financing leases                    0        2,877               0           6,103
   Other interest income                                    36,235       19,188          75,073          37,202
   Recovery of amount previously written off                 9,465            0          22,085           2,221
   Other income                                             12,277       23,182          25,613          35,197
   Gain on disposal of assets                                    0            0         556,227          72,256
                                                          --------     --------      ----------      ----------
                                                           721,947      749,591       2,017,288       1,618,655
                                                          --------     --------      ----------      ----------

EXPENSES:
   Partnership management fees                             45,231       44,520          89,988          88,092
   Disposition fees                                             0            0          66,000          37,166
   Restoration fees                                             0            0               0              89
   Appraisal fees                                           2,175            0          58,325           4,597
   Insurance                                                5,793        6,592          11,586          13,716
   General and administrative                              40,114       41,421          74,702          72,165
   Advisory Board fees and expenses                         3,917        2,600           8,075           6,688
   Environmental Inspections                               49,500            0          49,500               0
   Ground lease payments (Note 3)                          31,304       31,083          63,797          62,868
   Expenses incurred due to default by lessee               1,345        1,722             334           3,878
   Professional services                                   45,175       22,968          87,782          50,767
   Professional services related to investigation             697        9,875           1,111          27,094
   Depreciation                                           102,385      115,166         208,182         238,501
   Amortization                                             2,313        1,163           4,626           6,860
                                                         --------     --------      ----------      ----------
                                                          329,949      277,110         724,008         612,481
                                                         --------     --------      ----------      ----------

NET INCOME                                               $391,998     $472,481      $1,293,280      $1,006,174
                                                         ========     ========      ==========      ==========

NET INCOME - CURRENT GENERAL PARTNER                       $3,920       $4,725         $12,933         $10,062
NET INCOME - LIMITED PARTNERS                             388,078      467,756       1,280,347         996,112
                                                         --------     --------      ----------      ----------

                                                         $391,998     $472,481      $1,293,280      $1,006,174
                                                         ========     ========      ==========      ==========

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP                                                 $8.39       $10.11          $27.67          $21.52
   INTEREST, based on 46,280.3 Interests outstanding        =====       ======          ======          ======

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                    1998          1997
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 1,293,280   $ 1,006,174
   Adjustments to reconcile net income to net
     cash provided by operating activities -
          Depreciation and amortization                                              212,808       245,361
          Recovery of amounts previously written off                                 (22,085)       (2,221)
          Net (gain) on disposal of assets                                          (556,227)      (72,256)
          Interest applied to Indemnification Trust account                           (8,179)       (7,574)
          (Increase)/Decrease in rents and other receivables                          92,455       (30,623)
          Withdrawals/(Deposits) for payment of real estate taxes                     (1,767)       93,694
          Decrease in prepaids                                                        11,587        13,716
          Decrease in deferred rent receivable                                        37,091         1,276
          (Decrease) in due to current General Partner                                  (942)      (83,737)
          Increase/(Decrease) in accounts payable and other                           15,752       (10,438)
          Increase/(Decrease) in security deposits                                   (38,675)       55,380
          Increase/(Decrease) in real estate taxes payable                             3,916       (48,963)
          Increase (Decrease) in unearned rental income                              (11,896)       59,951
                                                                                 -----------   -----------
              Net cash from operating activities                                   1,027,118     1,219,740
                                                                                 -----------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Principal payments received on direct financing leases                             22,086        13,630
   Principal payments received on notes receivable                                    24,934         8,178
   Investment in leasing commissions                                                 (13,976)            0
   Proceeds from sale of investment properties                                     1,665,625     1,461,182
   Recoveries from former affiliates                                                       0         2,221
                                                                                 -----------   -----------
              Net cash from investing activities                                   1,698,669     1,485,211
                                                                                 -----------   -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                         (3,200,000)   (3,000,000)
   Cash distributions to current General Partner                                      (5,173)       (4,025)
                                                                                 -----------   -----------
              Net cash (used in) financing activities                             (3,205,173)   (3,004,025)
                                                                                 -----------   -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (479,386)     (299,074)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,438,534     1,444,326
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   959,148   $ 1,145,252
                                                                                 ===========   ===========



        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998, and the results of operations for the three and six-month periods ended June 30, 1998, and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 1998, the Partnership owned 30 properties with specialty leasehold improvements in 12 of these properties.

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

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,400,000, of which approximately $6,241,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1998. The 9% interest accrued as of June 30, 1998, amounted to approximately $2,719,000 and is not reflected in the accompanying income statement. As of December 31, 1997, approximately $5,969,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1998, the Partnership owned 27 fully constructed fast-food restaurants, a check cashing store, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four
(4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Cash-A-Check store, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 30 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At June 30, 1998, one of the Partnership's properties was unoccupied. During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that it had vacated the property in Twin Falls, North Dakota. The tenant continues to make rental payments, however the remaining deferred rental income and equipment lease balances were written off during 1997, due to uncertainty regarding their collectibility.

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

The lease on one of the Partnership's Denny's properties expired on May 31, 1998. At that time the tenant vacated the property, and Management is currently marketing the property for lease to a new Denny's operator.

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

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The Partnership is not liable for the environmental contamination.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the six-month periods ended June 30, 1998 and 1997 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     June 30, 1998   June 30, 1997
-----------------------                     --------------  --------------
Management fees                                   $ 89,988        $ 88,092
Disposition fees                                    66,000          37,166
Restoration fees                                         0              89
Overhead allowance                                   7,260           7,183
Reimbursement for out-of-pocket expenses            18,371          11,021
Cash distribution                                    5,173           4,025
                                                  --------        --------
                                                  $186,792        $147,576
                                                  ========        ========

7.  CONTINGENT LIABILITIES:
    -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1998, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1998. Funds are invested in U.S. Treasury securities. In addition, $62,932 of earnings have been credited to the Trust as of June 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of June 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,315,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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

12.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1998, the Partnership made distributions to the Limited Partners for the Second Quarter of 1998 of $375,000 amounting to approximately $8.10 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $24,747,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management entered into a lease agreement for the property beginning on January 1, 1998 for a Red Apple Restaurant. Red Apple Restaurant vacated the property on May 24, 1998 without notification to Management. Management is currently pursuing any and all remedies available to the Partnership under Iowa law.

During the First Quarter of 1997, DenAmerica, the tenant of the Partnership's Denny's restaurants, notified the Partnership that is had vacated the property in Twin Falls, North Dakota. The tenant continues to make rental payments, however the remaining deferred rental income and equipment lease balances were written off at December 31, 1997, due to uncertainty regarding their collectibility.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated option to purchase three (3) of their properties during the First Quarter of 1997, resulting in a net gain of approximately $72,000.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The Partnership is not liable for the environmental contamination.

A land easement was granted to the State of Arizona Salt River Project Agricultural Improvement and Power District on a portion of the land at one of the Denny's properties in exchange for a payment to the Partnership of $29,000.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $972,000 at June 30, 1998, compared to $1,450,000 at December 31, 1997. The Partnership designated cash of $375,000 to fund the Second Quarter 1998 distributions to Limited Partners, $340,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

DUE FROM FORMER AFFILIATES AND ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM
---------------------------------------------------------------------------
FORMER AFFILIATES
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,499,000 at June 30, 1998. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,470,000 at December 31, 1997, to $4,742,000 at June 30, 1998, and includes $2,719,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

LIABILITIES
-----------

Accounts payable and accrued expenses at June 30, 1998, in the amount of $86,000, primarily represented the accrual of legal and auditing fees, but also included accruals for environmental inspections being performed on all of the Partnership's properties.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $3,200,000 and $5,173 respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 1998 distribution of $375,000 was paid to the Limited Partners on August 15, 1998.

RESULTS OF OPERATIONS:
----------------------

The Partnership reported net income for the quarter ended June 30, 1998, in the amount of $392,000 compared to net income for the quarter ended June 30, 1997, of $472,000. For the six months ended June 30, 1998 and 1997, net income totaled $1,293,000 and $1,006,000, respectively.

REVENUES
--------

Total revenues were $722,000 and $750,000, for the quarters ended June 30, 1998 and 1997, respectively, and were $2,017,000 and $1,619,000 for the six months ended June 30, 1998 and 1997, respectively. The 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant. During 1997, a net gain of $72,000 was recorded on the sale of three Hardee's properties to the tenant.

Total revenues should approximate $3,000,000 annually or $750,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the quarters ended June 30, 1998 and 1997, cash expenses amounted to approximately 31% and 21%, of total revenues, respectively. For the six months ended June 30, 1998 and 1997, cash expenses totaled 25% and 23%, respectively. Total expenses, including non-cash items, amounted to approximately 46% and 37%, of total revenues for the quarters ended June 30, 1998 and 1997, respectively and totaled 36% and 38% for the six months ended June 30, 1998 and 1997, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties. Fees incurred during 1997 were a result of the sale of three Hardee's properties. Appraisal fees totaling $58,000 and environmental inspections of $50,000 were incurred during 1998 for the Partnership's properties.

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

ITEMS 2-3.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

As outlined in the consent statement to Limited Partners dated April 24, 1998 (the "Consent Statement"), The Provo Group, Inc. ("General Partner") has solicited on behalf of DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), the consent of the Limited Partners to sell the Partnership's remaining properties and to liquidate the Partnership. Pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Limited Partners holding more than 50% of the Partnership's interests ("Units") are required to approve the liquidation. As of May 31, 1998, the last day in which Limited Partners' responses could be counted, the Partnership had received the following votes:


           VOTE                          UNITS          PERCENT OF
                                                          TOTAL
           For                         29,774.54          64.335%

           Against                        675.90           1.460%

           Abstain                        676.70           1.462%

           No Vote Received            15,153.16          32.743%
                                       ---------          ------

           Total:                      46,280.30          100.00%
                                       =========          ======

Reference is made to the definitive Consent Statement filed with the Securities and Exchange Commission on April 27, 1998.

Item 5.

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 1998, regarding the Second Quarter 1998 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed one report on Form 8-K dated June 5, 1998 during the second quarter of fiscal year 1998.

(c)  27    Financial data schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    ___________________________________
       Bruce A. Provo, President


Date:  August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    _________________________________________________
       Bruce A. Provo, President


Date:  August 14, 1998



By:    _________________________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  August 14, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1998



By:    /s/Kristin J. Atkinson
       ------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1998