Form 10-Q
period 1998-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1998-11-12
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                    ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _________________

                        Commission file number  0-20253

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               Wisconsin                                   39-1660958
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            101 W. 11th St., Suite 1110, Kansas City, Missouri 64105 (Address of principal executive offices, including zip code)

                                 (816) 421-7444
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                         ------     ------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                     ASSETS


                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                            $ 1,553,680    $ 2,030,982
     Buildings and improvements                        2,650,334      3,309,464
     Accumulated depreciation                           (692,805)      (761,861)
                                                     -----------    -----------
         Net investment properties                     3,511,209      4,578,585
                                                     -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                           229,032        595,420
     Cash held in Indemnification Trust (Note 8)         303,601        290,662
     Rents and other receivables                               0         23,062
     Deferred rent receivable                             21,197         31,029
     Deferred fees                                        20,185         21,524
     Prepaid assets                                          365          3,649
                                                     -----------    -----------
         Total other assets                              574,380        965,346
                                                     -----------    -----------
DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates        1,734,417      1,734,417
     Allowance for uncollectible amounts due from
      former affiliates                               (1,734,417)    (1,734,417)
     Restoration cost receivable                       5,662,696      5,181,441
     Allowance for uncollectible restoration
      receivable                                      (5,662,696)    (5,181,441)
                                                     -----------    -----------
         Due from former affiliates, net                       0              0
                                                     -----------    -----------
         Total Assets                                $ 4,085,589    $ 5,543,931
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------



                                                    (Unaudited)
                                                   September 30,    December 31,
                                                       1998             1997
                                                   -------------    ------------
LIABILITIES:
   Accounts payable and accrued expenses           $     25,455     $    25,331
   Due to current General Partner                            84           1,395
   Security deposits                                     16,635          36,819
   Unearned rental income                                27,254          42,254
                                                   ------------     -----------
     Total liabilities                                   69,428         105,799
                                                   ------------     -----------
CONTINGENT LIABILITIES:  (Note 7)

PARTNER'S CAPITAL:  (Notes 1, 4 and 11)
Current General Partner -
   Cumulative net income (loss)                          18,186          15,445
   Cumulative cash distributions                         (7,736)         (6,640)
                                                   ------------     -----------

                                                         10,450           8,805
                                                   ------------     -----------

Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs      14,408,872      14,408,872
   Cumulative net income (loss)                          45,314        (226,070)
   Cumulative cash distributions                    (10,182,984)     (8,487,984)
   Reallocation of former general partners'
     deficit capital                                   (265,491)       (265,491)
                                                   ------------     -----------
                                                      4,005,711       5,429,327
                                                   ------------     -----------
          Total partners' capital                     4,016,161       5,438,132
                                                   ------------     -----------
          Total liabilities and partners' capital  $  4,085,589     $ 5,543,931
                                                   ============     ===========

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                       ---------------------       ---------------------
                                                         1998         1997           1998         1997
                                                       --------     --------       --------     --------
REVENUES:
     Rental income                                     $ 95,308     $134,359       $304,514     $452,746
     Interest income on direct financing leases               0            0              0        1,708
     Interest income                                      7,233        9,755         34,360       23,850
     Other income                                             0          250             42          631
     Gain on sale of assets                                   0        7,585        238,698        7,585
     Recovery of amounts previously written off              52           53             52       11,063
                                                       --------     --------       --------     --------

                                                        102,593      152,002        577,666      497,583
                                                       --------     --------       --------     --------
EXPENSES:
     Partnership management fees                         16,215       15,960         48,475       47,540
     Restoration fees                                         0            0              0          103
     Insurance                                            1,094        1,218          3,284        3,784
     General and administrative                           5,649        6,510         32,186       32,833
     Advisory Board fees and expenses                     4,578        4,178         13,489       10,200
     Professional services                               20,881       13,611         68,300       38,180
     Professional services related to investigation         194        4,957          1,480       36,318
     Appraisals                                               0            0         13,776            0
     Environmental inspections                                0            0          8,250            0
     Land title surveys                                  11,950            0         11,950            0
     Disposition fees                                         0       12,150         37,500       12,150
     Depreciation                                        20,591       26,487         63,512       85,146
     Amortization                                           446          446          1,339        1,339
                                                       --------     --------       --------     --------
                                                         81,598       85,517        303,541      267,593
                                                       --------     --------       --------     --------
NET INCOME                                             $ 20,995     $ 66,485       $274,125     $229,990
                                                       ========     ========       ========     ========
NET INCOME - GENERAL PARTNER                           $    210     $    665       $  2,741     $  2,300
NET INCOME - LIMITED PARTNERS                            20,785       65,820        271,384      227,690
                                                       --------     --------       --------     --------
                                                       $ 20,995     $ 66,485       $274,125     $229,990
                                                       ========     ========       ========     ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests                $   1.22     $   3.85       $  15.87     $  13.31
 outstanding                                           ========     ========       ========     ========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------



                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                             1998             1997
                                                                       ---------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                            $   274,125      $   229,990
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                         64,851           86,485
          Gain on sale of assets                                              (238,698)          (7,585)
          Recovery of amounts previously written off                                 0          (11,063)
          Interest applied to Indemnification Trust Account                    (12,939)         (11,427)
          Decrease in rents, other receivables and prepaid assets               26,346            9,554
          Decrease in deferred rent receivable                                   9,832            9,499
          Deposits applied for real estate taxes                                     0           81,477
          Increase in accounts payable and accrued expenses                        124            5,250
          Decrease in security deposits                                        (20,184)          (9,450)
          (Decrease) in due to General Partner                                  (1,311)         (49,061)
          Increase/(Decrease) in unearned rental income                        (15,000)             665
          (Decrease) in real estate taxes payable                                    0          (81,217)
                                                                           -----------      -----------

               Net cash provided from operating activities                      87,146          253,117
                                                                           -----------      -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                          0           30,886
     Recoveries from former affiliates                                               0            2,571
     Proceeds from sale of assets                                            1,242,562          404,851
                                                                           -----------      -----------

               Net cash provided from investing activities                   1,242,562          438,308
                                                                           -----------      -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                      (1,096)            (920)
     Cash distributions to Limited Partners                                 (1,695,000)      (1,150,000)
                                                                           -----------      -----------

               Net cash (used in) financing activities                      (1,696,096)      (1,150,920)
                                                                           -----------      -----------
NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                (366,388)        (459,495)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               595,420        1,155,128
                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   229,032      $   695,633
                                                                           ===========      ===========


       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998, and the results of operations for the three- and nine-month periods ended September 30, 1998, and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the First Quarter of 1998, the Partnership sold its Denny's property in Sanford, Florida for $1,250,000. The sale took place in January 1998, resulting in a gain, before disposition fees of approximately $239,000.

1.   ORGANIZATION AND BASIS OF ACCOUNTING:

The Partnership was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

The Partnership initially offered two classes of Limited Partnership interests for sale: Distribution interests ("D-interests") and Retention interests ("R-interests"). Each class was offered at a price (before volume discounts) of $1,000 per interest. The Partnership offered the two classes of interests simultaneously up to an aggregate of 25,000 interests.

The minimum offering requirements for the D-interests were met and escrowed subscription funds were released to the Partnership as of July 13, 1990. The offering closed on April 23, 1992, at which point 17,102.52 D-interests had been issued, resulting in aggregate proceeds, net of discounts and offering costs, of $14,408,872.

The minimum offering requirements for R-interests were not met.   During 1991,
680.9 R-interests were converted to D-interests and were reflected as Partnership issuances in 1991.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1998, the

Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period for which the liability is incurred.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote, as defined, of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets;
(c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $2,800,000.

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,800,000, of which approximately $7,397,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1998. The 9% interest accrued as of September 30, 1998, amounted to approximately $3,294,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $6,916,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of September 30, 1998, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $239,000.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated

Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $87,897 to date on the amounts recovered, which has been offset against the 4% minimum fee.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to current book value.

4.   PARTNERSHIP AGREEMENT:

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the former general partners. The Partnership Agreement also provided that Net Cash Receipts, as defined, would be distributed 90% to the Limited Partners and 10% to the former general partners, except that distributions to the former general partners in excess of 1% in any calendar year would be subordinated to distributions to the Limited Partners in an amount equal to their Original Property Distribution Preference, as defined.

Net proceeds, as defined, were to be distributed as follows: (a) 1% to the General Partners and 99% to the Limited Partners, until distributions to the Limited Partners equal their Original Capital, as defined, plus their Original Property Liquidation Preference, as defined, and (b) the remainder 90% to the Limited Partners and 10% to the General Partners. Such distributions were to be made as soon as practicable following the sale, financing or refinancing of an original property.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by TPG. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state incomes taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined in the Partnership Agreement, was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 7.)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of "Distribution Quarter" to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner's share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the amendments were made by the General Partner without a vote of the Limited Partners.

5.   LEASES:

Lease terms for the investment properties are 20 years from their inception.
The leases provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income, except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

             Year ending
             December 31,
             ------------
                1998                                        $  409,380
                1999                                           409,380
                2000                                           409,380
                2001                                           409,380
                2002                                           409,380
             Thereafter                                      3,141,338
                                                            ----------
                                                            $5,188,238
                                                            ==========

Two (2) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 21% of total base rent in 1997.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of September 30, 1998, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the nine months ended September 30, 1998 and 1997, are as follow:

                                            Incurred as of  Incurred as of
                                             September 30,   September 30,
Current General Partner                          1998            1997
-----------------------                     --------------  --------------
Management fees                                 $48,475         $47,540
Disposition fees                                 37,500          12,150
Restoration fees                                      0             103
Cash distribution                                 1,096             920
Overhead allowance                                3,911           3,863
Reimbursement for out-of-pocket expenses          8,954           9,034
                                                -------         -------
                                                $99,936         $73,610
                                                =======         =======

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1998, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.   PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

September 30, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $53,601 has been credited to the Trust as of September 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9.   RESTORATION TRUST ACCOUNT AND EXPENSE ALLOCATIONS:

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of September 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,677,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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

10.  LITIGATION:

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 2. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

11.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $265,491. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $265,491 was reallocated to the Limited Partners.

12.  SUBSEQUENT EVENTS:

On November 15, 1998, the Partnership made a distribution to the Limited Partners for the Third Quarter 1998 of $50,000 amounting to approximately $2.92 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at September 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $240,000.

Other Assets

Cash and cash equivalents held by the Partnership, were $229,000 at September 30, 1998, compared to $595,000 at December 31, 1997. The Partnership designated cash of $50,000 to fund the Third Quarter 1998 distributions to Limited Partners; $55,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the financial statements.

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From Former Affiliates

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,734,000 at September 30, 1998 and December 31, 1997. No further material recoveries are anticipated.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $5,181,000 at December 31, 1997 to $5,663,000 at September 30, 1998, and
includes $3,294,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

Liabilities

Accounts payable and accrued expenses at September 30, 1998, in the amount of $25,000, primarily represented the accrual of legal and auditing fees.

Partners' Capital

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998, of $1,695,000 and $1,096, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1998 distribution of $50,000 was paid to the Limited Partners on November 15, 1998.

Results of Operations:

The Partnership reported net income for the quarter ended September 30, 1998, in the amount of $21,000 compared to net income for the quarter ended September 30, 1997 of $66,000. Net income for the nine months ended September 30, 1998 and 1997 totaled $274,000 and $230,000, respectively.

Revenues

Total revenues were $103,000, and $152,000, for the quarters ended September 30, 1998, and 1997, respectively and were $578,000 and $498,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in income in 1998 is attributable to a gain recognized on the sale of a Denny's property to the tenant in the amount of $239,000, partially offset by a reduction in rental income due to properties which have been sold.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the quarters ended September 30, 1998 and 1997, cash expenses amounted to approximately 59% and 39% of total revenues, respectively. For the nine months ended September 30, 1998 and 1997, cash expenses totaled 41% and 36% of total revenues, respectively. Total expenses, including non-cash items, amounted to 80% and 56% of total revenues for the quarters ended September 30, 1998 and 1997, respectively and totaled 53% and 54% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Items negatively impacting expenses during 1998 included disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, in addition to fees incurred for the appraisal, environmental inspection and survey of the Partnership properties totaling $34,000 and legal fees totaling $25,000, in relation to the proposed liquidation.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                          PART II - OTHER INFORMATION

Item 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1998, regarding the Third Quarter 1998 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date:  November 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date:  November 14, 1998



By:  __________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 14, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/ Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  November 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/ Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  November 14, 1998



By:  /s/ Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 14, 1998