Form 10-K405
period 1998-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1999-03-29
CIK 825788

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from__________________to________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                   Index to Exhibits located on page: 32 - 33
                                                      -------

                                     PART I
Item 1.  Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the "Partnership Agreement"). As of December 31, 1998, the Partnership consisted of one General Partner and 2,608 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include an auto tag agency, a video rental store and a child care center. At December 31, 1998, the Partnership owned 29 properties with specialty leasehold improvements in 12 of these properties, as more fully discussed in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer has been identified for the Partnership's assets, and Management will continue normal operations for the foreseeable future.

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

The Permanent Manager Agreement

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The three person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, Steven Carson of First Albany Corporation; and a Limited Partner from each of the two remaining Partnerships: Richard Otte from the Partnership, and Albert Gerritz from DiVall 3. For a brief description of each Advisory Board member, refer to
Item 10, Directors and Executive Officers of the Registrant.

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1998:

                                                                                                         Lease
Acquisi-      Property Name                                             Purchase         Rental Per      Expiration    Renewal
tion Date     & Address                           Lessee                Price (1)        Annum           Date          Options
---------     ---------                           ------                ---------        -----           ----          -------
03/11/88      Miami Subs                          QSR, Inc.               743,625         39,000     03-31-2016          None
              US-1 Near PGA Blvd
              Palm Beach, FL
06/15/88      Denny's                             DenAmerica, Inc.      1,087,137(2)     115,200     08-20-2009           (3)
              8801 N 7th St
              Phoenix, AZ
06/15/88      Denny's (4)                         DenAmerica, Inc.        520,126(2)      93,000     01-30-1993           (3)
              2201 W Camelback
              Phoenix, AZ
07/15/88      Hooter's                            TWI X, Inc.           1,346,719         95,000     07-14-2008          None
              7669 Grapevine Hwy
              N Richland Hills, TX
08/01/88      Hardee's                            Hardee's Food         1,091,190(2)      64,000     10-31-2001           (3)
              106 N Chicago Ave                   Systems, Inc.
              S Milwaukee, WI
08/15/88      Denny's                             First Foods, Inc.     1,155,965(2)      65,000     10-31-2007           (3)
              2360 W Northern Ave
              Phoenix, AZ
09/09/88      Red Apple Restaurant                                        660,156
              555 33rd Ave
              Cedar Rapids, IA
10/10/88      Kentucky Fried Chicken (5)          KFC National            451,230         60,000     06-30-2018          None
              1014 S St Francis Dr                Management Co.
              Santa Fe, NM
12/22/88      Wendy's                             WenSouth                596,781         76,920     12-31-2008          None
              1721 Sam Rittenburg Blvd            Orlando, Ltd.
              Charleston, SC


                                                                                                         Lease
Acquisi-      Property Name                                             Purchase         Rental Per      Expiration      Renewal
tion Date     & Address                           Lessee                Price (1)        Annum           Date            Options
---------     ---------                           ------                ---------        -----           ----            -------

12/22/88      Wendy's                             WenSouth                 649,594         86,160     12-31-2008          None
              3013 Peach Orchard Rd               Orlando, Ltd.
              Augusta, GA
12/29/88      Popeye's                            Stillman Mgmt.           580,938         77,280     12-31-2009          None
              2562 Western Ave                    Co., Inc.
              Park Forest, IL
02/21/89      Wendy's                             WenSouth                 776,344         96,780     01-31-2009          None
              1901 Whiskey Rd                     Orlando, Ltd.
              Aiken, SC
02/21/89      Wendy's                             WenSouth                 728,813         96,780     01-31-2009          None
              1730 Walton Way                     Orlando, Ltd.
              Augusta, GA
02/21/89      Wendy's                             WenSouth                 528,125         70,200     01-31-2009          None
              347 Folly Rd                        Orlando, Ltd.
              Charleston, SC
02/21/89      Wendy's                             WenSouth                 580,938         77,280     01-31-2009          None
              361 Hwy 17 Bypass                   Orlando, Ltd.
              Mount Pleasant, SC
03/14/89      Wendy's                             WenSouth                 633,750         90,480     01-31-2009          None
              1004 Richland Ave                   Orlando, Ltd.
              Aiken, SC
04/20/89      Hostetlers, BBQ                     Hickory Park, Inc.       897,813(2)      55,584     12-31-2002           (3)
              4875 Merle Hay
              Des Moines, IA
04/28/89      Hardee's                            Hardee's Food            686,563         64,000     04-30-2009          None
              1570 E Sumner St                    Systems, Inc.
              Hartford, WI
10/18/89      Hardee's                            Hardee's Food          1,421,983(2)      76,000     04-30-2009          None
              4000 S 27th St                      Systems, Inc.
              Milwaukee, WI
12/28/89      Village Inn                         Columbia VI,             845,000(2)      84,000     11-30-2009          None
              2451 Columbia Rd                     L.L.C.
              Grand Forks, ND
12/29/89      Wendy's                             WenSouth                 660,156         87,780     12-31-2009          None
              1717 Martintown Rd                  Orlando, Ltd.
              N Augusta, SC
12/29/89      Wendy's                             WenSouth                 580,938         77,280     12-31-2009          None
              1515 Savannah Hwy                   Orlando, Ltd.
              Charleston, SC
12/29/89      Wendy's                             WenSouth                 633,750         84,120     12-31-2009          None
              3869 Washington Rd                  Orlando, Ltd.
              Martinez, GA
01/01/90      Sunrise Preschool                   Sunrise                1,182,735(2)     127,920     05-31-2009          None
              4111 E Ray Rd                       Preschools, Inc.
              Phoenix, AZ
01/05/90      Hardee's                            Hardee's Food          1,140,236(2)      88,000     11-30-2009          None
              20 N Pioneer Rd                     Systems, Inc.
              Fond du lac, WI




                                                                                                             Lease
Acquisi-      Property Name                                             Purchase           Rental Per      Expiration     Renewal
tion Date     & Address                           Lessee                Price (1)            Annum           Date         Options
---------     ---------                           ------                ---------            -----           ----         -------
01/31/90      Blockbuster Video                   Blockbuster               646,425         100,554     01-31-2001           (3)
              336 E 12th St                       Videos, Inc.
              Ogden, UT
03/21/90      Denny's                             DenAmerica, Inc.        1,179,501(2)       83,200     04-30-2012           (3)
              688 N Blue Lakes Blvd
              Twin Falls, ID
05/02/90      Denny's (4)                                                   514,259(2)
              3752 E Ind School
              Phoenix, AZ
05/31/90      Applebee's                          Thomas & King,                                        10-31-2009          None
              2770 Brice Rd                       Inc.                    1,434,434(2)      135,780
              Columbus, OH
                                                                        $23,955,224      $2,267,298
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

In connection with the proposed liquidation of the Partnership during 1998, Management received appraisals on each of the Properties. Six of the Properties were written down to their estimated net realizable values, based on the appraisal amounts received. The write-downs approximated $685,000.

During the Fourth Quarter of 1998, the tenant of the Cash-A-Check store in Hallandale, Florida, exercised their option to purchase the property for $325,000.

The two Florida Denny's properties were sold to the tenant, Cypress Restaurants, Inc., during January 1998 for a total of $2,200,000, resulting in a gain of $556,000. Environmental contamination from an adjacent property was detected on the Daytona Beach property. Therefore, the Partnership accepted a note for $550,000 of the sale price to be paid in full in six months, when permanent financing could be arranged once the environmental issues were addressed. The note was repaid in full during the Third Quarter of 1998. The Partnership is not liable for the environmental contamination.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off, because the tenant could not be located. Management is currently marketing the property for lease to a new tenant.

The tenant of the Hostetler's Barbeque in Des Moines, Iowa, vacated the property during 1998 and has leased the property to a sub-tenant. The tenant continues to make rental payments as required under the lease.

DenAmerica, Inc., the tenant of the Denny's restaurant in Twin Falls, Idaho, has vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off, due to uncertainty regarding their collectibility. However, the amounts due during 1998 have been collected. DenAmerica re-leased the property to a sub-tenant during the Fourth Quarter of 1998. DenAmerica remains liable to the Partnership for all amounts due under the lease.

DenAmerica did not renew its lease on the Denny's property in Phoenix, Arizona, when it expired on May 31, 1998. Management is currently marketing the property for lease to a new tenant.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Related Stockholder Matters

(a) Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b) As of December 31, 1998 there were 2,608 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership
         Agreement.   During   1998  and  1997,   $4,585,000   and   $4,600,000,
         respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $8,838 and $8,736 in 1998 and 1997, respectively.

Item 6. Selected Financial Data

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                        (a Wisconsin limited partnership)

                  December 31, 1998, 1997, 1996, 1995, and 1994
                  (not covered by Independent Auditor's Report)


                                     1998               1997               1996               1995             1994
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Total Revenue                         $3,622,550         $3,448,300         $5,316,853        $3,932,498        $4,190,932
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Net Income                             1,524,131          2,183,977          3,277,512         1,782,105         2,158,283
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Net Income per
Limited Partner
Interest                                   32.60              46.72              70.11             38.12             46.17
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Total Assets                          17,693,852         20,894,198         23,379,356        27,134,604        29,455,349
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Total Partners' Capital               17,409,414         20,479,121         22,903,880        26,464,478        28,117,453
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------
Cash Distributions per
Limited Partnership
Interest                                   99.07              99.39             147.47             74.11             68.68
----------------------------- ------------------  -----------------  -----------------  ---------------- -----------------


The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at December 31, 1998, were originally purchased at a price, including acquisition costs, of approximately $23,955,000.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. Management is currently marketing the property for lease to a new tenant.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000, respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues were resolved. The sale of the properties took place in January 1998, and resulted in a gain of $556,000. The note was repaid in full during the Third Quarter of 1998.

During the Fourth Quarter of 1998, the tenant of the Cash-A-Check store in Hallandale, Florida, exercised their option to purchase the property for $325,000.

DenAmerica, Inc., the tenant of the Denny's restaurant in Twin Falls, Idaho, vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off, due to uncertainty regarding their collectibility. However, all amounts due under the lease have been paid to date. DenAmerica sublet the property to Fiesta Time during 1998, but remains liable to the Partnership for all amounts due under the lease.

One of the Denny's properties in Phoenix, Arizona is currently vacant. The lease expired on May 31, 1998, and the tenant did not renew. Management is pursuing other possible tenants for the property.

The tenant of the Hostetler's Barbeque in Des Moines, Iowa vacated the property during 1998 and has leased the property to a sub-tenant. The tenant continues to make rental payments as required under the lease.

Other Assets

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, was approximately $1,260,000 at December 31, 1998, compared to $1,450,000 at December 31, 1997. The Partnership designated cash of $825,000 to fund the Fourth Quarter 1998 distributions to Limited Partners paid in February 1999, $182,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities

Accounts payable and accrued expenses at December 31, 1998, in the amount of $45,000, primarily represented the year-end accruals of legal and auditing fees.

Due to the Current General Partner amounted to $3,000 at December 31, 1998, representing the General Partner's portion of the Fourth Quarter distribution.

Real estate taxes payable increased from $58,000 at December 31, 1997 to $73,000 at December 31, 1998, primarily due to the accrual of real estate taxes for properties which became vacant during the year.

Partners' Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to
Note 9 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $4,585,000 and $8,838, respectively, have also been in accordance with the Partnership Agreement. The Fourth Quarter 1998 distribution of $825,000 was paid to the Limited Partners on February 15, 1999.

Results of Operations:

The Partnership reported net income for the year ended December 31, 1998, in the amount of $1,524,000 compared to net income for the years ended December 31, 1997 and 1996, of $2,184,000 and $3,278,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, tenant defaults, non-cash write-offs, property write-downs, real estate taxes on vacant properties, and property valuation costs. Results were also impacted by gains on the sales of properties and the reversal of a portion of the former general partner receivable write-off. The costs associated with the misappropriation decreased significantly during 1997 and 1998 as the recovery efforts have wound down.

Revenues

Total revenues were $3,623,000, $3,448,000, and $5,317,000, for the years ended December 31, 1998, 1997, and 1996, respectively. A decrease in fixed rents resulted from tenant turnover, property sales, and modified leases. The unusually high revenues in 1996 were primarily a result of a $930,000 gain on the sale of two Applebee's restaurants, and an $864,000 recovery for a portion of the former general partner receivable which had previously been written-off due to recoveries received in excess of original estimates. During 1997, a $106,000 gain was recognized on the sales of four Hardee's restaurants and a $245,000 recovery was recorded. During 1998, gains totaling $639,000 were recorded on the sales of two Denny's restaurants and a Cash-A-Check store. Recoveries of receivables which had been previously written off totaled $41,000 during 1998.

Total revenues should approximate $2,700,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 1998, 1997, and 1996, cash expenses amounted to approximately 24%, 19%, and 25%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 58%, 37% and 38%, of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, non-cash write-offs, property write-downs, real estate taxes and equipment losses. In addition, during 1998, the Partnership incurred legal fees, appraisal fees, and fees for land title surveys and environmental inspections in connection with the proposed liquidation of the Partnership.

Charge-offs of uncollectible rent, losses on equipment leases, write-downs of property to their estimated net realizable values, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $123,000, $67,000, and $0 at December 31, 1998, 1997, and 1996, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. The 1997 write-off is primarily a result of an allowance recorded for deferred rent on the Denny's in Twin Falls, Idaho. The tenant of the property, DenAmerica, Inc., has vacated the property and future collectibility was uncertain. However, the tenant has continued to make all required rent payments. The 1998 write-off related to certain unpaid rent and notes receivable from DenAmerica.

During 1998, six properties were written down to their appraised value, resulting in a non-cash charge of $685,000. During 1996, two Hardee's properties were written down to their estimated net realizable values based on purchase option prices granted to the tenant of the properties.

During 1997, remaining equipment lease payments of $61,000 on the Twin Falls, Idaho, lease were written off. The tenant had vacated the property and future collectibility was uncertain. However, the tenant continued to make the required payments during 1998, which were recorded as recoveries of amounts previously written-off. Equipment lease terminations created losses during 1996, in the amount of $95,000. The equipment leases were terminated by the tenant of eight
(8) Hardee's restaurants which had been experiencing sales difficulties.

Disposition fees were incurred during 1996 as a result of the sale of two of the Partnership's Applebee's properties. Fees incurred during 1997 were a result of the sales of four Hardee's properties. Fees incurred during 1998 were a result of the sales of two Denny's properties and the Cash-A-Check property to the tenants.

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 13% of rental income for 1998. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000:

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and any cots to make the software Year 2000 compliant will be borne by the third parties. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership does plan to evaluate the efforts of its tenants to prepare for the Year 2000.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8. Financial Statements and Supplementary Data


             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        (a Wisconsin limited partnership)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Report of Independent Public Accountants ..........................    13

Balance Sheets, December 31, 1998 and 1997 ........................    14 - 15

Statements of Income for the Years
Ended December 31, 1998, 1997, and 1996 ...........................    16

Statements of Partners' Capital for the
Years Ended December 31, 1998, 1997, and 1996......................    17

Statements of Cash Flows for the Years
Ended December 31, 1998, 1997, and 1996 ...........................    18 - 19

Notes to Financial Statements .....................................    20 - 28

Schedule III--Real Estate and Accumulated
Depreciation ......................................................    34 - 35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Partners of
Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership(the Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Chicago, Illinois
February 18, 1999

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


                                BALANCE SHEETS

                          December 31, 1998 and 1997

                                    ASSETS




                                                                         December 31,      December 31,
                                                                             1998             1997
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)

         Land                                                            $  7,406,721     $  8,330,982
         Buildings                                                         12,736,444       14,930,273
         Equipment                                                            707,378          707,378
         Accumulated depreciation                                          (5,356,448)      (5,472,407)
                                                                         ------------     ------------

                  Net investment properties and equipment                  15,494,095       18,496,226
                                                                         ------------     ------------

OTHER ASSETS:

         Cash and cash equivalents                                          1,256,165        1,438,534
         Cash restricted for real estate taxes                                  4,404           11,251
         Cash held in Indemnification Trust (Note 8)                          321,207          304,753
         Rents and other receivables (Net of allowance of $41,475
                in 1998)                                                      369,715          285,163
         Deferred rent receivable                                             134,899          182,770
         Prepaid insurance                                                     19,892           19,341
            Deferred charges                                                   91,158           86,434
         Unsecured notes receivable from lessees (Net of allowance of
                 $136,863 in 1998 and $136,335 in 1997)                         2,317           69,726
                                                                         ------------     ------------

                  Total other assets                                        2,199,757        2,397,972
                                                                         ------------     ------------

                  Total assets                                           $ 17,693,852     $ 20,894,198
                                                                                          ===========              ===========



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1998 and 1997

                       LIABILITIES AND PARTNERS' CAPITAL




                                                                              December 31,     December 31,
                                                                                  1998             1997
LIABILITIES:
         Accounts payable and accrued expenses                                $     45,050     $     69,837
         Due to current General Partner                                              2,723            2,510
         Security deposits                                                         102,017          153,112
         Unearned rental income                                                     61,179          131,263
         Real estate taxes payable                                                  73,469           58,355
                                                                              ------------     ------------

                              Total liabilities                                    284,438          415,077
                                                                              ------------     ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
                  Cumulative net income                                            117,145          101,904
                  Cumulative cash distributions                                    (48,929)         (40,091)
                                                                              ------------     ------------
                                                                                    68,216           61,813
                                                                              ------------     ------------
         Limited Partners (46,280.3 interests outstanding)
                  Capital contributions, net of offering costs                  39,358,468       39,358,468
                  Cumulative net income                                         17,963,227       16,454,337
                  Cumulative cash distributions                                (39,140,268)     (34,555,268)
                  Reallocation of former general partners' deficit capital        (840,229)        (840,229)
                                                                              ------------     ------------

                                                                                17,341,198       20,417,308
                                                                              ------------     ------------

                           Total partners' capital                              17,409,414       20,479,121
                                                                              ------------     ------------

                           Total liabilities and partners' capital            $ 17,693,852     $ 20,894,198
                                                                              ============     ============





       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1997, and 1996



                                                                        1998           1997           1996
                                                                     -----------    -----------    -----------
REVENUES:
        Rental income (Note 5)                                       $ 2,764,028    $ 2,951,174    $ 3,262,082
        Interest income on direct financing leases                             0         10,384         57,028
        Other interest income                                            123,478         73,223         98,393
        Net other income                                                  55,142         63,349        105,710
        Recovery of amount previously written off (Note 2)                41,015        244,561        863,643
        Net gain on disposal of assets                                   638,887        105,609        929,997
                                                                     -----------    -----------    -----------
                                                                       3,622,550      3,448,300      5,316,853
                                                                     -----------    -----------    -----------
EXPENSES:
        Partnership management fees (Note 6)                             180,450        167,350        202,587
        Disposition fees (Note 6)                                         75,750         52,166         66,750
        Disposition fees - Restoration (Note 6)                                0              0         20,550
        Restoration fees (Note 6)                                              0          9,782         33,408
        Appraisal fees                                                    58,575          6,410          2,268
        Environmental inspections                                         48,250              0              0
        Land title surveys                                                66,150              0              0
        Insurance                                                         23,319         26,130         36,594
        General and administrative                                       108,569        107,992        125,634
        Advisory Board fees and expenses                                  15,766         14,018         16,703
        Interest                                                               0              0          3,551
        Real estate taxes                                                  9,323         12,172           (880)
        Ground lease payments (Note 3)                                   126,541        125,209        123,921
        Expenses incurred due to default by lessee                         3,403          8,398          7,220
        Professional services                                            150,639         99,481        141,073
        Professional services related to Investigation                     1,279         32,618        526,210
        Loss on equipment lease                                                0         61,404         95,246
        Depreciation                                                     412,950        464,596        511,650
        Amortization                                                       9,252          9,186            804
        Provision for uncollectible rents and other receivables          122,860         67,411              0
        Write down of properties to net realizable value (Note 3)        685,343              0        126,052
                                                                     -----------    -----------    -----------
                                                                       2,098,419      1,264,323      2,039,341
                                                                     -----------    -----------    -----------

NET INCOME                                                           $ 1,524,131    $ 2,183,977    $ 3,277,512
                                                                     ===========    ===========    ===========

NET INCOME - CURRENT GENERAL PARTNER                                      15,241         21,840         32,775

NET INCOME  - LIMITED PARTNERS                                         1,508,890      2,162,137      3,244,737
                                                                     -----------    -----------    -----------
                                                                     $ 1,524,131    $ 2,183,977    $ 3,277,512
                                                                     -----------    ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                  $     32.60    $     46.72    $     70.11
                                                                     ===========    ===========    ===========




       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1998, 1997 and 1996


                                   Current General Partner                                Limited Partners
                             ----------------------------------  ------------------------------------------------------------------
                                                                   Capital
                             Cumulative  Cumulative              Contributions,              Cumulative
                                 Net       Cash                     Net of       Cumulative     Cash
                               Income  Distributions     Total   Offering Costs  Net Income  Distribution  Reallocation    Total
                               ------  -------------   --------  --------------  ----------  ------------  ------------ -----------
BALANCE AT DECEMBER 31, 1995  $ 47,289   $(18,245)     $ 29,044   $39,358,468   $11,047,463  $(23,130,268)  $(840,229)  $26,435,434

Cash Distributions
  ($147.47 per limited
    partnership interest)                 (13,110)      (13,110)                               (6,825,000)               (6,825,000)
Net Income                      32,775                   32,775                   3,244,737                               3,244,737
                              --------   --------      --------   -----------   -----------  ------------   ---------   -----------
BALANCE AT DECEMBER 31, 1996  $ 80,064   $(31,355)     $ 48,709   $39,358,468   $14,292,200  $(29,955,268)  $(840,229)  $22,855,171

Cash Distributions
  ($99.39 per limited
    partnership interest)                  (8,736)       (8,736)                               (4,600,000)               (4,600,000)
Net Income                      21,840                   21,840                   2,162,137                               2,162,137
                              --------   --------      --------   -----------   -----------  ------------   ---------   -----------
BALANCE AT DECEMBER 31, 1997  $101,904   $(40,091)     $ 61,813   $39,358,468   $16,454,337  $(34,555,268)  $(840,229)  $20,417,308

Cash Distributions
  ($99.07 per limited
    partnership interest)                  (8,838)       (8,838)                               (4,585,000)               (4,585,000)
Net Income                      15,241                   15,241                   1,508,890                               1,508,890
                              --------   --------      --------   -----------   -----------  ------------   ---------   -----------
BALANCE AT DECEMBER 31, 1998  $117,145   $(48,929)     $ 68,216   $39,358,468   $17,963,227  $(39,140,268)  $(840,229)  $17,341,198
                              ========   ========      ========   ===========   ===========  ============   =========   ===========

The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997, and 1996


                                                                                 1998              1997              1996
                                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                            $ 1,524,131       $ 2,183,977       $ 3,277,512
       Adjustments to reconcile net income to net
            cash provided by operating activities -
                Depreciation and amortization                                    422,202           473,782           512,454
                Recovery of amount previously written off                        (41,015)         (244,561)         (863,643)
                Provision for uncollectible rents and other receivables          122,860            67,411                 0
                Property write downs to net realizable value                     685,343                 0           126,052
                Net (gain) on disposal of assets                                (638,887)         (105,609)         (929,997)
                Loss on equipment leases                                               0            61,404            95,246
                Interest applied to Indemnification Trust account                (16,454)          (15,116)          (14,406)
                (Increase) Decrease in rents and other receivables              (207,412)          (67,112)          203,837
                (Deposits) Withdrawals for payment of real estate taxes            6,847            99,374           (49,408)
                (Increase) Decrease in prepaids                                     (551)            2,921            (2,631)
                (Increase) Decrease in deferred rent receivable                   47,871             9,145            37,156
                Increase (Decrease) in due to current General Partner                213           (84,217)           32,611
                Increase (Decrease) in accounts payable and other                (24,787)            2,248          (199,126)
                Increase (Decrease) in security deposits                         (51,095)            8,822           (38,355)
                Increase (Decrease) in real estate taxes payable                  15,114           (60,776)           62,113
                Increase (Decrease) in unearned rental income                    (70,084)           73,524            39,674
                                                                             -----------       -----------       -----------

                         Net cash from operating activities                    1,774,296         2,405,217         2,289,089
                                                                             -----------       -----------       -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
       Principal payments received on direct financing leases                     41,015            47,422           229,294
       Proceeds from sale of investment properties                             2,542,725         1,931,182         2,990,000
       Investment in leasing commissions                                         (13,976)          (42,000)                0
       Recoveries from former G.P. affiliates                                          0           244,561         1,785,744
       Payments from affiliated partnerships                                           0                 0            96,088
       Issuance of unsecured notes                                                     0                 0           (36,288)
       Principal receipts from unsecured notes                                    67,409            16,562                 0
                                                                             -----------       -----------       -----------

                         Net cash from investing activities                    2,637,173         2,197,727         5,064,838
                                                                             -----------       -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
       Cash distributions to Limited Partners                                 (4,585,000)       (4,600,000)       (6,825,000)
       Cash distributions to current General Partner                              (8,838)           (8,736)          (13,110)
       Payments on equipment notes                                                     0                 0           (77,255)
                                                                             -----------       -----------       -----------

                         Net cash (used in) financing activities              (4,593,838)       (4,608,736)       (6,915,365)
                                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (182,369)           (5,792)          438,562

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,438,534         1,444,326         1,005,764
                                                                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 1,256,165       $ 1,438,534       $ 1,444,326
                                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                              $         0       $         0       $     3,551
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

                        DECEMBER 31, 1998, 1997 AND 1996


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 1998, the Partnership owned 29 properties with specialty leasehold improvements in 12 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.
Percentage rents are accrued throughout the year based on the tenant's actual reported year-to-date sales along with management's estimate of the tenant's sales for any remaining unreported periods during the year.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

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

Certain reclassifications have been made to the prior year financial statements to make them consistent with the current year presentation.

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership during the Second Quarter of 1998. However, a buyer was not found for the Partnership's assets, and no current liquidation or dissolution plans are in effect. Management plans to continue normal operations for the Partnership for the foreseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1998, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,400,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:



                                                      1998                1997                 1996
                                                      ----                ----                 ----
Net income, per statements of income               $1,524,131           $2,183,977         $3,277,512

Book to tax depreciation difference                  (32,592)             (36,811)           (35,161)
Book over tax gain from asset disposition           (506,943)            (227,315)           (98,501)
Straight line rent adjustment                          47,871               10,866             37,156
Bad debt reserve/expense                               41,475               53,666          (488,777)
Real estate tax expense                                     0                    0           (65,881)
Book valuation adjustment of real property            685,342                    0            126,052
Book valuation adjustment of equipment leases               0               65,690                  0
Other, net                                           (69,826)               73,865            215,779
                                                     --------               ------        -----------
   Net income for tax reporting
    purposes                                       $1,689,458           $2,123,938         $2,968,179
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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996 and 1997, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General

Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.       INVESTMENT PROPERTIES:

As of December 31, 1998, the Partnership owned 27 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) former Red Apple Restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one
(1) Blockbuster Video store, and one (1) Sunrise Preschool. The 29 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At December 31, 1998, three of the Partnership's properties were unoccupied.

The tenant of the Hostetler's Barbeque in Des Moines, Iowa vacated the property during 1998 and has leased the property to a sub-tenant. The tenant continues to make rental payments as required under the lease.

DenAmerica, the tenant of the Denny's restaurant in Twin Falls, Idaho, vacated the property during 1997, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off due to uncertainty regarding their collectibility. However, the amounts due during 1998 have been collected. DenAmerica re-leased the property to a sub-tenant during the Fourth Quarter of 1998. DenAmerica remains liable to the Partnership for all amounts due under the lease.

DenAmerica did not renew its lease on the Denny's property in Phoenix, Arizona when it expired on May 30, 1998. Management is currently marketing the property for lease to a new tenant.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off as uncollectible, because the tenant cannot be located. Management is currently marketing the property for lease to a new tenant.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiiliated Partnerships. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,777 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $126,000 and expire in the years 2003 and 2008.

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

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues were addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The Partnership is not liable for the environmental contamination. The note was repaid in full during the Third Quarter of 1998.

During the Fourth Quarter of 1998, the tenant of the Cash-A-Check store in Hallandale, Florida exercised their option to purchase the property for $325,000, resulting in a gain of approximately $83,000.

In connection with the proposed liquidation of the Partnership during 1998, Management received appraisals on each of the Properties. Six of the Properties were written down to their estimated net realizable values, based on the appraisal amounts received. The write-downs approximated $685,000.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

Year ending
December 31,
1999                                                      $2,196,032
2000                                                       2,211,950
2001                                                       2,112,947
2002                                                       2,056,080
2003                                                       2,014,549
Thereafter                                                12,229,389
                                                          ----------
                                                         $22,820,947


Percentage rentals included in rental income in 1998, 1997, and 1996 were $586,429, $608,915, and $578,747, respectively. The decrease in percentage rental income is a result of the sale of various properties subject to percentage rent.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 35% of total base rents for 1998.

6.       TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts incurred to the current General Partner for the years ended December 31, 1998, 1997, and 1996, are as follows:



                                         Incurred               Incurred               Incurred
                                    for the year ended     for the year ended     for the year ended
Current General Partner             December 31, 1998       December 31, 1997      December 31, 1996
-----------------------             -----------------       -----------------      -----------------

Management fees                          $180,450               $167,350               $202,587
Disposition fees                           75,750                 52,166                 66,750
Restoration fees                                0                  9,782                 33,408
Overhead allowance                         14,558                 14,367                 14,301
Leasing Commissions                        13,976                  6,000                 53,620
Reimbursement for out-of-pocket
expenses                                   28,906                 21,605                 21,781
Cash distribution                           8,838                  8,736                 13,110
                                            -----                  -----                -------
                                         $322,478               $280,006               $405,557
                                         ========               ========               ========

7.       CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1998, the Partnership may owe the current General Partner $16,296, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such a recovery level will be achieved.

8.       PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1998. Funds are invested in U.S. Treasury securities. In addition, $71,207 of earnings have been credited to the Trust as of December 31, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.      SUBSEQUENT EVENTS:

On February 15, 1999, the Partnership made distributions to the Limited Partners of $825,000 amounting to $17.83 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 3. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

         Bruce A. Provo, Age 48 - President, Founder and Director.
         Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

         Kristin J. Atkinson, Age 36 - Vice President - Finance and Administration. Ms. Atkinson joined TPG in September 1994 to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial

         Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

         Steven Carson - Self-Employed Investment Advisor. Mr. Carson's primary client concentration includes labor union, pension, and annuity funds. Mr. Carson worked for First Albany Corporation for 11 years. He began his career as a retail broker at E.F Hutton & Company and served as Vice President, Shearson American Express from 1980-1986. Mr. Carson attended Northrup University in Los Angeles, California. He has served as Board Member and President on various Civic Boards in Syracuse, New York. Mr. Carson represents the broker-dealer community.

         Richard W. Otte - Editorial Writer. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News- Sun. Mr. Otte is a Limited Partner representing DiVall 2.

         Albert Gerritz - Retired, Perinton Volunteer Ambulance Corps. Mr. Gerritz has held various offices in Finance and Administration, including President. Mr. Gerritz retired in 1986 after 36 years with Eastman Kodak Co. where he was Supervisor of Engineering Services, Research Labs. Mr. Gerritz was instrumental in identifying the need and pursuing the development of a unique research complex for Kodak, which became the case study for his consulting activities on research facilities nationwide. Mr. Gerritz also worked for forty years in the Bushnell's Basin Fire Department and served five years as Chief. Mr. Gerritz has a life membership in National Society of Professional Engineers. Mr. Gerritz is a Limited Partner representing DiVall 3.

Item 11.  Executive Compensation

The Partnership has not paid any "executive compensation" to the corporate General Partner or to the directors and officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1998, no one person or group is known by the  Partnership
to  own  beneficially  more  than  5%  of  the  outstanding   Interests  of  the
Partnership.

(b) As of December 31, 1998, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead
increased  by  1.6%   representing   the  allowable   annual  CPI   adjustments.
Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 1998 the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1998:

         The Provo Group, Inc.

         Management Fees                                            $180,450
         Disposition Fees                                             75,750
         Leasing Commissions                                          13,976
         Office Overhead Allowance                                    14,558
         Direct Cost Reimbursements                                   28,906
                                                                   ---------

         1998 Total                                                 $313,640
                                                                     =======





                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements

              The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

              Report of Independent Public Accountants

              Balance Sheets, December 31, 1998 and 1997

              Statements of Income for the Years Ended December 31, 1998, 1997, and 1996

              Statements of Partners' Capital for the Years Ended December 31, 1998, 1997, and 1996

              Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

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

     99.0     Correspondence to the Limited Partners dated February
              15,   1999   regarding   the  Fourth   Quarter   1998
              distribution.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1998.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998




                                                                                                  Gross amount at which

                                        Initial cost to Partnership                            carried at end of year (A)

                                        -----------------------------                -----------------------------------------------



                                                                          Costs

                                                          Building     capitalized

                                                            and         subsequent                    Building and

        Property           Encumbrances      Land       Improvements to acquisitions       Land       Improvements        Total

------------------------- ---------------------------- ------------------------------------------------------------- ---------------


Palm Gardens, Florida (1)        $     -    $  495,237     $  248,388           $   -      $  325,487     $  163,258      $  488,745

Phoenix, Arizona                       -       444,224        421,676               -         444,224        421,676         865,900

Phoenix, Arizona                       -             -        295,750               -               -        295,750         295,750

N. Richland Hills, Texas (2)           -       762,580        584,139               -         662,580        480,123       1,142,703

South Milwaukee, Wisconsin             -       274,749        454,064          79,219         274,749        533,283         808,032

Phoenix, Arizona (2)                   -       482,383        490,343               -         453,433        428,676         882,109

Cedar Rapids, Iowa                     -       108,125        552,031               -         108,125        552,031         660,156

Santa Fe, New Mexico                   -             -        451,230               -               -        451,230         451,230

Augusta, Georgia                       -       215,416        434,178               -         215,416        434,178         649,594

Charleston, South Carolina             -       273,619        323,162               -         273,619        323,162         596,781

Park Forest, Illinois                  -       187,900        393,038               -         187,900        393,038         580,938

Aiken, South Carolina                  -       402,549        373,795               -         402,549        373,795         776,344

Augusta, Georgia                       -       332,154        396,659               -         332,154        396,659         728,813

Mt. Pleasant, South Carolina           -       286,060        294,878               -         286,060        294,878         580,938

Charleston, South Carolina             -       273,625        254,500               -         273,625        254,500         528,125

Aiken, South Carolina                  -       178,521        455,229               -         178,521        455,229         633,750

Des Moines, Iowa (2)                   -       164,096        448,529         287,991         161,996        551,056         713,052

Hartford, Wisconsin                    -       201,603        484,960               -         201,603        484,960         686,563

Milwaukee, Wisconsin (2)               -       409,143        600,902               -         409,143        573,871         983,014

North Augusta, Georgia                 -       250,859        409,297               -         250,859        409,297         660,156

Charleston, South Carolina             -       286,068        294,870               -         286,068        294,870         580,938

Martinez, Georgia                      -       266,175        367,575               -         266,175        367,575         633,750

Grand Forks, North Dakota              -       172,701        566,674               -         172,701        566,674         739,375

Phoenix, Arizona (2)                   -             -        725,000               -               -        327,357         327,357

Phoenix, Arizona                       -       241,371        843,132               -         241,371        843,132       1,084,503

Ogden, Utah                            -       194,350        452,075               -         194,350        452,075         646,425

Fond du Lac, Wisconsin                 -       297,418        552,349               -         297,418        552,349         849,767

Twin Falls, Idaho (2)                  -       155,269        483,763          60,000         155,269        353,622         508,891

Columbus, Ohio                         -       351,325        708,141               -         351,326        708,140       1,059,466

                          ---------------------------- ------------------------------------------------------------- ---------------

                               $       0   $ 7,707,520   $ 13,360,327      $  427,210     $ 7,406,721   $ 12,736,444    $ 20,143,165

                          ============================ ============================================================= ===============



                                                                   Life on which
                                                                  depreciation in
                                                                  in latest statement
                                                                   of operations
                                                                    is computed
                              Accumulated   Date of      Date         (years)
        Property             depreciation construction acquired
-------------------------    ------------------------------------ ---------------
Palm Gardens, Florida (1)         $ 98,189     -          3/11/88      31.5
Phoenix, Arizona                   183,365     -          6/15/88      31.5
Phoenix, Arizona                   128,606     -          6/15/88      31.5
N. Richland Hills, Texas (2)       222,703     -          7/15/88      31.5
South Milwaukee, Wisconsin         201,120    1986         8/1/88      31.5
Phoenix, Arizona (2)               185,109     -          8/15/88      31.5
Cedar Rapids, Iowa                 206,331     -           9/9/88      31.5
Santa Fe, New Mexico               147,745     -         10/10/88      31.5
Augusta, Georgia                   155,771     -         12/22/88      31.5
Charleston, South Carolina         115,941     -         12/22/88      31.5
Park Forest, Illinois              141,011     -         12/22/88      31.5
Aiken, South Carolina              132,704     -          2/21/89      31.5
Augusta, Georgia                   140,821     -          2/21/89      31.5
Mt. Pleasant, South Carolina       104,687     -          2/21/89      31.5
Charleston, South Carolina          90,352     -          2/21/89      31.5
Aiken, South Carolina              161,614     -          3/14/89      31.5
Des Moines, Iowa (2)               234,052    1989         8/1/89      31.5
Hartford, Wisconsin                166,699     -          4/28/89      31.5
Milwaukee, Wisconsin (2)           206,513     -           8/2/89      31.5
North Augusta, Georgia             128,339     -         12/29/89      31.5
Charleston, South Carolina          92,459     -         12/29/89      31.5
Martinez, Georgia                  115,256     -         12/29/89      31.5
Grand Forks, North Dakota          177,686     -         12/28/89      31.5
Phoenix, Arizona (2)               162,357     -           1/1/90      31.5
Phoenix, Arizona                   264,372     -           1/1/90      31.5
Ogden, Utah                        167,102     -          1/31/90      31.5
Fond du Lac, Wisconsin             173,194     -           1/5/90      31.5
Twin Falls, Idaho (2)              158,894     -          3/21/90      31.5
Columbus, Ohio                     208,638     -           6/1/90      31.5
                             -------------
                             $   4,671,630
                             =============


(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.

(2) This property was written down to its estimated net realizable value at December 31, 1998

(A)      Represents aggregate costs for federal income tax purposes.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1998


(B) Reconciliation of "Real Estate and Accumulated Depreciation":



                                   Year Ended     Year Ended                                          Year Ended       Year Ended
                                  December 31,    December 31,                                      December 31,     December 31,
Investment in Real Estate             1998           1997              Accumulated Depreciation       1998             1997
----------------------------      -----------     -----------                                        ----------      ----------
Balance at beginning of year      $23,261,255     $25,629,957     Balance at beginning of year       $4,795,109      $4,881,162
Deletions:                                                        Additions charged to costs and
                                                                  expenses                              405,430         457,076
  Due to disposition               (2,432,747)     (2,368,702)     Deletion due to real estate
                                                                  disposition                          (528,909)       (543,129)
  Due to property write-downs        (685,343)              0
                                  -----------     -----------                                        ----------      ----------

Balance at end of year            $20,143,165     $23,261,255     Balance at end of year             $4,671,630      $4,795,109
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


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:      The Provo Group, Inc., General Partner




By:      /s/ Bruce A. Provo
         -------------------------------------------
         Bruce A. Provo, President


Date:    March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      The Provo Group, Inc., General Partner




By:      /s/ Bruce A. Provo
         -------------------------------------------
         Bruce A. Provo, President


Date:    March 26, 1999




By:      /s/ Kristin J. Atkinson
         -------------------------------------------
         Kristin J. Atkinson
         Vice President - Finance and Administration

Date:    March 26, 1999