Form 10-Q
period 1999-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1999-05-05
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1999
                                    ---------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

                     March 31, 1999 and December 31, 1998
                     ------------------------------------

                                    ASSETS

                                                     (Unaudited)
                                                      March 31,    December 31,
                                                         1999          1998
                                                     -----------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                            $ 7,388,421    $ 7,406,721
     Buildings                                        12,736,444     12,736,444
     Equipment                                           707,378        707,378
     Accumulated depreciation                         (5,450,400)    (5,356,448)
                                                     -----------    -----------

          Net investment properties and equipment     15,381,843     15,494,095
                                                     -----------    -----------


OTHER ASSETS:
     Cash and cash equivalents                         1,222,017      1,256,165
     Cash restricted for real estate taxes                     0          4,404
     Cash held in Indemnification Trust (Note 8)         324,550        321,207
     Rents and other receivables                         178,169        369,715
     Deferred rent receivable                            129,508        134,899
     Prepaid insurance                                    14,753         19,892
     Deferred charges                                     88,845         91,158
     Notes receivable from lessees                             8          2,317
                                                     -----------    -----------
          Total other assets                           1,957,850      2,199,757
                                                     -----------    -----------

          Total assets                               $17,339,693    $17,693,852
                                                     ===========    ===========


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 1999 and December 31, 1998
                     ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                     (Unaudited)
                                                                      March 31,      December 31,
                                                                        1999             1998
                                                                    ------------     ------------
LIABILITIES:
     Accounts payable and accrued expenses                          $     47,724     $     45,050
     Due to current General Partner                                        1,975            2,723
     Security deposits                                                   102,017          102,017
     Unearned rental income                                               50,143           61,179
     Real estate taxes payable                                            61,537           73,469
                                                                    ------------     ------------

          Total liabilities                                              263,396          284,438
                                                                    ------------     ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                            122,084          117,145
        Cumulative cash distributions                                    (50,904)         (48,929)
                                                                    ------------     ------------

                                                                          71,180           68,216
                                                                    ------------     ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                  39,358,468       39,358,468
        Cumulative net income                                         18,452,146       17,963,227
        Cumulative cash distributions                                (39,965,268)     (39,140,268)
        Reallocation of former general partners' deficit capital        (840,229)        (840,229)
                                                                    ------------     ------------

                                                                      17,005,117       17,341,198
                                                                    ------------     ------------

          Total partners' capital                                     17,076,297       17,409,414
                                                                    ------------     ------------

          Total liabilities and partners' capital                   $ 17,339,693     $ 17,693,852
                                                                    ============     ============



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999           1998
                                                      --------      ----------
REVENUES:
     Rental income (Note 5)                           $682,380      $  674,320
     Interest income                                    14,863          38,838
     Recovery of amount previously written off          11,783          12,620
     Other income                                       13,006          13,336
     Gain on disposal of assets                              0         556,227
                                                      --------      ----------
                                                       722,032       1,295,341
                                                      --------      ----------
EXPENSES:
     Partnership management fees (Note 6)               45,472          44,757
     Disposition fees (Note 6)                               0          66,000
     Restoration fees (Note 6)                              93               0
     Appraisal fees                                          0          56,150
     Insurance                                           5,968           5,793
     General and administrative                         14,955          34,588
     Advisory Board fees and expenses                    2,600           4,158
     Ground lease payments (Note 3)                     31,724          32,493
     Expenses incurred due to default by lessee          2,284          (1,011)
     Professional services                              28,814          42,607
     Professional services related to investigation          0             414
     Depreciation                                       93,951         105,797
     Amortization                                        2,313           2,313
                                                      --------      ----------
                                                       228,174         394,059
                                                      --------      ----------

NET INCOME                                            $493,858      $  901,282
                                                      ========      ==========
NET INCOME - CURRENT GENERAL PARTNER                  $  4,939      $    9,013
NET INCOME - LIMITED PARTNERS                          488,919         892,269
                                                      --------      ----------

                                                      $493,858      $  901,282
                                                      ========      ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests               $  10.56      $    19.28
   outstanding                                        ========      ==========



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  493,858      $  901,282
     Adjustments to reconcile net income to net
        cash provided by operating activities -
               Depreciation and amortization                                           96,264         108,110
               Recovery of amounts previously written off                             (11,783)        (12,620)
               Net (gain) on disposal of assets                                             0        (556,227)
               Interest applied to Indemnification Trust account                       (3,343)         (4,716)
               Decrease in rents and other receivables                                191,546         153,316
               (Deposits) Withdrawals for payment of real estate taxes                  4,404            (105)
               Decrease in prepaids                                                     5,139           5,793
               (Increase) Decrease in deferred rent receivable                          5,391          31,699
               Increase (Decrease) in due to current General Partner                     (748)          1,095
               Increase in accounts payable and other                                   2,675          33,858
               (Decrease) in security deposits                                              0         (29,675)
               (Decrease) in real estate taxes payable                                (11,932)         (7,604)
               Increase/(Decrease) in unearned rental income                          (11,036)          5,948
                                                                                   ----------      ----------

                    Net cash from operating activities                                760,435         630,154
                                                                                   ----------      ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                             9,465          12,620
     Principal payments received on notes receivable                                    2,309          20,610
     Proceeds from sale of investment properties                                       18,300       1,665,625
     Recoveries from former affiliates                                                  2,318               0
                                                                                   ----------      ----------

                    Net cash from investing activities                                 32,392       1,698,855
                                                                                   ----------      ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                          (825,000)       (875,000)
     Cash distributions to current General Partner                                     (1,975)         (3,605)
                                                                                   ----------      ----------

                    Net cash (used in) financing activities                          (826,975)       (878,605)
                                                                                   ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (34,148)      1,450,404


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,256,165       1,438,534
                                                                                   ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $1,222,017      $2,888,938
                                                                                   ==========      ==========


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 1998 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999, and the results of operations for the three-month periods ended March 31, 1999, and 1998, and cash flows for the three-month periods ended March 31, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

The Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 1999, the Partnership owned 29 properties with specialty leasehold improvements in 12 of these properties.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority in interest of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. However, a buyer was not found for the Partnership's assets, and no current liquidation or dissolution plans are in effect. Management plans to continue normal operations for the Partnership for the forseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1998, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,400,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") (dissolved effective December 31, 1998)and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1999, $5,768,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,110,000 as income over the past three years, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 1999, the Partnership owned 27 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one
(1) Blockbuster Video store, and one (1) Sunrise Preschool. The 29 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At March 31, 1999, two of the Partnership's properties were unoccupied.

DenAmerica did not renew its lease on the Denny's property in Phoenix, Arizona when it expired on May 30, 1998. Management is currently marketing the property for lease to a new tenant.

The tenant operating the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The tenant cannot be located, and Management is currently marketing the property for lease to a new tenant.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,870 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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


Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          1999                   $ 2,196,032
          2000                     2,211,950
          2001                     2,112,947
          2002                     2,056,080
          2003                     2,014,549
          Thereafter              12,229,389
                                 -----------
                                 $22,820,947
                                 ===========

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 35% of total base rents for 1998.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 1999 and 1998 are as follows.

                                            Incurred as of     Incurred as of
Current General Partner                     March 31, 1999     March 31, 1998
-----------------------                     --------------     --------------

Management fees                                    $45,472           $ 44,757
Disposition fees                                         0             66,000
Restoration fees                                        93                  0
Overhead allowance                                   3,669              3,611
Reimbursement for out-of-pocket expenses             2,717              7,790
Cash distribution                                    1,975              3,605
                                                   -------           --------
                                                   $53,926           $125,763
                                                   =======           ========


7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General

Partner if the $6,000,000 recovery level is met. As of March 31, 1999, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.


8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1999. Funds are invested in U.S. Treasury securities. In addition, $74,550 of earnings have been credited to the Trust as of March 31, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1999, the Partnership made distributions to the Limited Partners for the First Quarter of 1999 of $600,000 amounting to approximately $12.96 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1999, were originally purchased at a price, including acquisition costs, of approximately $23,955,000.

The tenant of the former Red Apple Restaurant in Cedar Rapids, Iowa vacated the property during 1998 and ceased paying rent. Management is currently marketing the property for lease to a new tenant.

DenAmerica, Inc. did not renew the lease on its Denny's store in Phoenix, Arizona upon the original lease's expiration on May 30, 1998. Management is currently marketing the property for lease to a new tenant.

A land easement was granted to the City of Cedar Rapids, Iowa on a portion of the land at the former Red Apple Restaurant property in exchange for a payment to the Partnership of $18,300.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,222,000 at March 31, 1999, compared to $1,260,000 at December 31, 1998. The Partnership designated cash of $600,000 to fund the First Quarter 1999 distributions to Limited Partners, $366,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the PMA for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the financial statements.

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 1999, in the amount of $48,000, primarily represented the accrual of legal and auditing fees.

Partners' Capital
-----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1999 of $825,000 and $1,975, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 1999 distribution of $600,000 was paid to the Limited Partners on May 15, 1999.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 1999, in the amount of $494,000 compared to net income for the quarter ended March 31, 1998, of $901,000.

Revenues
--------

Total revenues were $722,000 and $1,295,000, for the quarters ended March 31, 1999 and 1998, respectively. 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant.

Total revenues should approximate $2,700,000 annually or $675,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 1999 and 1998, cash expenses amounted to approximately 18% and 22%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 32% and 30%, of total revenues for the quarters ended March 31, 1999 and 1998, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties to the tenant, and appraisal fees totaling $56,000 were incurred during 1998 for the appraisal of all of the Partnership's properties.

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

Year 2000
---------

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and any cost to make the software Year 2000 compliant will be borne by the third parties. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership is evaluating the efforts of its tenants to prepare for the Year 2000. To the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership expects to develop and implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1999, regarding the First Quarter 1999 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1999.

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


Date:  May 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  /s/ Bruce A. Provo
     ------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1999



By:  /s/ Kristin J. Atkinson
     ------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  March 14, 1999