Form 10-Q
period 1999-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1999-08-11
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999
                                    ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

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

                      June 30, 1999 and December 31, 1998
                      -----------------------------------

                                     ASSETS

                                                     (Unaudited)
                                                       June 30,    December 31,
                                                         1999          1998
                                                     -----------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
     Land                                            $ 7,388,421    $ 7,406,721
     Buildings                                        12,736,444     12,736,444
     Equipment                                           707,378        707,378
     Accumulated depreciation                         (5,544,351)    (5,356,448)
                                                     -----------    -----------

          Net investment properties and equipment     15,287,892     15,494,095
                                                     -----------    -----------


OTHER ASSETS:
     Cash and cash equivalents                         1,173,470      1,256,165
     Cash restricted for real estate taxes                 4,190          4,404
     Cash held in Indemnification Trust (Note 8)         328,257        321,207
     Rents and other receivables                         295,319        369,715
     Deferred rent receivable                            124,116        134,899
     Prepaid insurance                                     7,957         19,892
     Deferred charges                                     55,932         91,158
     Notes receivable from lessees                             0          2,317
                                                     -----------    -----------
          Total other assets                           1,989,241      2,199,757
                                                     -----------    -----------

          Total assets                               $17,277,133    $17,693,852
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      June 30, 1999 and December 31, 1998
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                     (Unaudited)
                                                                      June 30,     December 31,
                                                                        1999           1998
                                                                    ------------   ------------
LIABILITIES:
     Accounts payable and accrued expenses                          $     35,382   $     45,050
     Due to current General Partner                                        2,308          2,723
     Security deposits                                                   102,017        102,017
     Unearned rental income                                               63,203         61,179
     Real estate taxes payable                                            23,178         73,469
                                                                    ------------   ------------

                   Total liabilities                                     226,088        284,438
                                                                    ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                            127,854        117,145
        Cumulative cash distributions                                    (53,212)       (48,929)
                                                                    ------------   ------------

                                                                          74,642         68,216
                                                                    ------------   ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                  39,358,468     39,358,468
        Cumulative net income                                         19,023,432     17,963,227
        Cumulative cash distributions                                (40,565,268)   (39,140,268)
        Reallocation of former general partners' deficit capital        (840,229)      (840,229)
                                                                    ------------   ------------

                                                                      16,976,403     17,341,198
                                                                    ------------   ------------

          Total partners' capital                                     17,051,045     17,409,414
                                                                    ------------   ------------

          Total liabilities and partners' capital                   $ 17,277,133   $ 17,693,852
                                                                    ============   ============

        The accompanying notes are an integral part of these statements.

              DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                           Three Months Ended      Six Months Ended
                                                          -------------------   -----------------------
                                                               June 30,                June 30,
                                                               --------                --------
                                                            1999       1998        1999         1998
                                                          --------   --------   ----------   ----------
REVENUES:
     Rental income (Note 5)                               $681,275   $663,970   $1,363,655   $1,338,290
     Interest income                                        14,398     36,235       29,261       75,073
     Recovery of amount previously written off              25,835      9,465       37,618       22,085
     Other income                                           73,866     12,277       86,872       25,613
     Gain on disposal of assets                                  0          0            0      556,227
                                                          --------   --------   ----------   ----------
                                                           795,374    721,947    1,517,406    2,017,288
                                                          --------   --------   ----------   ----------
EXPENSES:
     Partnership management fees                            45,954     45,231       91,426       89,988
     Disposition fees                                            0          0            0       66,000
     Appraisal fees                                              0      2,175            0       58,325
     Insurance                                               5,967      5,793       11,935       11,586
     General and administrative                             23,123     40,114       38,078       74,702
     Advisory Board fees and expenses                        3,625      3,917        6,225        8,075
     Environmental Inspections                                   0     49,500            0       49,500
     Ground lease payments (Note 3)                         31,372     31,304       63,096       63,797
     Expenses incurred due to default by lessee              1,607      1,345        3,891          334
     Real estate taxes                                     (45,210)         0      (45,210)           0
     Professional services                                  25,015     45,175       53,922       87,782
     Professional services related to investigation              0        697            0        1,111
     Depreciation                                           93,952    102,385      187,903      208,182
     Amortization                                           32,913      2,313       35,226        4,626
                                                          --------   --------   ----------   ----------
                                                           218,318    329,949      446,492      724,008
                                                          --------   --------   ----------   ----------

NET INCOME                                                $577,056   $391,998   $1,070,914   $1,293,280
                                                          ========   ========   ==========   ==========
NET INCOME - CURRENT GENERAL PARTNER                        $5,771     $3,920      $10,709      $12,933
NET INCOME - LIMITED PARTNERS                              571,285    388,078    1,060,205    1,280,347
                                                          --------   --------   ----------   ----------

                                                          $577,056   $391,998   $1,070,914   $1,293,280
                                                          ========   ========   ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding         $12.34      $8.39       $22.91       $27.67
                                                          ========   ========   ==========   ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                                1999          1998
                                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 1,070,914   $ 1,293,280
     Adjustments to reconcile net income to net
       cash provided by operating activities -
          Depreciation and amortization                                         223,129       212,808
          Recovery of amounts previously written off                            (37,618)      (22,085)
          Net (gain) on disposal of assets                                            0      (556,227)
          Interest applied to Indemnification Trust account                      (7,050)       (8,179)
          Decrease in rents and other receivables                                74,396        92,455
          Withdrawals/(Deposits) for payment of real estate taxes                   214        (1,767)
          Decrease in prepaids                                                   11,935        11,587
          Decrease in deferred rent receivable                                   10,783        37,091
          (Decrease) in due to current General Partner                             (415)         (942)
          Increase/(Decrease) in accounts payable and other                      (9,668)       15,752
          (Decrease) in security deposits                                             0       (38,675)
          Increase/(Decrease) in real estate taxes payable                      (50,291)        3,916
          Increase (Decrease) in unearned rental income                           2,024       (11,896)
                                                                            -----------   -----------

               Net cash from operating activities                             1,288,353     1,027,118
                                                                            -----------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                      35,300        22,086
     Principal payments received on notes receivable                              2,317        24,934
     Investment in leasing commissions                                                0       (13,976)
     Proceeds from sale of investment properties                                 18,300     1,665,625
     Recoveries from former affiliates                                            2,318             0
                                                                            -----------   -----------

               Net cash from investing activities                                58,235     1,698,669
                                                                            -----------   -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                  (1,425,000)   (3,200,000)
     Cash distributions to current General Partner                               (4,283)       (5,173)
                                                                            -----------   -----------

               Net cash (used in) financing activities                       (1,429,283)   (3,205,173)
                                                                            -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (82,695)     (479,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,256,165     1,438,534
                                                                            -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,173,470   $   959,148
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of June 30,1999, and the results of operations for the three and six-month periods ended June 30,1999, and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/ theme restaurants, but also include a video rental store and a child care center. At June 30, 1999, the Partnership owned 29 properties with specialty leasehold improvements in 12 of these properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") (dissolved effective December 31, 1998) and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1999, $5,768,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,110,000 as income over the past four years, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1999, the Partnership owned 27 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one
(1) Blockbuster Video store, and one (1) Sunrise Preschool. The 29 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At June 30, 1999, two of the Partnership's properties were unoccupied.

DenAmerica did not renew its lease on the Denny's property in Phoenix, Arizona when it expired on May 30, 1998. Management is currently marketing the property for lease to a new tenant.

The tenant operating the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The tenant cannot be located, and Management has entered into a contract for the sale of the property during the Third Quarter.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"), which amount has been reduced due to the 1998 sale of DiVall 1. Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,870 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six-month periods ended June 30, 1999 and 1998 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     June 30, 1999   June 30, 1998
-----------------------                     --------------  --------------

Management fees                                   $ 91,426        $ 89,988
Disposition fees                                         0          66,000
Overhead allowance                                   7,376           7,260
Reimbursement for out-of-pocket expenses             5,314          18,371
Cash distribution                                    4,283           5,173
                                                  --------        --------
                                                  $108,399        $186,792
                                                  ========        ========

7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General

Partner if the $6,000,000 recovery level is met. As of June 30, 1999, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.


8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1999. Funds are invested in U.S. Treasury securities. In addition, $78,257 of earnings have been credited to the Trust as of June 30, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1999, the Partnership made distributions to the Limited Partners for the Second Quarter of 1999 of $650,000 amounting to approximately $14.04 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1999, were originally purchased at a price, including acquisition costs, of approximately $23,955,000.

The tenant of the former Red Apple Restaurant in Cedar Rapids, Iowa vacated the property during 1998 and ceased paying rent. Management has entered into a contract for the sale of the property during the Third Quarter.

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

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,178,000 at June 30, 1999, compared to $1,260,000 at December 31, 1998. The Partnership designated cash of $650,000 to fund the Second Quarter 1999 distributions to Limited Partners, $267,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established the Trust during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the PMA for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the financial statements.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 1999, in the amount of $35,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999 of $1,425,000 and $4,283, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 1999 distribution of $650,000 was paid to the Limited Partners on August 15, 1999.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1999, in the amount of $577,000 compared to net income for the quarter ended June 30, 1998, of $392,000. For the six months ended June 30, 1999 and 1998, net income totaled $1,071,000 and $1,293,000, respectively.

Revenues
--------

Total revenues were $795,000 and $722,000, for the quarters ended June 30, 1999 and 1998, respectively, and were $1,517,000 and $2,017,000 for the six months ended June 30, 1999 and 1998 , respectively. The 1999 Second Quarter revenue included a $73,000 note payment from a former tenant which had previously been written off. The 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant.

Total revenues should approximate $2,700,000 annually or $675,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 1999 and 1998, cash expenses amounted to approximately 11% and 31%, of total revenues, respectively. For the six months ended June 30, 1999 and 1998, cash expenses totaled 15% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 27% and 46%, of total revenues for the quarters ended June 30, 1999 and 1998, respectively, and totaled 29% and 36% for the six months ended June 30, 1999 and 1998, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties to the tenant. Appraisal fees totaling $58,000 and environmental inspections of $50,000 were incurred during 1998 for the appraisal of all of the Partnership's properties. A reversal of a property tax accrual was recorded during 1999 due to the assumption of liability for these taxes by a tenant who assumed the lease.

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

Year 2000
---------

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and any cost to make the software Year 2000 compliant will be borne by the third parties. The Partnership has received assurances from a majority of these third party providers that such software is Year 2000 compliant or will be by January 1, 2000. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership is evaluating the efforts of its tenants to prepare for the Year 2000. While the Partnership has received assurances from some tenants regarding Year 2000 compliance, to the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership expects to develop and implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 1999, regarding the Second Quarter 1999 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By:  _______________________________________________
     Bruce A. Provo, President


Date:  August 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By:  _________________________________________________
     Bruce A. Provo, President


Date:  August 14, 1999


     /s/ Kristin J. Atkinson
By:  ______________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration

Date:  August 14, 1999