Form 10-Q
period 1999-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 1999-11-10
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999
                                     -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______________ to ___________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                        ---

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                BALANCE SHEETS

                   September 30, 1999 and December 31, 1998
                   ----------------------------------------

                                    ASSETS


                                                                 (Unaudited)
                                                                September 30,      December 31,
                                                                    1999              1998
                                                               --------------     -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                                        $ 7,388,421       $ 7,406,721
     Buildings                                                    12,750,244        12,736,444
     Equipment                                                       707,378           707,378
     Accumulated depreciation                                     (5,638,339)       (5,356,448)
                                                                 -----------       -----------

          Net investment properties and equipment                 15,207,704        15,494,095
                                                                 -----------       -----------

OTHER ASSETS:
     Cash and cash equivalents                                     1,008,124         1,256,165
     Cash restricted for real estate taxes                                 0             4,404
     Cash held in Indemnification Trust (Note 8)                     331,786           321,207
     Rents and other receivables                                     360,020           369,715
     Deferred rent receivable                                        134,188           134,899
     Prepaid insurance                                                 1,989            19,892
     Deferred charges                                                 87,325            91,158
     Notes receivable from lessees                                         0             2,317
                                                                 -----------       -----------
          Total other assets                                       1,923,432         2,199,757
                                                                 -----------       -----------


          Total assets                                           $17,131,136       $17,693,852
                                                                 ===========       ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                   September 30, 1999 and December 31, 1998
                   ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL


                                                                        (Unaudited)
                                                                       September 30,    December 31,
                                                                           1999            1998
                                                                      --------------   -------------
LIABILITIES:
     Accounts payable and accrued expenses                             $     48,044     $     45,050
     Due to current General Partner                                           1,847            2,723
     Security deposits                                                      117,850          102,017
     Unearned rental income                                                  85,980           61,179
     Real estate taxes payable                                               16,551           73,469
                                                                       ------------     ------------

                   Total liabilities                                        270,272          284,438
                                                                       ------------     ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                               132,471          117,145
        Cumulative cash distributions                                       (55,059)         (48,929)
                                                                       ------------     ------------

                                                                             77,412           68,216
                                                                       ------------     ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                     39,358,468       39,358,468
        Cumulative net income                                            19,480,481       17,963,227
        Cumulative cash distributions                                   (41,215,268)     (39,140,268)
        Reallocation of former general partners' deficit capital           (840,229)        (840,229)
                                                                       ------------     ------------

                                                                         16,783,452       17,341,198
                                                                       ------------     ------------

          Total partners' capital                                        16,860,864       17,409,414
                                                                       ------------     ------------

          Total liabilities and partners' capital                      $ 17,131,136     $ 17,693,852
                                                                       ============     ============


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------


                                                             Three Months Ended             Nine Months Ended
                                                             ------------------             -----------------
                                                                September 30,                  September 30,
                                                               --------------                 --------------
                                                             1999          1998             1999          1998
                                                           ---------    ---------        ----------    ----------
REVENUES:
       Rental income (Note 5)                                $697,497   $495,847         $2,061,152   $1,834,137
       Interest income                                         12,308     32,463             41,569      107,536
       Recovery of amount previously written off              (17,146)     9,465             20,472       31,550
       Other income                                             1,266     12,521             88,138       38,134
       Gain on disposal of assets                                   0          0                  0      556,227
                                                             --------   --------         ----------   ----------
                                                              693,925    550,296          2,211,331    2,567,584
                                                             --------   --------         ----------   ----------
EXPENSES:
       Partnership management fees                             45,880     45,231            137,306      135,219
       Disposition fees                                             0          0                  0       66,000
       Appraisal fees                                               0      1,500                  0       59,825
       Insurance                                                5,968      5,794             17,903       17,380
       General and administrative                              21,848     18,965             59,926       93,667
       Advisory Board fees and expenses                         2,600      3,947              8,825       12,022
       Environmental Inspections                                    0          0                  0       49,500
       Land title surveys                                           0     67,400                  0       67,400
       Ground lease payments (Note 3)                          31,372     31,372             94,468       95,169
       Expenses incurred due to default by lessee               1,994        925              5,885        1,259
       Real estate taxes                                          829          0            (44,381)           0
       Professional services                                   25,565     34,882             79,487      122,664
       Professional services related to investigation             167        168                167        1,279
       Depreciation                                            93,988    102,384            281,891      310,566
       Amortization                                             2,048      2,313             37,274        6,939
                                                             --------   --------         ----------   ----------
                                                              232,259    314,881            678,751    1,038,889
                                                             --------   --------         ----------   ----------

NET INCOME                                                   $461,666   $235,415         $1,532,580   $1,528,695
                                                             ========   ========         ==========   ==========

NET INCOME - CURRENT GENERAL PARTNER                         $  4,617   $  2,354         $   15,326   $   15,287
NET INCOME - LIMITED PARTNERS                                 457,049    233,061          1,517,254    1,513,408
                                                             --------   --------         ----------   ----------

                                                             $461,666   $235,415         $1,532,580   $1,528,695
                                                             ========   ========         ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding          $   9.88   $   5.04         $    32.78   $    32.70
                                                             ========   ========         ==========   ==========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------


                                                                                  Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                                    1999                1998
                                                                             ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $ 1,532,580          $ 1,528,695
      Adjustments to reconcile net income to net
         cash provided by operating activities -
             Depreciation and amortization                                          319,165              317,505
             Recovery of amounts previously written off                             (20,472)             (31,550)
             Net (gain) on disposal of assets                                             0             (556,227)
             Interest applied to Indemnification Trust account                      (10,579)             (13,541)
             Decrease in rents and other receivables                                  9,695              225,267
             Withdrawals/(Deposits) for payment of real estate taxes                  4,404               (1,891)
             Decrease in prepaids                                                    17,903               17,380
             Decrease in deferred rent receivable                                       711               42,483
             (Decrease) in due to current General Partner                              (876)              (1,568)
             Increase/(Decrease) in accounts payable and other                        2,994              (22,126)
             Increase/(Decrease) in security deposits                                15,833              (48,595)
             Increase/(Decrease) in real estate taxes payable                       (56,918)               2,564
             Increase (Decrease) in unearned rental income                           24,801              (40,327)
                                                                                -----------         ------------

                   Net cash from operating activities                             1,839,241            1,418,069
                                                                                -----------          -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

      Principal payments received on direct financing leases                         16,300               31,551
      Principal payments received on notes receivable                                 2,317               12,975
      Investment in leasing commissions                                             (33,441)             (13,976)
      Proceeds from sale of investment properties                                    18,300            2,217,724
      Investment in building improvements                                           (13,800)                   0
      Recoveries from former affiliates                                               4,172                    0
                                                                                -----------          -----------

                   Net cash from investing activities                                (6,152)           2,248,274
                                                                                -----------          -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

      Cash distributions to Limited Partners                                     (2,075,000)          (3,575,000)
      Cash distributions to current General Partner                                  (6,130)              (6,115)
                                                                                -----------          -----------

                   Net cash (used in) financing activities                       (2,081,130)          (3,581,115)
                                                                                -----------          -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               (248,041)              85,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,256,165            1,438,534
                                                                                -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 1,008,124          $ 1,523,762
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of September 30, 1999, and the results of operations for the three and nine-month periods ended September 30, 1999, and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 1999, the Partnership owned 29 properties with specialty leasehold improvements in 12 of these properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1999, $5,772,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,112,000 as income over the past four years, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1999, the Partnership owned 27 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one
(1) Blockbuster Video store, and one (1) Sunrise Preschool. The 29 properties are located in a total of thirteen (13) states.

The tenant operating the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The tenant cannot be located, and Management entered into a contract for the sale of the property. The sale took place on October 1, 1999, resulting in a gain of approximately $12,000.

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

During the First Quarter of 1999, a land easement was granted to the City of Cedar Rapids, Iowa on a portion of the land at the former Red Apple Restaurant property in exchange for a payment to the Partnership of $18,300.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                Year ending
                December 31,                              $  2,196,032
                1999                                         2,211,950
                2000                                         2,112,947
                2001                                         2,056,080
                2002                                         2,014,549
                2003                                        12,229,389
                Thereafter                                ------------
                                                          $ 22,820,947
                                                          ============

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 35% of total base rents for 1998.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 1999 and 1998 are as follows.


                                                   Incurred as of             Incurred as of
Current General Partner                          September 30, 1999         September 30, 1998
-----------------------                        ----------------------     ------------------------
Management fees                                         $137,306                   $135,219
Disposition fees                                               0                     66,000
Overhead allowance                                        11,084                     10,909
Reimbursement for out-of-pocket expenses                   7,008                     25,072
Cash distribution                                          6,130                      6,115
                                                        --------                   --------
                                                        $161,528                   $243,315
                                                        ========                   ========

7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1999, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1999. Funds are invested in U.S. Treasury securities. In addition, $81,786 of earnings have been credited to the Trust as of September 30, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1999, the Partnership made distributions to the Limited Partners for the Third Quarter of 1999 of $500,000 amounting to approximately $10.80 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1999, were originally purchased at a price, including acquisition costs, of approximately $23,955,000.

The tenant of the former Red Apple Restaurant in Cedar Rapids, Iowa vacated the property during 1998 and ceased paying rent. Management sold the property on October 1, 1999 resulting in a gain of approximately $12,000.

During the First Quarter of 1999, a land easement was granted to the City of Cedar Rapids, Iowa on a portion of the land at the former Red Apple Restaurant property in exchange for a payment to the Partnership of $18,300.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,008,000 at September 30, 1999, compared to $1,260,000 at December 31, 1998. The Partnership designated cash of $500,000 to fund the Third Quarter 1999 distributions to Limited Partners, $241,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 1999, in the amount of $48,000, primarily represented the accrual of legal and auditing fees.

Real estate taxes payable decreased $57,000 from December 31, 1998 to September 30, 1999, due to the reversal of an accrual for taxes which are now expected to be paid by a tenant.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999 of $2,075,000 and $6,130, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 1999 distribution of $500,000 was paid to the Limited Partners on November 15, 1999.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 1999, in the amount of $462,000 compared to net income for the quarter ended September 30, 1998, of $235,000. For the nine months ended September 30, 1999 and 1998, net income totaled $1,533,000 and $1,529,000, respectively.

Revenues
--------

Total revenues were $694,000 and $550,000, for the quarters ended September 30, 1999 and 1998, respectively, and were $2,211,000 and $2,568,000 for the nine months ended September 30, 1999 and

1998, respectively. The 1999 revenue included a $73,000 note payment from a former tenant which had previously been written off. The 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant. Percentage rent accruals have increased approximately $200,000 from 1998 to 1999 due to improved tenant sales.

Total revenues should approximate $2,700,000 annually or $675,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended September 30, 1999 and 1998, cash expenses amounted to approximately 20% and 38%, of total revenues, respectively. For the nine months ended September 30, 1999 and 1998, cash expenses totaled 16% and 28%, respectively. Total expenses, including non-cash items, amounted to approximately 33% and 57%, of total revenues for the quarters ended September 30, 1999 and 1998, respectively, and totaled 31% and 40% for the nine months ended September 30, 1999 and 1998, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties to the tenant. Appraisal fees totaling $60,000, land survey fees totaling $67,000, and environmental inspections of $50,000 were incurred during 1998 for the appraisal of all of the Partnership's properties. A reversal of a property tax accrual was recorded during 1999 due to the assumption of liability for these taxes by a tenant who assumed the lease.

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

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership is evaluating the efforts of its tenants to prepare for the Year 2000. While the Partnership has received assurances from some tenants regarding Year 2000 compliance, to the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership has developed and will implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1999, regarding the Second Quarter 1999 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ---------------------------------------
      Bruce A. Provo, President


Date: November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ---------------------------------------
      Bruce A. Provo, President


Date: November 12, 1999



By:   /s/ Kristin J. Atkinson
      ---------------------------------------
      Kristin J. Atkinson
      Vice President - Finance and Administration

Date: November 12, 1999