Form 10-K405
period 1999-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2000-03-29
CIK 825788

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended         December 31, 1999
                                    ---------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

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



     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                  Index to Exhibits located on page: 31 - 32
                                                     -------

                                    PART I
Item 1. Business

Background
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the "Partnership Agreement"). As of December 31, 1999, the Partnership consisted of one General Partner and 2,509 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include an auto tag agency, a video rental store and a child care center. At December 31, 1999, the Partnership owned 28 properties with specialty leasehold improvements in 12 of these properties, as more fully discussed in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer has been identified for the Partnership's assets, and Management will continue normal operations for the foreseeable future.

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1999:

                                                                                          Lease
Acquisi-           Property Name                                Purchase    Rental Per  Expiration  Renewal
tion Date            & Address                  Lessee         Price (1)      Annum        Date     Options
---------  -----------------------------  ------------------  ------------  ----------  ----------  --------
 03/11/88  Miami Subs                     QSR, Inc.             743,625         39,000  03-31-2016    None
           US-1 Near PGA Blvd
           Palm Beach, FL
 06/15/88  Denny's                        DenAmerica, Inc.    1,087,137(2)     115,200  08-20-2009     (3)
           8801 N 7th St
           Phoenix, AZ
 06/15/88  Denny's (4)                    DenAmerica, Inc.      520,126(2)      93,000  01-30-1998     (3)
           2201 W Camelback
           Phoenix, AZ
 07/15/88  Hooter's                       TWI X, Inc.         1,346,719         95,000  07-14-2008    None
           7669 Grapevine Hwy
           N Richland Hills, TX
 08/01/88  Hardee's                       Hardee's Food       1,091,190(2)      64,000  10-31-2001     (3)
           106 N Chicago Ave              Systems, Inc.
           S Milwaukee, WI
 08/15/88  Denny's                        First Foods, Inc.   1,155,965(2)      65,000  10-31-2007     (3)
           2360 W Northern Ave
           Phoenix, AZ
 10/10/88  Kentucky Fried Chicken (5)     KFC National          451,230         60,000  06-30-2018     None
           1014 S St Francis Dr           Management Co.
           Santa Fe, NM
 12/22/88  Wendy's                        WenSouth Or-          596,781         76,920  12-31-2008     None
           1721 Sam Rittenburg Blvd       lando, Ltd.
           Charleston, SC
 12/22/88  Wendy's                        WenSouth Or-          649,594         86,160  12-31-2008     None
           3013 Peach Orchard Rd          lando, Ltd.
           Augusta, GA

                                                                                      Lease
Acquisi-   Property Name                                  Purchase       Rental Per   Expiration    Renewal
tion Date  & Address                  Lessee              Price (1)      Annum        Date          Options
---------  ---------                  ------              ---------      ----------   ----------    --------
 12/29/88  Popeye's                   Stillman Mgmt.        580,938       77,280      12-31-2009      None
           2562 Western Ave           Co., Inc.
           Park Forest, IL

 02/21/89  Wendy's                    WenSouth-             776,344       96,780      01-31-2009      None
           1901 Whiskey Rd            Orlando, Ltd.
           Aiken, SC

 02/21/89  Wendy's                    WenSouth Or-          728,813       96,780      01-31-2009      None
           1730 Walton Way            lando, Ltd.
           Augusta, GA

 02/21/89  Wendy's                    WenSouth Or-          528,125       70,200      01-31-2009      None
           347 Folly Rd               lando, Ltd.
           Charleston, SC

 02/21/89  Wendy's                    WenSouth Or-          580,938       77,280      01-31-2009      None
           361 Hwy 17 Bypass          lando, Ltd.
           Mount Pleasant, SC

 03/14/89  Wendy's                    WenSouth Or-          633,750       90,480      01-31-2009      None
           1004 Richland Ave          lando, Ltd.
           Aiken, SC

 04/20/89  Hostetlers, BBQ            Hickory Park, Inc.    897,813(2)    55,584      12-31-2002       (3)
           4875 Merle Hay
           Des Moines, IA

 04/28/89  Hardee's                   Hardee's Food         686,563       64,000      04-30-2009      None
           1570 E Sumner St           Systems, Inc.
           Hartford, WI

 10/18/89  Hardee's                   Hardee's Food       1,421,983(2)    76,000      04-30-2009      None
           4000 S 27th St             Systems, Inc.
           Milwaukee, WI

 12/28/89  Village Inn                Columbia VI,          845,000(2)    84,000      11-30-2009      None
           2451 Columbia Rd           L.L.C.
           Grand Forks, ND

 12/29/89  Wendy's                    WenSouth Or-          660,156       87,780      12-31-2009      None
           1717 Martintown Rd         lando, Ltd.
           N Augusta, SC

 12/29/89  Wendy's                    WenSouth Or-          580,938       77,280      12-31-2009      None
           1515 Savannah Hwy          lando, Ltd.
           Charleston, SC

 12/29/89  Wendy's                    WenSouth Or-          633,750       84,120      12-31-2009      None
           3869 Washington Rd         lando, Ltd.
           Martinez, GA

 01/01/90  Sunrise Preschool          Sunrise             1,182,735(2)   127,920      05-31-2009      None
           4111 E Ray Rd              Preschools, Inc.
           Phoenix, AZ

 01/05/90  Hardee's                   Hardee's Food       1,140,236(2)    88,000     11-30-2009      None
           20 N Pioneer Rd            Systems, Inc.
           Fond du lac, WI

 01/31/90  Blockbuster Video          Blockbuster Vid-      646,425      100,554     01-31-2001       (3)
           336 E 12th St              eos, Inc.
           Ogden, UT

                5

                                                                                        Lease
Acquisi-   Property Name                                   Purchase       Rental Per    Expiration  Renewal
tion Date  & Address                   Lessee              Price (1)      Annum         Date        Options
---------  ---------                   ------              ---------      ----------    ----------  --------
03/21/90   Denny's                     DenAmerica, Inc.    1,179,501(2)       83,200    04-30-2012       (3)
           688 N Blue Lakes Blvd
           Twin Falls, ID

05/02/90   Mr. Munchies (4)            Mr. Munchies,         514,259(2)       50,800    05-30-2008
           3752 E Ind School           Inc.
           Phoenix, AZ

05/31/90   Applebee's                  Thomas & King,                                   10-31-2009      None
           2770 Brice Rd               Inc.                1,434,434(2)      135,780
           Columbus, OH                                    ------------      -------

                                                            $23,295,068   $2,318,098
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

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off, because the tenant could not be located. During the Fourth Quarter of 1999, the property was sold for $450,000.

The tenant of the Hostetler's Barbeque in Des Moines, Iowa, vacated the property during 1998 and has leased the property to a sub-tenant. The tenant continues to make rental payments as required under the lease.

DenAmerica, Inc., the tenant of the Denny's restaurant in Twin Falls, Idaho, vacated the property, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off, due to uncertainty regarding their collectibility. However, the amounts due during 1998 and 1999 were collected. DenAmerica re-leased the property to a sub-tenant during the Fourth Quarter of 1998. DenAmerica remains liable to the Partnership for all amounts due under the lease.

DenAmerica did not renew its lease on the Denny's property on Indian School Road in Phoenix, Arizona, when it expired on May 31, 1998. Management entered into a lease on the property with a new tenant, Mr. Munchies, during the Third Quarter of 1999.

DenAmerica did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, DenAmerica notified Management that it had vacated the premises and ceased paying rent. Management is currently seeking a new tenant for the property.

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

(b) As of December 31, 1999 there were 2,509 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 1999 and 1998, $2,575,000 and $4,585,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $8,190 and $8,838 in 1999 and 1998, respectively.

Item 6.   Selected Financial Data

        DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1999, 1998, 1997, 1996, and 1995
                 (not covered by Independent Auditor's Report)

------------------------------------------------------------------------------------------
                              1999         1998         1997         1996         1995
------------------------------------------------------------------------------------------
Total Revenue              $ 3,024,407  $ 3,622,550  $ 3,448,300  $ 5,316,853  $ 3,932,498
------------------------------------------------------------------------------------------
Net Income                   2,047,520    1,524,131    2,183,977    3,277,512    1,782,105
------------------------------------------------------------------------------------------
Net Income per Lim-
 ited Partner Interest           43.80        32.60        46.72        70.11        38.12

------------------------------------------------------------------------------------------
Total Assets                17,125,388   17,693,852   20,894,198   23,379,356   27,134,604
------------------------------------------------------------------------------------------
Total Partners' Capital     16,873,744   17,409,414   20,479,121   22,903,880   26,464,478
------------------------------------------------------------------------------------------
Cash Distributions per
 Limited Partnership
 Interest                        55.64        99.07        99.39       147.47        74.11
------------------------------------------------------------------------------------------


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 1999, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. Management sold the property during the Fourth Quarter of 1999 for $450,000.

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

DenAmerica did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, DenAmerica notified Management that it had vacated the premises and ceased paying rent. Management is currently seeking a new tenant for the property.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, was approximately $1,387,000 at December 31, 1999, compared to $1,260,000 at December 31, 1998. The Partnership designated cash of $985,000 to fund the Fourth Quarter 1999 distributions to Limited Partners paid in February 2000, $134,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 1999, in the amount of $50,000, primarily represented the year-end accruals of legal and auditing fees.

Due to the Current General Partner amounted to $2,000 at December 31, 1999, representing the General Partner's portion of the Fourth Quarter distribution.

Real estate taxes payable decreased from $73,000 at December 31, 1998 to $0 at December 31, 1999, due to the sale or re-lease of all vacant properties during the year.

Partners' Capital:
------------------

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999 of $2,575,000 and $8,190, respectively, have also been in accordance with the Partnership Agreement. The Fourth Quarter 1999 distribution of $985,000 was paid to the Limited Partners on February 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the year ended December 31, 1999, in the amount of $2,048,000 compared to net income for the years ended December 31, 1998 and 1997, of $1,524,000 and $2,184,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of tenant defaults, non-cash write-offs, property write-downs, real estate taxes on vacant properties, and property valuation costs. Results were also impacted by gains on the sales of properties and the reversal of a portion of the former general partner receivable write-off.

Revenues
--------

Total revenues were $3,024,000, $3,623,000, and $3,448,000, for the years ended December 31, 1999, 1998, and 1997, respectively. A decrease in fixed rents resulted from tenant turnover, property sales, and modified leases. During 1997, a $106,000 gain was recognized on the sales of four Hardee's restaurants and a $245,000 recovery of amounts previously written off was recorded. During 1998, gains totaling $639,000 were recorded on the sales of two Denny's restaurants and a Cash-A-Check store. Recoveries of receivables which had been previously written off totaled $41,000 during 1998. During 1999, a gain of $26,000 was recorded on the sale of the Red Apple Restaurant property, and recoveries totaled $85,000.

Total revenues should approximate $2,700,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 1999, 1998, and 1997, cash expenses amounted to approximately 19%, 24%, and 19%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 32%, 58% and 37%, of total revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to non-cash write-offs, property write-downs, real estate taxes and equipment losses. In addition, during 1998, the Partnership incurred legal fees, appraisal fees, and fees for land title surveys and environmental inspections in connection with the proposed liquidation of the Partnership.

Charge-offs of uncollectible rent, losses on equipment leases, write-downs of property to their estimated net realizable values, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $3,400, $123,000, and $67,000 at December 31, 1999, 1998, and 1997, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. The 1997 write-off is primarily a result of an allowance recorded for deferred rent on the Denny's in Twin Falls, Idaho. The tenant of the property, DenAmerica, Inc., has vacated the property and future collectibility was uncertain. However, the tenant has continued to make all required rent payments. The 1998 write-off related to certain unpaid rent and notes receivable from DenAmerica.

During 1998, six properties were written down to their appraised value, resulting in a non-cash charge of $685,000.

During 1997, remaining equipment lease payments of $61,000 on the Twin Falls, Idaho, lease were written off. The tenant had vacated the property and future collectibility was uncertain. However, the tenant continued to make the required payments during 1998 and 1999, which were recorded as recoveries of amounts previously written-off.

Disposition fees incurred during 1997 were a result of the sales of four Hardee's properties. Fees incurred during 1998 were a result of the sales of two Denny's properties and the Cash-A-Check property to the tenants. The 1999 selling commission was a result of the sale of the Red Apple Restaurant property.

Inflation:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 17% of rental income for 1999. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000:
----------

Management of the Partnership took steps to ensure that all software and systems were Year 2000 compliant, including evaluating the preparedness of its tenants and vendors. The move to the Year 2000 had no impact on the Partnership's operations or those of its tenants. The amount spent by the Partnership on Year 2000 compliance was immaterial.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8. Financial Statements and Supplementary Data


            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            ------------------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                     Page
                                                                     ----

     Report of Independent Public Accountants......................  13

     Balance Sheets, December 31, 1999 and 1998....................  14 - 15

     Statements of Income for the Years
     Ended December 31, 1999, 1998, and 1997.......................  16

     Statements of Partners' Capital for the
     Years Ended December 31, 1999, 1998, and 1997.................  17

     Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998, and 1997.......................  18 - 19

     Notes to Financial Statements.................................  20 - 27

     Schedule III--Real Estate and Accumulated
     Depreciation..................................................  33 - 34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Partners of
  Divall Insured Income Properties 2 Limited Partnership:

  We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (the Partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                         ARTHUR ANDERSEN LLP



  Chicago, Illinois
  January 28, 2000

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


                                BALANCE SHEETS

                          December 31, 1999 and 1998
                          --------------------------

                                    ASSETS

                                                                      December 31,      December 31,
                                                                          1999              1998
                                                                      ------------      ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                                              $ 7,298,596       $ 7,406,721
     Buildings                                                          12,198,213        12,736,444
     Equipment                                                             669,778           707,378
     Accumulated depreciation                                           (5,487,177)       (5,356,448)
                                                                       -----------       -----------

          Net investment properties and equipment                       14,679,410        15,494,095
                                                                       -----------       -----------

OTHER ASSETS:

     Cash and cash equivalents                                           1,387,306         1,256,165
     Cash restricted for real estate taxes                                       0             4,404
     Cash held in Indemnification Trust (Note 8)                           335,845           321,207
     Rents and other receivables (Net of allowance of $44,802 in
       1999 and $41,475 in 1998)                                           489,412           369,715

     Deferred rent receivable                                              134,063           134,899
     Prepaid insurance                                                      14,392            19,892
     Deferred charges                                                       84,960            91,158
     Unsecured notes receivable from lessees (Net of allowance of
       $50,000 in 1999 and $136,863 in 1998)                                     0             2,317
                                                                       -----------       -----------

          Total other assets                                             2,445,978         2,199,757
                                                                       -----------       -----------

          Total assets                                                 $17,125,388       $17,693,852
                                                                       ===========       ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1999 and 1998
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                         December 31,      December 31,
                                                                             1999              1998
                                                                         ------------      ------------
LIABILITIES:
     Accounts payable and accrued expenses                               $     50,286      $     45,050
     Due to current General Partner                                             1,968             2,723
     Security deposits                                                        117,850           102,017
     Unearned rental income                                                    81,540            61,179
     Real estate taxes payable                                                      0            73,469
                                                                         ------------      ------------

                 Total liabilities                                            251,644           284,438
                                                                         ------------      ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
             Cumulative net income                                            137,620           117,145
             Cumulative cash distributions                                    (57,119)          (48,929)
                                                                         ------------      ------------
                                                                               80,501            68,216
                                                                         ------------      ------------
     Limited Partners (46,280.3 interests outstanding)
             Capital contributions, net of offering costs                  39,358,468        39,358,468
             Cumulative net income                                         19,990,272        17,963,227
             Cumulative cash distributions                                (41,715,268)      (39,140,268)
             Reallocation of former general partners' deficit capital        (840,229)         (840,229)
                                                                         ------------      ------------

                                                                           16,793,243        17,341,198
                                                                         ------------      ------------

                 Total partners' capital                                   16,873,744        17,409,414
                                                                         ------------      ------------

                 Total liabilities and partners' capital                 $ 17,125,388      $ 17,693,852
                                                                         ============      ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

             For the Years Ended December 31, 1999, 1998, and 1997
             -----------------------------------------------------

                                                                    1999        1998        1997
                                                                 ----------  ----------  ----------
REVENUES:
   Rental income (Note 5)                                        $2,768,242  $2,764,028  $2,951,174
   Interest income on direct financing leases                             0           0      10,384
   Other interest income                                             56,938     123,478      73,223
   Net other income                                                  88,139      55,142      63,349
   Recovery of amount previously written off (Note 2)                85,380      41,015     244,561
   Net gain on disposal of assets                                    25,708     638,887     105,609
                                                                 ----------  ----------  ----------
                                                                  3,024,407   3,622,550   3,448,300
                                                                 ----------  ----------  ----------
EXPENSES:
   Partnership management fees (Note 6)                             183,074     180,450     167,350
   Disposition fees (Note 6)                                              0      75,750      52,166
   Restoration fees (Note 6)                                            260           0       9,782
   Appraisal fees                                                         0      58,575       6,410
   Environmental inspections                                              0      48,250           0
   Land title surveys                                                     0      66,150           0
   Insurance                                                         22,770      23,319      26,130
   General and administrative                                        71,574     108,569     107,992
   Advisory Board fees and expenses                                  11,425      15,766      14,018
   Selling Commissions - Non-affiliate                               15,750           0           0
   Loss on sale of equipment                                         12,699           0           0
   Real estate taxes                                                 10,032       9,323      12,172
   Ground lease payments (Note 3)                                   125,840     126,541     125,209
   Expenses incurred due to default by lessee                         8,995       3,403       8,398
   Professional services                                            101,440     150,639      99,481
   Professional services related to Investigation                         0       1,279      32,618
   Loss on equipment lease                                                0           0      61,404
   Depreciation                                                     369,989     412,950     464,596
   Amortization                                                      39,639       9,252       9,186
   Provision for uncollectible rents and other receivables            3,400     122,860      67,411
   Write down of properties to net realizable value (Note 3)              0     685,343           0
                                                                 ----------  ----------  ----------
                                                                    976,887   2,098,419   1,264,323
                                                                 ----------  ----------  ----------
NET INCOME                                                       $2,047,520  $1,524,131  $2,183,977
                                                                 ==========  ==========  ==========
NET INCOME - CURRENT GENERAL PARTNER                             $   20,475  $   15,241  $   21,840
NET INCOME - LIMITED PARTNERS                                     2,027,045   1,508,890   2,162,137
                                                                 ----------  ----------  ----------
                                                                 $2,047,520  $1,524,131  $2,183,977
                                                                 ==========  ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding              $    43.80  $    32.60  $    46.72
                                                                 ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1999, 1998 and 1997
              ----------------------------------------------------


                                                                           Current General Partner
                                                                     ------------------------------------

                                                                     Cumulative    Cumulative
                                                                        Net          Cash
                                                                       Income    Distributions    Total
                                                                     ----------  --------------  --------
BALANCE AT DECEMBER 31, 1996                                           $ 80,064       $(31,355)  $48,709

Cash Distributions
  ($99.39 per limited partnership interest)                                             (8,736)   (8,736)
Net Income                                                               21,840                   21,840
                                                                       --------       --------   -------
BALANCE AT DECEMBER 31, 1997                                           $101,904       $(40,091)  $61,813
Cash Distributions
  ($99.07 per limited partnership interest)                                             (8,838)   (8,838)
Net Income                                                               15,241                   15,241
                                                                       --------       --------   -------
BALANCE AT DECEMBER 31, 1998                                           $117,145       $(48,929)  $68,216
Cash Distributions
  ($55.64 per limited partnership interest)                                             (8,190)   (8,190)
Net Income                                                               20,475                   20,475
                                                                       --------       --------   -------
BALANCE AT DECEMBER 31, 1999                                           $137,620       $(57,119)  $80,501
                                                                       ========       ========   =======


                                                                             Limited Partners
                                                     -----------------------------------------------------------------
                                                         Capital
                                                     Contributions,                Cumulative
                                                         Net of      Cumulative      Cash
                                                     Offering Costs  Net Income   Distribution    Reallocation    Total
                                                     --------------  -----------  --------------  ------------   ---------
BALANCE AT DECEMBER 31, 1996                          $39,358,468  $14,292,200     $(29,955,268)  $(840,229)    $22,855,171

Cash Distributions
  ($99.39 per limited partnership interest)                                          (4,600,000)                 (4,600,000)
Net Income                                                           2,162,137                                    2,162,137
                                                      -----------  -----------     ------------   ---------     -----------
BALANCE AT DECEMBER 31, 1997                          $39,358,468  $16,454,337     $(34,555,268)  $(840,229)    $20,417,308
Cash Distributions
  ($99.07 per limited partnership interest)                                          (4,585,000)                 (4,585,000)
Net Income                                                           1,508,890                                    1,508,890
                                                      -----------  -----------     ------------   ---------     -----------
BALANCE AT DECEMBER 31, 1998                          $39,358,468  $17,963,227     $(39,140,268)  $(840,229)    $17,341,198
Cash Distributions
  ($55.64 per limited partnership interest)                                          (2,575,000)                 (2,575,000)
Net Income                                                           2,027,045                                    2,027,045
                                                      -----------  -----------     ------------   ---------     -----------
BALANCE AT DECEMBER 31, 1999                          $39,358,468  $19,990,272     $(41,715,268)  $(840,229)    $16,793,243
                                                      ===========  ===========     ============   =========     ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 1998, and 1997
             -----------------------------------------------------


                                                                       1999          1998          1997
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $2,047,520    $1,524,131    $2,183,977
     Adjustments to reconcile net income to net
        cash provided by operating activities -
          Depreciation and amortization                                409,628       422,202       473,782
          Recovery of amount previously written off                    (22,790)      (41,015)     (244,561)
          Provision for uncollectible rents and other receivables        3,400       122,860        67,411
          Property write downs to net realizable value                       0       685,343             0
          Net (gain) on disposal of assets                             (13,009)     (638,887)     (105,609)
          Loss on equipment leases                                           0             0        61,404
          Interest applied to Indemnification Trust account            (14,638)      (16,454)      (15,116)
          (Increase) Decrease in rents and other receivables          (123,097)     (207,412)      (67,112)
          Withdrawals for payment of real estate taxes                   4,404         6,847        99,374
          (Increase) Decrease in prepaids                                5,500          (551)        2,921
          Decrease in deferred rent receivable                             836        47,871         9,145
          Increase (Decrease) in due to current General Partner           (755)          213       (84,217)
          Increase (Decrease) in accounts payable and other              5,236       (24,787)        2,248
          Increase (Decrease) in security deposits                      15,833       (51,095)        8,822
          Increase (Decrease) in real estate taxes payable             (73,469)       15,114       (60,776)
          Increase (Decrease) in unearned rental income                 20,361       (70,084)       73,524
                                                                    ----------    ----------    ----------
                 Net cash from operating activities                  2,264,960     1,774,296     2,405,217
                                                                    ----------    ----------    ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases             16,301        41,015        47,422
     Proceeds from sale of investment properties                       471,505     2,542,725     1,931,182
     Investment in investment properties                               (13,800)            0             0
     Investment in leasing commissions                                 (33,441)      (13,976)      (42,000)
     Recoveries from former G.P. affiliates                              6,489             0       244,561
     Principal receipts from unsecured notes                             2,317        67,409        16,562
                                                                    ----------    ----------    ----------
                 Net cash from investing activities                    449,371     2,637,173     2,197,727
                                                                    ----------    ----------    ----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
     Cash distributions to Limited Partners                         (2,575,000)   (4,585,000)   (4,600,000)
     Cash distributions to current General Partner                      (8,190)       (8,838)       (8,736)
                                                                    ----------    ----------    ----------
                 Net cash (used in) financing activities            (2,583,190)   (4,593,838)   (4,608,736)
                                                                    ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   131,141      (182,369)       (5,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,256,165     1,438,534     1,444,326
                                                                    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $1,387,306    $1,256,165    $1,438,534
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

                       DECEMBER 31, 1999, 1998 AND 1997


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 1999, the Partnership owned 28 properties with specialty leasehold improvements in 12 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease. Percentage rents have historically been accrued throughout the year based on the tenant's actual reported year-to-date sales along with management's estimate of the tenant's sales for any remaining unreported periods during the year. However, during 2000, the Partnership adopted SAB101, which requires the recording of percentage rents only when the tenant has reached the breakpoint stipulated in the lease.

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

The Partnership follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1999, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,400,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                    1999         1998         1997
                                                 -----------  -----------  -----------
Net income, per statements of income             $2,047,520   $1,524,131   $2,183,977

Book to tax depreciation difference                 (65,606)     (32,592)     (36,811)
Book over tax gain from asset disposition          (148,113)    (506,943)    (227,315)
Straight line rent adjustment                           836       47,871       10,866
Bad debt reserve/expense                              3,060       41,475       53,666
Book valuation adjustment of real property                0      685,342            0
Book valuation adjustment of equipment leases             0            0       65,690
Other, net                                           20,584      (69,826)      73,865
                                                 ----------   ----------   ----------
   Net income for tax reporting
    purposes                                     $1,858,281   $1,689,458   $2,123,938
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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 1999, $5,780,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997 and 1999, the Partnership has recognized $1,114,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1999, the Partnership owned 26 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 28 properties are located in a total of thirteen
(13) states.

The tenant of the Hostetler's Barbeque in Des Moines, Iowa vacated the property during 1998 and has leased the property to a sub-tenant. The tenant continues to make rental payments as required under the lease.

DenAmerica, the tenant of the Denny's restaurant in Twin Falls, Idaho, vacated the property during 1997, but is continuing to make rental payments. During 1997, the deferred rental income and remaining equipment lease balances were written off due to uncertainty regarding their collectibility. However, the amounts due during 1998 and 1999 were collected. DenAmerica re-leased the property to a sub-tenant during the Fourth Quarter of 1998. DenAmerica remains liable to the Partnership for all amounts due under the lease.

DenAmerica did not renew its lease on the Denny's property on Indian School Road in Phoenix, Arizona when it expired on May 30, 1998. Management entered into a lease with a new tenant for the property during the Third Quarter of 1999.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off as uncollectible, because the tenant could not be located. Management sold the property during the Fourth Quarter of 1999 for $450,000.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expire on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management is currently seeking a new tenant for the Property.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the

4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,037 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          2000            $ 2,259,600
          2001              2,161,547
          2002              2,104,680
          2003              2,063,149
          2004              2,064,619
          Thereafter       10,340,927
                          -----------
                          $20,994,522
                          ===========

Percentage rentals included in rental income in 1999, 1998, and 1997 were $552,924, $586,429, and $608,915, respectively. The decrease in percentage rental income is a result of the sale of various properties subject to percentage rent.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 37% of total base rents for 1999.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 1999, 1998, and 1997, are as follows:

                                              Incurred            Incurred            Incurred
                                         for the year ended  for the year ended  for the year ended
Current General Partner                  December 31, 1999   December 31, 1998   December 31, 1997
----------------------                   ------------------  ------------------  ------------------

Management fees                                    $183,074            $180,450            $167,350
Disposition fees                                          0              75,750              52,166
Restoration fees                                        260                   0               9,782
Overhead allowance                                   14,791              14,558              14,367
Leasing Commissions                                   6,319              13,976               6,000
Reimbursement for out-of-pocket
expenses                                              8,119              28,906              21,605
Cash distribution                                     8,190               8,838               8,736
                                                   --------            --------            --------
                                                   $220,753            $322,478            $280,006
                                                   ========            ========            ========

7.    CONTINGENT LIABILITIES:
      -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1999, the Partnership may owe the current General Partner $16,296, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such a recovery level will be achieved.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1999. Funds are invested in U.S. Treasury securities. In addition, $85,845 of earnings have been credited to the Trust as of December 31, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On February 15, 2000, the Partnership made distributions to the Limited Partners of $985,000 amounting to $21.28 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 49 - President, Founder and Director.
     Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     Kristin J. Atkinson, Age 37 - Vice President - Finance and Administration. Ms. Atkinson joined TPG in September 1994 to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial

     Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

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

     Richard W. Otte - Editorial Writer. Mr. Otte is in his seventh year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner representing DiVall 2.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1999, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b) As of December 31, 1999, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 1999 the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1999:

     The Provo Group, Inc.
     ---------------------
     Management Fees                            $183,074
     Restoration Fees                                260
     Leasing Commissions                           6,319
     Office Overhead Allowance                    14,791
     Direct Cost Reimbursements                    8,119
                                                --------

     1999 Total                                 $212,563
                                                ========


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 1999 and 1998

          Statements of Income for the Years Ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

     3.   Listing of Exhibits

          3.1 Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as
               Exhibit 3A to Amend ment No. 1 to the Partnership's Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

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

          99.0 Correspondence to the Limited Partners dated February 15, 2000 regarding the Fourth Quarter 1999 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1999.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                                                                                                     Gross amount at which
                                      Initial cost to Partnership                                  carried at end of year (A)
                                  ------------------------------------                      ----------------------------------------
                                                                               Costs
                                                             Building       capitalized
                                                               and           subsequent                  Building and
        Property               Encumbrances     Land      Improvements    to acquisitions      Land      Improvements       Total
------------------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)         $   -     $  495,237     $   248,388        $    -        $  325,487    $   163,258   $   488,745
Phoenix, Arizona                      -        444,224         421,676             -           444,224        421,676       865,900
Phoenix, Arizona                      -            -           295,750             -               -          295,750       295,750
N. Richland Hills, Texas (2)          -        762,580         584,139             -           662,580        480,123     1,142,703
South Milwaukee, Wisconsin            -        274,749         454,064          79,219         274,749        533,283       808,032
Phoenix, Arizona (2)                  -        482,383         490,343             -           453,433        428,676       882,109
Santa Fe, New Mexico                  -            -           451,230             -               -          451,230       451,230
Augusta, Georgia                      -        215,416         434,178             -           215,416        434,178       649,594
Charleston, South Carolina            -        273,619         323,162             -           273,619        323,162       596,781
Park Forest, Illinois                 -        187,900         393,038             -           187,900        393,038       580,938
Aiken, South Carolina                 -        402,549         373,795             -           402,549        373,795       776,344
Augusta, Georgia                      -        332,154         396,659             -           332,154        396,659       728,813
Mt. Pleasant, South Carolina          -        286,060         294,878             -           286,060        294,878       580,938
Charleston, South Carolina            -        273,625         254,500             -           273,625        254,500       528,125
Aiken, South Carolina                 -        178,521         455,229             -           178,521        455,229       633,750
Des Moines, Iowa (2)                  -        164,096         448,529         287,991         161,996        551,056       713,052
Hartford, Wisconsin                   -        201,603         484,960             -           201,603        484,960       686,563
Milwaukee, Wisconsin (2)              -        409,143         600,902             -           409,143        573,871       983,014
North Augusta, Georgia                -        250,859         409,297             -           250,859        409,297       660,156
Charleston, South Carolina            -        286,068         294,870             -           286,068        294,870       580,938
Martinez, Georgia                     -        266,175         367,575             -           266,175        367,575       633,750
Grand Forks, North Dakota             -        172,701         566,674             -           172,701        566,674       739,375
Phoenix, Arizona (2)                  -            -           725,000          13,800             -          341,157       341,157
Phoenix, Arizona                      -        241,371         843,132             -           241,371        843,132     1,084,503
Ogden, Utah                           -        194,350         452,075             -           194,350        452,075       646,425
Fond du Lac, Wisconsin                -        297,418         552,349             -           297,418        552,349       849,767
Twin Falls, Idaho (2)                 -        155,269         483,763          60,000         155,269        353,622       508,891
Columbus, Ohio                        -        351,325         708,141             -           351,326        708,140     1,059,466
                           ---------------------------------------------------------------------------------------------------------
                                  $   0     $7,599,395     $12,808,296        $441,010      $7,298,596    $12,198,213   $19,496,809
                           =========================================================================================================
                                                                                               Life on which
                                                                                              depreciation in
                                                                                            in latest statement
                                                                                               of operations
                                          Accumulated        Date of          Date              is computed
         Property                        depreciation     construction      acquired               (Years)
---------------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)                 $  101,377             -           3/11/88                 31.5
Phoenix, Arizona                             194,758             -           6/15/88                 31.5
Phoenix, Arizona                             136,597             -           6/15/88                 31.5
N. Richland Hills, Texas (2)                 234,961             -           7/15/88                 31.5
South Milwaukee, Wisconsin                   216,847           1986           8/1/88                 31.5
Phoenix, Arizona (2)                         196,662             -           8/15/88                 31.5
Santa Fe, New Mexico                         161,971             -          10/10/88                 31.5
Augusta, Georgia                             168,720             -          12/22/88                 31.5
Charleston, South Carolina                   125,779             -          12/22/88                 31.5
Park Forest, Illinois                        152,773             -          12/22/88                 31.5
Aiken, South Carolina                        143,874             -           2/21/89                 31.5
Augusta, Georgia                             152,675             -           2/21/89                 31.5
Mt. Pleasant, South Carolina                 113,499             -           2/21/89                 31.5
Charleston, South Carolina                    98,157             -           2/21/89                 31.5
Aiken, South Carolina                        175,218             -           3/14/89                 31.5
Des Moines, Iowa (2)                         248,571           1989           8/1/89                 31.5
Hartford, Wisconsin                          181,276             -           4/28/89                 31.5
Milwaukee, Wisconsin (2)                     220,931             -            8/2/89                 31.5
North Augusta, Georgia                       140,826             -          12/29/89                 31.5
Charleston, South Carolina                   101,455             -          12/29/89                 31.5
Martinez, Georgia                            126,470             -          12/29/89                 31.5
Grand Forks, North Dakota                    194,974             -          12/28/89                 31.5
Phoenix, Arizona (2)                         169,524             -            1/1/90                 31.5
Phoenix, Arizona                             290,095             -            1/1/90                 31.5
Ogden, Utah                                  179,721             -           1/31/90                 31.5
Fond du Lac, Wisconsin                       192,045             -            1/5/90                 31.5
Twin Falls, Idaho (2)                        167,289             -           3/21/90                 31.5
Columbus, Ohio                               230,434             -            6/1/90                 31.5
                           ------------------------------------------------------------------------------------------------------
                                          $4,817.399
                           ======================================================================================================

(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.
(2) This property was written down to its estimated net realizable value at December 31, 1998

(A) Represents aggregate costs for federal income tax purposes.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

            SHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


(B) Reconciliation of "Real Estate and Accumulated Depreciation":


                                  Year Ended     Year Ended                                      Year Ended    Year Ended
                                 December 31,   December 31,                                    December 31,  December 31,
Investment in Real Estate            1999           1998          Accumulated Depreciation          1999          1998
-------------------------------  -------------  -------------  -------------------------------  ------------  ------------
Balance at beginning of year      $20,143,165    $23,261,255   Balance at beginning of year       $4,671,630    $4,795,109
                                                               Additions charged to costs and
Additions                              13,800              0   expenses                              364,349       405,430

Deletions:

  Due to disposition                 (660,156)    (2,432,747)  Deletion due to real estate
                                                               disposition                          (218,580)     (528,909)


  Due to property write-downs               0       (685,343)
                                  -----------    -----------                                      ----------    ----------
Balance at end of year            $19,496,809    $20,143,165   Balance at end of year             $4,817,399    $4,671,630
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


Date:  March 26, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     --------------------------------------------
     Bruce A. Provo, President


Date:  March 26, 2000



By:  /s/Kristin J. Atkinson
     -------------------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  March 26, 2000