Form 10-Q
period 2000-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2000-05-12
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2000
                                    ----------------------------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

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

                     March 31, 2000 and December 31, 1999
                     ------------------------------------

                                    ASSETS

                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)

     Land                                            $7,298,596      $7,298,596

     Buildings                                       12,198,213      12,198,213

     Equipment                                          669,778         669,778

     Accumulated depreciation                        (5,575,275)     (5,487,177)
                                                     -----------     -----------



          Net investment properties and equipment    14,591,312      14,679,410
                                                    -----------     -----------





OTHER ASSETS:

     Cash and cash equivalents                        1,233,623       1,387,306

     Cash held in Indemnification Trust (Note 8)        340,166         335,845

     Rents and other receivables                         91,282         489,412

     Deferred rent receivable                           125,644         134,063

     Prepaid insurance                                   10,270          14,392

            Deferred charges                             81,632          84,960
                                                    -----------     -----------

          Total other assets                          1,882,617       2,445,978
                                                    -----------     -----------



          Total assets                              $16,473,929     $17,125,388
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 2000 and December 31, 1999
                     ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                    (Unaudited)
                                                                     March 31,      December 31,
                                                                       2000            1999
                                                                    -----------     ----------
LIABILITIES:

     Accounts payable and accrued expenses                              $34,759        $50,286
     Due to current General Partner                                       1,778          1,968
     Security deposits                                                  117,850        117,850
     Unearned rental income                                              65,080         81,540
     Real estate taxes payable                                           13,867              0
                                                                    -----------     ----------

          Total liabilities                                             233,334        251,644
                                                                    -----------     ----------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                           141,153        137,620
        Cumulative cash distributions                                   (58,533)       (57,119)
                                                                    ------------    -----------

                                                                         82,620         80,501
                                                                    ------------    -----------

     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                 39,358,468     39,358,468
        Cumulative net income                                        20,340,004     19,990,272
        Cumulative cash distributions                               (42,700,268)   (41,715,268)
        Reallocation of former general partners' deficit capital       (840,229)      (840,229)
                                                                    ------------   ------------

                                                                     16,157,975     16,793,243
                                                                    ------------   ------------

             Total partners' capital                                 16,240,595     16,873,744
                                                                    ------------   ------------

             Total liabilities and partners' capital                $16,473,929    $17,125,388
                                                                   =============  =============




       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2000           1999
                                                                   ----           ----
REVENUES:
     Rental income (Note 5)                                      $566,813       $682,380
     Interest income                                               15,197         14,863
     Recovery of amount previously written off                      1,391         11,783
     Other income                                                     267         13,006
                                                                 --------       --------
                                                                  583,668        722,032
                                                                 --------       --------
EXPENSES:
     Partnership management fees (Note 6)                          46,235         45,472
     Restoration fees (Note 6)                                         56             93
     Insurance                                                      4,375          5,968
     General and administrative                                    21,258         14,955
     Advisory Board fees and expenses                               4,017          2,600
     Ground lease payments (Note 3)                                31,372         31,724
     Expenses incurred due to default by lessee                         0          2,284
     Professional services                                         31,664         28,814
     Depreciation                                                  88,098         93,951
     Amortization                                                   3,328          2,313
                                                                 --------       --------
                                                                  230,403        228,174
                                                                 --------       --------

NET INCOME                                                       $353,265       $493,858
                                                                 ========       ========

NET INCOME - CURRENT GENERAL PARTNER                               $3,533         $4,939

NET INCOME - LIMITED PARTNERS                                     349,732        488,919
                                                                 --------       --------

                                                                 $353,265       $493,858
                                                                 ========       ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                 $7.56         $10.56
                                                                 ========       ========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                        2000             1999
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $353,265       $493,858
     Adjustments to reconcile net income to net
       cash provided by operating activities -
             Depreciation and amortization                                               91,426         96,264
             Recovery of amounts previously written off                                  (1,391)       (11,783)
             Interest applied to Indemnification Trust account                           (4,321)        (3,343)
             Decrease in rents and other receivables                                    398,130        191,546
             (Deposits) Withdrawals for payment of real estate taxes                          0          4,404
             Decrease in prepaids                                                         4,122          5,139
             Decrease in deferred rent receivable                                         8,419          5,391
             (Decrease) in due to current General Partner                                  (190)          (748)
             Increase/(Decrease) in accounts payable and other                          (15,527)         2,675
             Increase/(Decrease) in real estate taxes payable                            13,867        (11,932)
             (Decrease) in unearned rental income                                       (16,460)       (11,036)
                                                                                     ----------     ----------

                        Net cash from operating activities                              831,340        760,435
                                                                                     ----------     ----------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                                   0          9,465
     Principal payments received on notes receivable                                          0          2,309
     Proceeds from sale of investment properties                                              0         18,300
     Recoveries from former affiliates                                                    1,391          2,318
                                                                                     ----------     ----------

                        Net cash from investing activities                                1,391         32,392
                                                                                     ----------     ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                            (985,000)      (825,000)
     Cash distributions to current General Partner                                       (1,414)        (1,975)
                                                                                     ----------     ----------

                        Net cash (used in) financing activities                        (986,414)      (826,975)
                                                                                     ----------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (153,683)       (34,148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,387,306      1,256,165
                                                                                     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,233,623     $1,222,017
                                                                                     ==========     ==========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 1999 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000, and the results of operations for the three-month periods ended March 31, 2000, and 1999, and cash flows for the three-month periods ended March 31, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 2000, the Partnership owned 28 properties with specialty leasehold improvements in 12 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents were previously accrued throughout the year based on the tenant's actual reported year-to-date sales along with management's estimate of the tenant's sales for any remaining unreported periods during the year. However, effective January 1, 2000, the Partnership adopted Staff Accounting Bulletin 101, which requires the recording of percentage rents only when the tenant has reached the breakpoint stipulated in its lease.

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

The Partnership follows Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2000, $5,783,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,115,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.     INVESTMENT PROPERTIES:
       ----------------------

As of March 31, 2000, the Partnership owned 26 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, three (3) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mr. Munchies restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 28 properties are located in a total of thirteen
(13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At March 31, 2000, one of the Partnership's properties was unoccupied.

DenAmerica did not renew its lease on the Denny's property, on Camelback Road in Phoenix, Arizona when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying
rent.   Management is currently marketing the property for lease to a new tenant.

Management has been in a dispute with DenAmerica, the tenant of the Denny's on North 7/th/ Street in Phoenix, Arizona, regarding the rental terms of its lease. The tenant was $76,000 delinquent at March 31, 2000, as a result of this dispute. Management entered into a settlement agreement with the tenant to provide fixed rents in exchange for the removal of a right of first refusal in the tenant's lease.

During April 2000, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardeee's lease on this property does not expire until 2002, and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management is marketing the property for lease to a new tenant.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,093 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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


Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:


            Year ending
            December 31,
            2000                         $ 2,259,600
            2001                           2,161,547
            2002                           2,104,680
            2003                           2,063,149
            2004                           2,064,619
            Thereafter                    10,340,927
                                          ----------
                                         $20,994,522
                                          ==========


Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 37% of total base rents for 1999.

6.     TRANSACTIONS WITH CURRENT GENERAL PARTNER:
       ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 2000 and 1999 are as follows.


                                          Incurred as of  Incurred as of
Current General Partner                   March 31, 2000  March 31, 1999
-----------------------                   --------------  --------------

Management fees                                  $46,235         $45,472

Restoration fees                                      56              93

Overhead allowance                                 3,735           3,669

Reimbursement for out-of-pocket expenses           4,186           2,717

Cash distribution                                  1,414           1,975
                                                   -----           -----
                                                 $55,626         $53,926
                                                 =======         =======
7.     CONTINGENT LIABILITIES:
       -----------------------

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


8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2000. Funds are invested in U.S. Treasury securities. In addition, $90,166 of earnings have been credited to the Trust as of March 31, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.   SUBSEQUENT EVENTS:
      ------------------

On May 15, 2000, the Partnership made distributions to the Limited Partners for the First Quarter of 2000 of $575,000 amounting to approximately $12.42 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at March 31,2000, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

DenAmerica, Inc. did not renew the lease on its Denny's store, on Camelback Road in Phoenix, Arizona upon the original lease's expiration on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management is currently marketing the property for lease to a new tenant.

Management has been in a dispute with DenAmerica, the tenant of the Denny's on North 7/th/ Street in Phoenix, Arizona, regarding the rental terms of its lease. The tenant was $76,000 delinquent at March 31, 2000, as a result of this dispute. Management entered into a settlement agreement with the tenant to provide fixed rents in exchange for the removal of a right of first refusal in the tenants lease.

During April 2000, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardeee's lease on this property does not expire until 2002, and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management is marketing the property for lease to a new tenant.

Other Assets
------------

Cash and cash equivalents were approximately $1,234,000 at March 31, 2000, compared to $1,387,000 at December 31, 1999. The Partnership designated cash of $575,000 to fund the First Quarter 2000 distributions to Limited Partners, $391,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2000, in the amount of $35,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000 of $985,000 and $1,414, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 2000 distribution of $575,000 was paid to the Limited Partners on May 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 2000, in the amount of $353,000 compared to net income for the quarter ended March 31, 1999, of $494,000.

Revenues
--------

Total revenues were $584,000 and $722,000, for the quarters ended March 31, 2000 and 1999, respectively. The decrease is primarily due to an accounting change which precludes the recognition of percentage rents until the tenant has reached its specified breakpoint. In the past, percentage rents were accrued throughout the year in which they were earned.

Total revenues should approximate $2,700,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2000 and 1999, cash expenses amounted to approximately 24% and 18%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 39% and 32%, of total revenues for the quarters ended March 31, 2000 and 1999, respectively.

Although total expenses have remained constant from year to year, these percentages are adversely affected by the reduced revenue recorded during the first quarter of 2000 as a result of the aforementioned accounting change.

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

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 2000, regarding the First Quarter 2000 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner


       /s/Bruce A. Provo
By:    __________________________________________
       Bruce A. Provo, President


Date:  May 15, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       ------------------------------------------
       Bruce A. Provo, President


Date:  May 15, 2000



By:    /s/Kristin J. Atkinson
       ------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 15, 2000