Form 10-Q
period 2000-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2000-08-11
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2000
                                    ---------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _________

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

                      June 30, 2000 and December 31, 1999
                      -----------------------------------

                                    ASSETS

                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2000           1999
                                                     -----------    -----------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                            $ 7,298,596    $ 7,298,596
     Buildings                                        12,198,213     12,198,213
     Equipment                                           669,778        669,778
     Accumulated depreciation                         (5,663,373)    (5,487,177)
                                                     -----------    -----------

          Net investment properties and equipment     14,503,214     14,679,410
                                                     -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                         1,166,358      1,387,306
     Cash held in Indemnification Trust (Note 8)         345,223        335,845
     Rents and other receivables                          42,819        489,412
     Deferred rent receivable                            117,223        134,063
     Prepaid insurance                                     5,866         14,392
     Deferred charges                                     78,875         84,960
                                                     -----------    -----------
          Total other assets                           1,756,364      2,445,978
                                                     -----------    -----------

          Total assets                               $16,259,578    $17,125,388
                                                     ===========    ===========



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                     (Unaudited)
                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                    ------------      ------------
LIABILITIES:
     Accounts payable and accrued expenses                          $     58,642      $     50,286
     Due to current General Partner                                        1,422             1,968
     Security deposits                                                   117,850           117,850
     Unearned rental income                                               61,918            81,540
                                                                    ------------      ------------

            Total liabilities                                            239,832           251,644
                                                                    ------------      ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                            144,708           137,620
        Cumulative cash distributions                                    (59,954)          (57,119)
                                                                    ------------      ------------

                                                                          84,754            80,501
                                                                    ------------      ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                  39,358,468        39,358,468
        Cumulative net income                                         20,692,021        19,990,272
        Cumulative cash distributions                                (43,275,268)      (41,715,268)
        Reallocation of former general partners' deficit capital        (840,229)         (840,229)
                                                                    ------------      ------------

                                                                      15,934,992        16,793,243
                                                                    ------------      ------------

            Total partners' capital                                   16,019,746        16,873,744
                                                                    ------------      ------------

            Total liabilities and partners' capital                 $ 16,259,578      $ 17,125,388
                                                                    ============      ============



       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                               Three Months Ended            Six Months Ended
                                                               ------------------            -----------------
                                                                    June 30,                       June 30,
                                                                    --------                       --------
                                                              2000           1999            2000           1999
                                                            --------       --------       ----------     ----------
REVENUES:
     Rental income (Note 5)                                 $595,930       $681,275       $1,162,743     $1,363,655
     Interest income                                          15,212         14,398           30,409         29,261
     Recovery of amount previously written off                   927         25,835            2,318         37,618
     Other income                                              1,179         73,866            1,446         86,872
                                                            --------       --------       ----------     ----------
                                                             613,248        795,374        1,196,916      1,517,406
                                                            --------       --------       ----------     ----------

EXPENSES:
    Partnership management fees                               46,928         45,954           93,163         91,426
    Insurance                                                  4,404          5,967            8,779         11,935
    General and administrative                                40,888         23,123           62,146         38,078
    Advisory Board fees and expenses                           3,968          3,625            7,985          6,225
    Write-off uncollectible receivables                        6,810              0            6,810              0
    Ground lease payments (Note 3)                            26,389         31,372           57,761         63,096
    Expenses incurred due to default by lessee                 1,390          1,607            1,390          3,891
    Real estate taxes                                              0        (45,210)               0        (45,210)
    Professional services                                     36,007         25,015           67,671         53,922
    Restoration Fees                                              37              0               93              0
    Depreciation                                              88,098         93,952          176,196        187,903
    Amortization                                               2,757         32,913            6,085         35,226
                                                            --------       --------       ----------     ----------
                                                             257,676        218,318          488,079        446,492
                                                            --------       --------       ----------     ----------

NET INCOME                                                  $355,572       $577,056       $  708,837     $1,070,914
                                                            ========       ========       ==========     ==========

NET INCOME - CURRENT GENERAL PARTNER                        $  3,556       $  5,771       $    7,088     $   10,709
NET INCOME - LIMITED PARTNERS                                352,016        571,285          701,749      1,060,205
                                                            --------       --------       ----------     ----------

                                                            $355,572       $577,056       $  708,837     $1,070,914
                                                            ========       ========       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding         $   7.61       $  12.34       $    15.16     $    22.91
                                                            ========       ========       ==========     ==========


       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                               2000            1999
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $   708,837     $ 1,070,914
    Adjustments to reconcile net income to net
      cash provided by operating activities -
         Depreciation and amortization                                          182,281         223,129
         Recovery of amounts previously written off                              (2,318)        (37,618)
         Write-off of uncollectible receivables                                   6,810               0
         Interest applied to Indemnification Trust account                       (9,378)         (7,050)
         Decrease in rents and other receivables                                439,783          74,396
         Withdrawals/(Deposits) for payment of real estate taxes                      0             214
         Decrease in prepaids                                                     8,526          11,935
         Decrease in deferred rent receivable                                    16,840          10,783
         (Decrease) in due to current General Partner                              (546)           (415)
         Increase/(Decrease) in accounts payable and other                        8,356          (9,668)
         (Decrease) in real estate taxes payable                                      0         (50,291)
         Increase (Decrease) in unearned rental income                          (19,622)          2,024
                                                                            -----------     -----------

              Net cash from operating activities                              1,339,569       1,288,353
                                                                            -----------     -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

    Principal payments received on direct financing leases                            0          35,300
    Principal payments received on notes receivable                                   0           2,317
    Proceeds from sale of investment properties                                       0          18,300
    Recoveries from former affiliates                                             2,318           2,318
                                                                            -----------     -----------

              Net cash from investing activities                                  2,318          58,235
                                                                            -----------     -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:

         Cash distributions to Limited Partners                              (1,560,000)     (1,425,000)
         Cash distributions to current General Partner                           (2,835)         (4,283)
                                                                            -----------     -----------

              Net cash (used in) financing activities                        (1,562,835)     (1,429,283)
                                                                            -----------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (220,948)        (82,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,387,306       1,256,165
                                                                            -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,166,358     $ 1,173,470
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of June 30, 2000, and the results of operations for the three and six-month periods ended June 30, 2000, and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 2000, the Partnership owned 28 properties with specialty leasehold improvements in 12 of these properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2000, $5,785,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized

$1,116,000 as income over the past four years, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 2000, the Partnership owned 26 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, three (3) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mulberry Street Grill restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one
(1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 28 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At June 30, 2000, one of the Partnership's properties was unoccupied.

DenAmerica did not renew its lease on the Denny's property on Camelback Road in Phoenix, Arizona when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management has negotiated a termination of the ground lease on this property. Pursuant to the terms of the agreement, the Partnership will pay $90,000 during the Third Quarter of 2000 in exchange for all future ground lease obligations, and possession of the property will return to the ground lessor.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"), which amount has been reduced due to the 1998 sale of DiVall 1. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,130 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $126,000 and expire in the years 2003 and 2008, although Management has negotiated a termination of the lease expiring in 2003, which should be effective during the Third Quarter of 2000.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six-month periods ended June 30, 2000 and 1999 are as follows.

                                             Incurred as of    Incurred as of
Current General Partner                       June 30, 2000     June 30, 1999
-----------------------                       -------------     -------------

Management fees                                    $ 93,163          $ 91,426
Restoration fees                                         93                 0
Overhead allowance                                    7,524             7,376
Reimbursement for out-of-pocket expenses              6,477             5,314
Cash distribution                                     2,835             4,283
                                                   --------          --------
                                                   $110,092          $108,399
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

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2000. Funds are invested in U.S. Treasury securities. In addition, $95,223 of earnings have been credited to the Trust as of June 30, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 2000, the Partnership made distributions to the Limited Partners for the Second Quarter of 2000 of $575,000 amounting to approximately $12.42 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 2000, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

DenAmerica, Inc. did not renew the lease on its Denny's store on Camelback Road in Phoenix, Arizona upon the original lease's expiration on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management has negotiated a termination of the ground lease for this property. Pursuant to the terms of the agreement, the Partnership will pay $90,000.00 during the Third Quarter of 2000 in exchange for all future ground lease obligations and will return possession of the property to the ground lessor.

Other Assets
------------

Cash and cash equivalents were approximately $1,166,000 at June 30, 2000, compared to $1,387,000 at December 31, 1999. The Partnership designated cash of $575,000 to fund the Second Quarter 2000 distributions to Limited Partners, $122,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 2000, in the amount of $59,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000 of $1,560,000 and $2,835, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 2000 distribution of $575,000 was paid to the Limited Partners on August 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 2000, in the amount of $356,000 compared to net income for the quarter ended June 30, 1999, of $577,000. For the six months ended June 30, 2000 and 1999, net income totaled $709,000 and $1,071,000, respectively.

Revenues
--------

Total revenues were $613,000 and $795,000, for the quarters ended June 30, 2000 and 1999, respectively, and were $1,197,000 and $1,517,000 for the six months ended June 30, 2000 and 1999 , respectively. The decrease is primarily due to an accounting standards change which precludes the recognition of percentage rents until the tenant has reached their specified breakpoint. In the past, percentage rents were accrued throughout the year in which they were earned, based on previous Generally Accepted Accounting Principles. The 1999 Second Quarter revenue also included a $73,000 note payment from a former tenant which had previously been written off.

Total revenues should approximate $2,700,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 2000 and 1999, cash expenses amounted to approximately 26% and 11%, of total revenues, respectively. For the six months ended June 30, 2000 and 1999, cash expenses totaled 25% and 15%, respectively. Total expenses, including non-cash items, amounted to approximately 42% and 27%, of total revenues for the quarters ended June 30, 2000 and 1999, respectively, and totaled 41% and 29% for the six months ended June 30, 2000 and 1999, respectively.

A reversal of a property tax accrual was recorded during 1999 due to the assumption of liability for these taxes by a tenant who assumed the lease. The percentages are also adversely affected by the reduced revenue recorded during 2000 as a result of the aforementioned accounting change.

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

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 2000, regarding the Second Quarter 2000 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------
       Bruce A. Provo, President


Date:  August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo,
       --------------------------------
       Bruce A. Provo, President


Date:  August 14, 2000



By:    /s/ Kristin J. Atkinson
       --------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  August 14, 2000