Form 10-Q
period 2000-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2000-11-13
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2000
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

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

                    September 30, 2000 and December 31, 1999
                    ----------------------------------------

                                     ASSETS

                                                                 (Unaudited)
                                                                September 30,   December 31,
                                                                    2000           1999
                                                                 -----------    -----------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
     Land                                                        $ 7,298,596    $ 7,298,596
     Buildings                                                    11,902,463     12,198,213
     Equipment                                                       669,778        669,778
     Accumulated depreciation                                     (5,598,311)    (5,487,177)
                                                                 -----------    -----------

          Net investment properties and equipment                 14,272,526     14,679,410
                                                                 -----------    -----------


OTHER ASSETS:
     Cash and cash equivalents                                     1,009,781      1,387,306
     Cash held in Indemnification Trust (Note 8)                     350,484        335,845
     Rents and other receivables                                     216,414        489,412
     Deferred rent receivable                                        114,104        134,063
     Prepaid insurance                                                 1,462         14,392
     Deferred charges                                                 76,117         84,960
                                                                 -----------    -----------
          Total other assets                                       1,768,362      2,445,978
                                                                 -----------    -----------

          Total assets                                           $16,040,888    $17,125,388
                                                                 ===========    ===========



        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 2000 and December 31, 1999
                    ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                      (Unaudited)
                                                                     September 30,  December 31,
                                                                         2000           1999
                                                                     ------------   ------------
LIABILITIES:
     Accounts payable and accrued expenses                           $     45,217   $     50,286
     Due to current General Partner                                         1,385          1,968
     Security deposits                                                    117,850        117,850
     Unearned rental income                                                86,800         81,540
                                                                     ------------   ------------

              Total liabilities                                           251,252        251,644
                                                                     ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                             148,171        137,620
        Cumulative cash distributions                                     (61,339)       (57,119)
                                                                     ------------   ------------

                                                                           86,832         80,501
                                                                     ------------   ------------
     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                   39,358,468     39,358,468
        Cumulative net income                                          21,034,833     19,990,272
        Cumulative cash distributions                                 (43,850,268)   (41,715,268)
        Reallocation of former general partners' deficit capital         (840,229)      (840,229)
                                                                     ------------   ------------

                                                                       15,702,804     16,793,243
                                                                     ------------   ------------

              Total partners' capital                                  15,789,636     16,873,744
                                                                     ------------   ------------

              Total liabilities and partners' capital                $ 16,040,888   $ 17,125,388
                                                                     ============   ============



        The accompanying notes are an integral part of these statements.

              DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                          Three Months Ended            Nine Months Ended
                                                          ------------------           ------------------
                                                            September 30,                 September 30,
                                                            -------------                 -------------
                                                         2000            1999         2000             1999
                                                       --------        --------    ----------       ----------
REVENUES:
    Rental income (Note 5)                             $758,089        $697,497    $1,920,832       $2,061,152
    Interest income                                      15,558          12,308        45,967           41,569
    Recovery of amount previously written off             1,390         (17,146)        3,708           20,472
    Other income                                             55           1,266         1,501           88,138
                                                       --------        --------    ----------       ----------
                                                        775,092         693,925     1,972,008        2,211,331
                                                       --------        --------    ----------       ----------
EXPENSES:
    Partnership management fees                          46,910          45,880       140,073          137,306
    Insurance                                             4,404           5,968        13,183           17,903
    General and administrative                           14,141          21,848        76,287           59,926
    Advisory Board fees and expenses                      2,187           2,600        10,172            8,825
    Ground lease payments (Note 3)                       16,511          31,372        74,272           94,468
    Expenses incurred due to default by lessee              740           1,994         2,130            5,885
    Real estate taxes                                         0             829             0          (44,381)
    Professional services                                20,422          25,565        88,093           79,487
    Professional services related to restoration             55             167           148              167
    Ground lease termination fee (Note 3)                90,000               0        90,000                0
    Loss on disposal of assets (Note 3)                 142,591               0       142,591                0
    Write-off of uncollectible receivables                    0               0         6,810                0
    Depreciation                                         88,098          93,988       264,294          281,891
    Amortization                                          2,758           2,048         8,843           37,274
                                                       --------        --------    ----------       ----------
                                                        428,817         232,259       916,896          678,751
                                                       --------        --------    ----------       ----------

NET INCOME                                             $346,275        $461,666    $1,055,112       $1,532,580
                                                       ========        ========    ==========       ==========

NET INCOME - CURRENT GENERAL PARTNER                   $  3,463        $  4,617    $   10,551       $   15,326
NET INCOME - LIMITED PARTNERS                           342,812         457,049     1,044,561        1,517,254
                                                       --------        --------    ----------       ----------

                                                       $346,275        $461,666    $1,055,112       $1,532,580
                                                       ========        ========    ==========       ==========

NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 46,280.3 Interests outstanding        $7.41           $9.88        $22.57           $32.78
                                                          =====           =====        ======           ======


        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                          Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                             2000                  1999
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 1,055,112           $ 1,532,580
     Adjustments to reconcile net income to net
       cash provided by operating activities -
             Depreciation and amortization                                   273,137               319,165
             Recovery of amounts previously written off                       (3,708)              (20,472)
             Net (loss) on disposal of assets                                142,591                     0
             Interest applied to Indemnification Trust account               (14,639)              (10,579)
             Decrease in rents and other receivables                         272,998                 9,695
             Withdrawals/(Deposits) for payment of real estate taxes               0                 4,404
             Decrease in prepaids                                             12,930                17,903
             Decrease in deferred rent receivable                             19,958                   711
             (Decrease) in due to current General Partner                       (583)                 (876)
             Increase/(Decrease) in accounts payable and other                (5,069)                2,994
             Increase/(Decrease) in security deposits                              0                15,833
             Increase/(Decrease) in real estate taxes payable                      0               (56,918)
             Increase in unearned rental income                                5,260                24,801
                                                                         -----------           -----------

                       Net cash from operating activities                  1,757,987             1,839,241
                                                                         -----------           -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                        0                16,300
     Principal payments received on notes receivable                               0                 2,317
     Investment in leasing commissions                                             0               (33,441)
     Proceeds from sale of investment properties                                   0                18,300
     Investment in building improvements                                           0               (13,800)
     Recoveries from former affiliates                                         3,708                 4,172
                                                                         -----------           -----------

                       Net cash from investing activities                      3,708                (6,152)
                                                                         -----------           -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                               (2,135,000)           (2,075,000)
     Cash distributions to current General Partner                            (4,220)               (6,130)
                                                                         -----------           -----------

                       Net cash (used in) financing activities            (2,139,220)           (2,081,130)
                                                                         -----------           -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (377,525)             (248,041)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,387,306             1,256,165
                                                                         -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,009,781           $ 1,008,124
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of September 30, 2000, and the results of operations for the three and nine-month periods ended September 30, 2000, and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 2000, the Partnership owned 27 properties with specialty leasehold improvements in 12 of these properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2000, $5,788,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized

$1,117,000 as income over the past four years, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 2000, the Partnership owned 25 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, two
(2) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mulberry Street Grill restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 27 properties are located in a total of thirteen (13) states.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"), which amount has been reduced due to the 1998 sale of DiVall 1. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,185 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns two (2) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $66,000 and expires in the year 2008. An additional ground lease expiring in 2003 was terminated during the Third Quarter of 2000, in exchange for a payment of $90,000 and the return of the property to the lessor, resulting in a $142,000 loss.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 2000 and 1999 are as follows.

                                              Incurred as of      Incurred as of
Current General Partner                     September 30, 2000  September 30, 1999
----------------------------------------    ------------------  ------------------
Management fees                                  $140,073            $137,306
Overhead allowance                                 11,313              11,084
Reimbursement for out-of-pocket expenses            7,992               7,008
Cash distribution                                   4,220               6,130
                                                 --------            --------
                                                 $163,598            $161,528
                                                 ========            ========

7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2000, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2000. Funds are invested in U.S. Treasury securities. In addition, $100,484 of earnings have been credited to the Trust as of September 30, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------
On November 15, 2000, the Partnership will make distributions to the Limited Partners for the Third Quarter of 2000 of $500,000 amounting to approximately $10.80 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------
Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------
The investment properties, including equipment held by the Partnership at September 30, 2000, were originally purchased at a price, including acquisition costs, of approximately $23,435,000.

DenAmerica, Inc. did not renew the lease on its Denny's store on Camelback Road in Phoenix, Arizona upon the original lease's expiration on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. The property was subject to a ground lease which the Partnership terminated during the Third Quarter of 2000 for a payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $142,000 loss.

Other Assets
------------

Cash and cash equivalents, were approximately $1,010,000 at September 30, 2000, compared to $1,387,000 at December 31, 1999. The Partnership designated cash of $500,000 to fund the Third Quarter 2000 distributions to Limited Partners, $134,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 2000, in the amount of $45,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000 of $2,135,000 and $4,220, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 2000 distribution of $500,000 was paid to the Limited Partners on November 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 2000, in the amount of $346,000 compared to net income for the quarter ended September 30, 1999, of $462,000. For the nine months ended September 30, 2000 and 1999, net income totaled $1,055,000 and $1,533,000, respectively.

Revenues
--------

Total revenues were $775,000 and $694,000, for the quarters ended September 30, 2000 and 1999, respectively, and were $1,972,000 and $2,211,000 for the nine months ended September 30, 2000 and 1999, respectively. Percentage rent income has varied from 1999 to 2000 due to an accounting standards change which precludes the recognition of percentage rents until the tenants have reached their specified breakpoints. In the past, percentage rents were accrued throughout the year in which they were earned.

Total revenues should approximate $2,700,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended September 30, 2000 and 1999, cash expenses amounted to approximately 25% and 20%, of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, cash expenses totaled 25% and 16%, respectively. Total expenses, including non-cash items, amounted to approximately 55% and 33%, of total revenues for the quarters ended September 30, 2000 and 1999, respectively, and totaled 46% and 31% for the nine months ended September 30, 2000 and 1999, respectively.

A reversal of a property tax accrual was recorded during 1999 due to the assumption of liability for these taxes by a tenant who assumed the lease. The percentages are also affected by the timing of revenue recorded in 2000 as a result of the aforementioned accounting change and by the termination of the ground lease on the Denny's property in Phoenix, Arizona.

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

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 2000, regarding the Third Quarter 2000 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 2000.

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


Date:  November 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  _________________________________________________
     Bruce A. Provo, President


Date:  November 12, 2000



By:  __________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 12, 2000