Form 10-K405
period 2000-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2001-03-26
CIK 825788

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          December 31, 2000
                                        ---------------------------------------

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                   Index to Exhibits located on page: 28-29
                                                     -------

                                    PART I

Item 1.   Business

Background
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the "Partnership Agreement"). As of December 31, 2000, the Partnership consisted of one General Partner and 2,447 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 2000, the Partnership owned 27 properties with specialty leasehold improvements in 11 of these properties, as more fully discussed in
Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer has been identified for the Partnership's assets, and Management will continue normal operations for the foreseeable future.

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

Advisory Board
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the

Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from each of the two remaining Partnerships:
Richard Otte and Jesse Small from the Partnership, and Albert Kramer from DiVall
3. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2000:

                                                                                                   Lease
Acquisi-       Property Name                                         Purchase         Rental Per   Expiration        Renewal
tion Date      & Address                         Lessee              Price (1)        Annum        Date              Options
---------      ---------                         ------              ---------        -----        ----              -------
03/11/88       Miami Subs                        QSR, Inc.               $743,625      $54,000    03-30-2016         None
               US-1 Near PGA Blvd
               Palm Beach, FL

06/15/88       Denny's                           DenAmerica, Inc.       1,087,137(2)    90,000    08-31-2009           (3)
               8801 N 7th St
               Phoenix, AZ

07/15/88       Hooter's                          TWI X, Inc.            1,346,719       95,000    07-15-2008         None
               7669 Grapevine Hwy
               N Richland Hills, TX

08/01/88       Hardee's                          Hardee's Food          1,091,190(2)    58,667    11-30-2001           (3)
               106 N Chicago Ave                 Systems, Inc.
               S Milwaukee, WI

08/15/88       Denny's                           First Foods, Inc.      1,155,965(2)    65,000    12-31-2008         None
               2360 W Northern Ave
               Phoenix, AZ

10/10/88       Kentucky Fried Chicken (5)        KFC National             451,230       60,000    06-30-2018         None
               1014 S St Francis Dr              Management Co.
               Santa Fe, NM

12/22/88       Wendy's                           WenSouth Orlando,        596,781       76,920     11-6-2016         None
               1721 Sam Rittenburg Blvd          Ltd.
               Charleston, SC

12/22/88       Wendy's                           WenSouth Orlando,        649,594       86,160     11-6-2016         None
               3013 Peach Orchard Rd             Ltd.
               Augusta, GA

12/29/88       Popeye's                          Stillman Mgmt.           580,938       77,280    12-31-2009         None
               2562 Western Ave                  Co., Inc.
               Park Forest, IL

                                                                                                       Lease
Acquisi-       Property Name                                            Purchase          Rental Per   Expiration          Renewal
tion Date      & Address                         Lessee                 Price (1)         Annum        Date                Options
---------      ---------                         ------                 ---------         -----        ----                -------
02/21/89       Wendy's                           WenSouth Orlando,        776,344          96,780        11-6-2016         None
               1901 Whiskey Rd                   Ltd.
               Aiken, SC

02/21/89       Wendy's                           WenSouth Orlando,        728,813          96,780        11-6-2016         None
               1730 Walton Way                   Ltd.
               Augusta, GA

02/21/89       Wendy's                           WenSouth Orlando,        528,125          70,200        11-6-2016         None
               347 Folly Rd                      Ltd.
               Charleston, SC

02/21/89       Wendy's                           WenSouth Orlando,        580,938          77,280        11-6-2016         None
               361 Hwy 17 Bypass                 Ltd.
               Mount Pleasant, SC

03/14/89       Wendy's                           WenSouth Orlando,        633,750          90,480        11-6-2016         None
               1004 Richland Ave                 Ltd.
               Aiken, SC

04/20/89       Hostetlers, BBQ                   Hickory Park, Inc.       897,813(2)       60,000        7-15-2008           (3)
               4875 Merle Hay
               Des Moines, IA

04/28/89       Hardee's                          Hardee's Food            686,563          64,000       04-30-2009           (3)
               1570 E Sumner St                  Systems, Inc.
               Hartford, WI

10/18/89       Hardee's                          Hardee's Food          1,421,983(2)       76,000       04-30-2009           (3)
               4000 S 27th St                    Systems, Inc.
               Milwaukee, WI

12/28/89       Village Inn                       Columbia VI,             845,000(2)       60,000       11-30-2009           (3)
               2451 Columbia Rd                   L.L.C.
               Grand Forks, ND

12/29/89       Wendy's                           WenSouth Orlando,        660,156          87,780        11-6-2016         None
               1717 Martintown Rd                Ltd.
               N Augusta, SC

12/29/89       Wendy's                           WenSouth Orlando,        580,938          77,280        11-6-2016         None
               1515 Savannah Hwy                 Ltd.
               Charleston, SC

12/29/89       Wendy's                           WenSouth Orlando,        633,750          84,120        11-6-2016         None
               3869 Washington Rd                Ltd.
               Martinez, GA

01/01/90       Sunrise Preschool                 Sunrise                1,182,735(2)      134,136       05-31-2009         None
               4111 E Ray Rd                     Preschools, Inc.
               Phoenix, AZ

01/05/90       Hardee's                          Hardee's Food          1,140,236(2)       88,000       11-30-2009           (3)
               20 N Pioneer Rd                   Systems, Inc.
               Fond du lac, WI

01/31/90       Blockbuster Video                 Blockbuster              646,425           9,920       01-31-2001           (6)
               336 E 12th St                     Videos, Inc.
               Ogden, UT

03/21/90       Fiesta Time                       DenAmerica, Inc.       1,179,501(2)       85,800       04-30-2012           (3)
               688 N Blue Lakes Blvd
               Twin Falls, ID

                                                                                       Lease
Acquisi-       Property Name                                            Purchase       Rental Per       Expiration         Renewal
tion Date      & Address                         Lessee                 Price (1)      Annum            Date               Options
---------      ---------                         ------                 ---------      -----            ----               -------
05/02/90       Mulberry Street Grill (4)         Mr. Munchies, Inc.       514,259(2)       61,200       05-30-2008         None
               3752 E Ind School
               Phoenix, AZ

05/31/90       Applebee's                        Thomas & King,                                         10-31-2009         None
               2770 Brice Rd                     Inc.                   1,434,434(2)      135,780
                                                                      -----------         -------
               Columbus, OH
                                                                      $22,774,942      $2,118,563
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

          (6) Lease renewal negotiations have been finalized with Blockbuster, however, the lease amendment has not been formally executed. The lease will be extended to January 31, 2006 with two(2) five year options.

          In connection with the proposed liquidation of the Partnership during 1998, Management received appraisals on each of the Properties. Six of the Properties were written down to their estimated net realizable values, based on the appraisal amounts received. The write-downs approximated $685,000.

          The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off, because the tenant could not be located. During the Fourth Quarter of 1999, the property was sold for $450,000 at a gain of approximately $26,000.

          DenAmerica did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, DenAmerica notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor for this property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss.

          During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016. In connection with these extensions, a commission of $190,000 was paid to an affiliate of the General Partner.

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

(b) As of December 31, 2000 there were 2,447 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2000 and 1999, $2,635,000 and $2,575,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $6,887 and $8,190 in 2000 and 1999, respectively.

Item 6.   Selected Financial Data

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                     December 31, 2000, 1999, 1998, 1997, and 1996
                      (not covered by Independent Auditor's Report)

-------------------------------------------------------------------------------------------------------------------
                                   2000             1999               1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
Total Revenue                   $2,853,286        $3,024,407         $3,622,550        $3,448,300        $5,316,853
-------------------------------------------------------------------------------------------------------------------
Net Income                       1,721,791         2,047,520          1,524,131         2,183,977         3,277,512
-------------------------------------------------------------------------------------------------------------------

Net Income per Limited
Partner
Interest                             36.83             43.80              32.60             46.72             70.11
-------------------------------------------------------------------------------------------------------------------
Total Assets                    16,199,631        17,125,388         17,693,852        20,894,198        23,379,356
-------------------------------------------------------------------------------------------------------------------
Total Partners' Capital         15,953,648        16,873,744         17,409,414        20,479,121        22,903,880
-------------------------------------------------------------------------------------------------------------------
Cash Distributions per
Limited Partnership
Interest                             56.94             55.64              99.07             99.39            147.47
-------------------------------------------------------------------------------------------------------------------

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 2000, were originally purchased at a price, including acquisition costs, of approximately $22,775,000.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. Management sold the property during the Fourth Quarter of 1999 for $450,000 at a gain of approximately $26,000.

DenAmerica did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, DenAmerica notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016.

Other Assets
------------

Cash and cash equivalents, held by the Partnership, totaled approximately $752,000 at December 31, 2000, compared to $1,387,000 at December 31, 1999. The
Partnership designated cash of $575,000 to fund the Fourth Quarter 2000 distributions to Limited Partners paid in February 2001, $128,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Deferred charges totaled approximately $263,000 and $85,000, net of amortization, at December 31, 2000 and 1999, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten(10) Wendy's restaurants.

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 2000, in the amount of $40,000, primarily represented the year-end accruals of legal and auditing fees.

Due to the Current General Partner amounted to $3,000 at December 31, 2000, representing the General Partner's portion of the Fourth Quarter distribution.

Partners' Capital:
-----------------

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000 of $2,635,000 and $6,887, respectively, have also been in accordance with the Partnership Agreement. The Fourth Quarter 2000 distribution of $575,000 was paid to the Limited Partners on February 15, 2001.

Results of Operations:
---------------------

The Partnership reported net income for the year ended December 31, 2000, in the amount of $1,722,000 compared to net income for the years ended December 31, 1999 and 1998, of $2,048,000 and $1,524,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of tenant defaults, non-cash write-offs, property write-downs, real estate taxes on vacant properties, and property valuation costs. Results were also impacted by gains or losses on the disposition of properties and the reversal of a portion of the former general partner receivable write-off.

Revenues
--------

Total revenues were $2,853,000, $3,024,000, and $3,623,000, for the years ended December 31, 2000, 1999, and 1998, respectively. A decrease in fixed rents resulted from tenant turnover, property sales, and modified leases. During 1998, gains totaling $639,000 were recorded on the sales of two Denny's restaurants and a Cash-A-Check store. Recoveries of receivables which had been previously written off totaled $41,000 during 1998. During 1999, a gain of $26,000 was recorded on the sale of the Red Apple Restaurant property, and recoveries totaled $85,000. Recoveries received during 2000 totaled $4,000.

Total revenues should approximate $2,700,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 2000, 1999, and 1998, cash expenses amounted to approximately 21%, 18%, and 24%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 40%, 32% and 58%, of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to non-cash write-offs, property write-downs and real estate taxes. In addition, during 1998, the Partnership incurred legal fees, appraisal fees, and fees for land title surveys and environmental inspections in connection with the proposed liquidation of the Partnership. Also during 2000, the Partnership paid a one-time $90,000 fee to terminate a ground lease. In connection with the termination, the property was returned to the ground lessor, resulting in a $153,000 loss.

Charge-offs of uncollectible rent, write-downs of property to their estimated net realizable values, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $6,800, $3,400, and $123,000 at December 31, 2000, 1999, and 1998, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. The 1998 write-off related to certain unpaid rent and notes receivable from DenAmerica, Inc. a tenant of two of the Partnership's Denny's properties.

During 1998, six properties were written down to their appraised value, resulting in a non-cash charge of $685,000.

Disposition fees incurred during 1998 were a result of the sales of two Denny's properties and the Cash-A-Check property to the tenants. The 1999 selling commission was a result of the sale of the Red Apple Restaurant property.

Selected Quarterly Financial Information (unaudited)
----------------------------------------------------

                                           Quarter Ended
                    March 31,       June 30,     September 30,     December 31,
                      2000             2000          2000             2000
                      ----             ----          ----             ----
Revenues            $583,668        $613,248       $775,092         $881,278

Net Income          $353,265        $355,572       $346,275         $ 66,679
Net Income Per Unit $   7.56        $   7.61       $   7.41         $  14.25

                                           Quarter Ended
                    March 31,       June 30,     September 30,     December 31,
                      1999            1999           1999             1999
                      ----            ----           ----             ----

Revenues            $722,032        $795,374       $693,925         $813,076

Net Income          $493,858        $577,056       $461,666         $514,940
Net Income Per Unit $  10.56        $  12.34       $   9.88         $  11.02

Percentage rent revenues were recognized evenly throughout the year during 1999. However, during 2000, recognition of percentage rents did not occur until the tenant actually reached their breakpoint specified in their lease as required by SAB 101.

Inflation:
---------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 19% of rental income for 2000. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 8. Financial Statements and Supplementary Data

           DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
           ------------------------------------------------------

                          (a Wisconsin limited partnership)
                          ---------------------------------

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
               -------------------------------------------

                                                                                                        Page
                                                                                                        ----
        Report of Independent Public Accountants             . . . . . . . . . . . . . . . . .         12

        Balance Sheets, December 31, 2000 and 1999           . . . . . . . . . . . . . . . . .         13 - 14

        Statements of Income for the Years
        Ended December 31, 2000, 1999, and 1998              . . . . . . . . . . . . . . . . .         15

        Statements of Partners' Capital for the
        Years Ended December 31, 2000, 1999, and 1998        . . . . . . . . . . . . . . . . .         16

        Statements of Cash Flows for the Years
        Ended December 31, 2000, 1999, and 1998              . . . . . . . . . . . . . . . . .         17

        Notes to Financial Statements                        . . . . . . . . . . . . . . . . .         18 - 25

        Schedule III--Real Estate and Accumulated
        Depreciation                                          . . . . . . . . . . . . . . . . .        31 - 32

                                                          [LOGO ARTHUR ANDERSEN]

                   Report of Independent Public Accountants



To the Partners of
Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (the Partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Chicago, Illinois
January 12, 2001

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 2000 and 1999
                          --------------------------

                                    ASSETS

                                                                           December 31,           December 31,
                                                                               2000                   1999
                                                                           ------------           ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)

         Land                                                               $ 7,298,596            $ 7,298,596
         Buildings                                                           11,902,463             12,198,213
         Equipment                                                              669,778                669,778
         Accumulated depreciation                                            (5,694,980)            (5,487,177)
                                                                            -----------            -----------

                  Net investment properties and equipment                    14,175,857             14,679,410
                                                                            -----------            -----------

OTHER ASSETS:

         Cash and cash equivalents                                              752,060              1,387,306
         Cash held in Indemnification Trust (Note 8)                            356,153                335,845
         Rents and other receivables (Net of allowance of $44,802 in 1999)      530,379                489,412
         Deferred rent receivable                                               105,684                134,063
         Prepaid insurance                                                       16,091                 14,392
         Deferred charges                                                       263,407                 84,960
         Unsecured notes receivable from lessees (Net of allowance of
           $50,000 in 2000 and 1999)                                                  0                      0
                                                                            -----------            -----------

                  Total other assets                                          2,023,774              2,445,978
                                                                            -----------            -----------

                  Total assets                                              $16,199,631            $17,125,388
                                                                            ===========            ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 2000 and 1999
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                            December 31,    December 31,
                                                                                2000            1999
                                                                            -------------   ------------
LIABILITIES:
         Accounts payable and accrued expenses                               $     40,059    $    50,286
         Due to current General Partner                                             2,667          1,968
         Security deposits                                                        117,850        117,850
         Unearned rental income                                                    85,407         81,540
                                                                             ------------    -----------

                              Total liabilities                                   245,983         251,644
                                                                             ------------    -----------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
                  Cumulative net income                                           154,838         137,620
                  Cumulative cash distributions                                   (64,006)        (57,119)
                                                                             ------------    -----------
                                                                                   90,832          80,501
                                                                             ------------    -----------
         Limited Partners (46,280.3 interests outstanding)
                  Capital contributions, net of offering costs                 39,358,468      39,358,468
                  Cumulative net income                                        21,694,845      19,990,272
                  Cumulative cash distributions                               (44,350,268)    (41,715,268)
                  Reallocation of former general partners' deficit capital       (840,229)       (840,229)
                                                                             ------------    -----------

                                                                               15,862,816      16,793,243
                                                                             ------------    -----------

                           Total partners' capital                             15,953,648      16,873,744
                                                                             ------------    -----------

                           Total liabilities and partners' capital           $ 16,199,631    $ 17,125,388
                                                                             ============    ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------

                                                                               2000             1999              1998
                                                                               -----            -----             ----
REVENUES:
   Rental income (Note 5)                                                   $2,786,584        $2,768,242        $2,764,028
   Interest income                                                              61,221            56,938           123,478
   Net other income                                                              1,773            88,139            55,142
   Recovery of amounts previously written off (Note 2)                           3,708            85,380            41,015
   Net gain on disposal of assets                                                    0            25,708           638,887
                                                                            ----------        ----------        ----------
                                                                             2,853,286         3,024,407         3,622,550
                                                                            ----------        ----------        ----------
EXPENSES:
   Partnership management fees (Note 6)                                        187,038           183,074           180,450
   Disposition fees (Note 6)                                                         0                 0            75,750
   Restoration fees (Note 6)                                                       148               260                 0
   Appraisal fees                                                                    0                 0            58,575
   Environmental inspections                                                         0                 0            48,250
   Land title surveys                                                                0                 0            66,150
   Insurance                                                                    17,864            22,770            23,319
   General and administrative                                                   81,814            71,574           108,569
   Advisory Board fees and expenses                                             12,360            11,425            15,766
   Selling Commissions - Non-affiliate                                               0            15,750                 0
   Loss on Disposal of property (Note 3)                                       153,159            12,699                 0
   Real estate taxes                                                                 0            10,032             9,323
   Ground lease payments (Note 3)                                               92,182           125,840           126,541
   Expenses incurred due to default by lessee                                    2,520             8,995             3,403
   Professional services                                                       125,497           101,440           150,639
   Professional services related to Investigation                                    0                 0             1,279
   Ground lease termination fee (Note 3)                                        90,000                 0                 0
   Depreciation                                                                350,394           369,989           412,950
   Amortization                                                                 11,709            39,639             9,252
   Provision for uncollectible rents and other receivables                       6,810             3,400           122,860
   Write down of properties to net realizable value (Note 3)                         0                 0           685,343
                                                                            ----------        ----------        ----------
                                                                             1,131,495           976,887         2,098,419
                                                                             ---------        ----------        ----------
NET INCOME                                                                  $1,721,791        $2,047,520        $1,524,131
                                                                            ==========        ==========        ==========
NET INCOME - CURRENT GENERAL PARTNER                                        $   17,218        $   20,475        $   15,241
NET INCOME - LIMITED PARTNERS                                                1,704,573         2,027,045         1,508,890
                                                                            ----------        ----------        ----------
                                                                            $1,721,791        $2,047,520        $1,524,131
                                                                            ==========        ==========        ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                         $    36.83        $    43.80        $    32.60
                                                                            ==========        ==========        ==========



        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             For the years ended December 31, 2000, 1999 and 1998
             ----------------------------------------------------

                                                        Current General Partner
                                                  -----------------------------------

                                                  Cumulative    Cumulative
                                                     Net           Cash
                                                   Income      Distributions       Total
                                                   -------     -------------       -----
BALANCE AT DECEMBER 31, 1997                      $101,904          $(40,091)     $61,813
Cash Distributions
 ($99.07 per limited partnership interest)                            (8,838)      (8,838)
Net Income                                          15,241                         15,241
                                                  --------          --------      -------
BALANCE AT DECEMBER 31, 1998                      $117,145          $(48,929)     $68,216
Cash Distributions
 ($55.64 per limited partnership interest)                            (8,190)      (8,190)
Net Income                                          20,475                         20,475
                                                  --------          --------      -------
BALANCE AT DECEMBER 31, 1999                      $137,620          $(57,119)     $80,501
                                                  ========          ========      =======
Cash Distributions
 ($56.94 per limited partnership interest)                            (6,887)      (6,887)
Net Income                                          17,218                         17,218
                                                  --------          --------      -------
BALANCE AT DECEMBER 31, 2000                      $154,838          $(64,006)     $90,832
                                                  ========          ========      =======


                                                                                Limited Partners
                                                       ----------------------------------------------------------------------

                                                         Capital
                                                      Contributions,                     Cumulative
                                                         Net of        Cumulative          Cash
                                                     Offering Costs    Net Income      Distribution  Reallocation     Total
                                                     --------------    ----------      ------------  ------------     -----
BALANCE AT DECEMBER 31, 1997                            $39,358,468     $16,454,337    $(34,555,268)    $(840,229)  $20,417,308
Cash Distributions
 ($99.07 per limited partnership interest)                                               (4,585,000)                 (4,585,000)
Net Income                                                                1,508,890                                   1,508,890
                                                        -----------     -----------    ------------     ---------   -----------
BALANCE AT DECEMBER 31, 1998                            $39,358,468     $17,963,227    $(39,140,268)    $(840,229)  $17,341,198

Cash Distributions
 ($55.64 per limited partnership interest)                                              (2,575,000)                  (2,575,000)
Net Income                                                                2,027,045                                   2,027,045
                                                        -----------     -----------    ------------     ---------   -----------
BALANCE AT DECEMBER 31, 1999                            $39,358,468     $19,990,272    $(41,715,268)    $(840,229)  $16,793,243
                                                        ===========     ===========    ============     =========   ===========
Cash Distributions
 ($56.94 per limited partnership interest)                                               (2,635,000)                 (2,635,000)
Net Income                                                                1,704,573                                   1,704,573
                                                        -----------     -----------    ------------     ---------   -----------
BALANCE AT DECEMBER 31, 2000                            $39,358,468     $21,694,845    $(44,350,268)    $(840,229)  $15,862,816
                                                        ===========     ===========    ============     =========   ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------

                                                                                  2000           1999            1998
                                                                                  ----           ----            ----
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
     Net income (loss)                                                         $ 1,721,791    $ 2,047,520    $ 1,524,131
     Adjustments to reconcile net income loss to net
           cash from (used in) operating activities -
                Depreciation and amortization                                      362,103        409,628        422,202
                Recovery of amount previously written off                           (3,708)       (22,790)       (41,015)
                Provision for uncollectible rents and other receivables              6,810          3,400        122,860
                Property write downs to net realizable value                             0              0        685,343
                Net (gain) loss on disposal of assets                              153,159        (13,009)      (638,887)
                Interest applied to Indemnification Trust account                  (20,308)       (14,638)       (16,454)
                (Increase) in rents and other receivables                          (47,777)      (123,097)      (207,412)
                Withdrawals for payment of real estate taxes                             0          4,404          6,847
                (Increase) Decrease in prepaids                                     (1,699)         5,500           (551)
                Decrease in deferred rent receivable                                28,379            836         47,871
                Increase (Decrease) in due to current General Partner                  699           (755)           213
                Increase (Decrease) in accounts payable and other                  (10,227)         5,236        (24,787)
                Increase (Decrease) in security deposits                                 0         15,833        (51,095)
                Increase (Decrease) in real estate taxes payable                         0        (73,469)        15,114
                Increase (Decrease) in unearned rental income                        3,867         20,361        (70,084)
                                                                               -----------    -----------    -----------

                          Net cash from (used in) operating activities           2,193,089      2,264,960      1,774,296
                                                                               -----------    -----------    -----------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                              0         16,301         41,015
     Proceeds from sale of investment properties                                         0        471,505      2,542,725
     Investment in investment properties                                                 0        (13,800)             0
     Payment of leasing commissions                                               (190,156)       (33,441)       (13,976)
     Recoveries from former G.P. affiliates                                          3,708          6,489              0
     Principal receipts from unsecured notes                                             0          2,317         67,409
                                                                               -----------    -----------    -----------

                          Net cash from (used in) investing activities            (186,448)       449,371      2,637,173
                                                                               -----------    -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Cash distributions to Limited Partners                                     (2,635,000)    (2,575,000)    (4,585,000)
     Cash distributions to current General Partner                                  (6,887)        (8,190)        (8,838)
                                                                               -----------    -----------    -----------

                          Net cash from (used in) financing activities          (2,641,887)    (2,583,190)    (4,593,838)
                                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (635,246)       131,141       (182,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,387,306      1,256,165      1,438,534
                                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   752,060    $ 1,387,306    $ 1,256,165
                                                                               ===========    ===========    ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 2000, the Partnership owned 27 properties with specialty leasehold improvements in 11 of these properties.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2000, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,317,680.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                                   2000                1999                1998
                                                                   ----                ----                ----
Net income, per statements of income                              $1,721,791          $2,047,520         $1,524,131

Book to tax depreciation difference                                  (43,538)            (65,606)           (32,592)
Book over tax gain from asset disposition                            (30,231)           (148,113)          (506,943)
Straight line rent adjustment                                         28,379                 836             47,871
Bad debt reserve/expense                                             (44,535)              3,060             41,475
Book valuation adjustment of real property                                 0                   0            685,342
Book valuation adjustment of equipment leases                              0                   0                  0
Other, net                                                             3,879              20,584            (69,826)
                                                                       -----              ------           --------
   Net income for tax reporting
    purposes                                                      $1,635,745          $1,858,281         $1,689,458
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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2000, $5,788,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999 and 2000, the Partnership has recognized $1,117,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ---------------------

As of December 31, 2000, the Partnership owned 25 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, two (2) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mulberry Street Grill restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 27 properties are located in a total of thirteen (13) states.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. The uncollected rent was written off as uncollectible, because the tenant could not be located. Management sold the property during the Fourth Quarter of 1999 for $450,000 at a gain of approximately $26,000.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,185 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns two (2) restaurants, Kentucky Fried Chicken and Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $66,000 and expires in the year 2008.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten(10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016.

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

4.   PARTNERSHIP AGREEMENT:
     ---------------------

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

5.   LEASES:
     ------

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          2001                               $ 2,118,563
          2002                                 2,098,296
          2003                                 2,050,756
          2004                                 2,074,663
          2005                                 2,085,617
          Thereafter                          15,627,591
                                             -----------
                                             $26,055,486
                                             ===========

Percentage rentals included in rental income in 2000, 1999, and 1998 were $548,180, $552,924, and $586,429, respectively. The decrease in percentage rental income is a result of the sale of various properties subject to percentage rent.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 37% of total base rents for 2000.

6.        TRANSACTIONS WITH CURRENT GENERAL PARTNER:
          ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 2000, 1999, and 1998, are as follows:

                                            Incurred               Incurred               Incurred
                                       for the year ended     for the year ended     for the year ended
Current General Partner                December 31, 2000      December 31, 1999      December 31, 1998
-----------------------                ------------------     ------------------     ------------------
Management fees                                 $187,038               $183,074               $180,450
Disposition fees                                       0                      0                 75,750
Restoration fees                                     148                    260                      0
Overhead allowance                                15,102                 14,791                 14,558
Leasing Commissions                              190,156                  6,319                 13,976
Reimbursement for out-of-pocket
expenses                                           9,983                  8,119                 28,906
Cash distribution                                  6,887                  8,190                  8,838
                                                --------               --------               --------

                                                $409,314               $220,753               $322,478
                                                ========               ========               ========

7.        CONTINGENT LIABILITIES:
          ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 2000, the Partnership may owe the current General Partner $16,296, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such a recovery level will be achieved.

8.       PMA INDEMNIFICATION TRUST:
         --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2000. Funds are invested in U.S. Treasury securities. In addition, $106,153 of earnings have been credited to the Trust as of December 31, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.      SUBSEQUENT EVENTS:
         -----------------

On February 15, 2001, the Partnership made distributions to the Limited Partners of $575,000 amounting to $12.42 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

         Bruce A. Provo, Age 50 - President, Founder and Director.
         Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

         William Arnold - Investment Broker. Mr. Arnold works as a financial planner and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master's Degree from the University of Wisconsin and is a Certified Financial Planner.

         Jesse Small - Self Employed. Mr. Small is the President of a small Accounting Firm. In addition to being a CPA, he has a Master's Degree in Economics. Mr. Small is a Limited Partner representing DiVall 2.

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

         Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing DiVall 3.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2000, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b) As of December 31, 2000, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual CPI adjustments. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 2000 the Partnership had fully funded the Trust.

The Partnership paid the following fees and reimbursements to management in 2000:

         The Provo Group, Inc.
         ---------------------
         Management Fees                              $187,038
         Restoration Fees                                  148
         Leasing Commissions                           190,156
         Office Overhead Allowance                      15,102
         Direct Cost Reimbursements                      9,983
                                                      --------

         2000 Total                                   $402,427
                                                      ========

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.       Financial Statements

                  The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

                  Report of Independent Public Accountants

                  Balance Sheets, December 31, 2000 and 1999

                  Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

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

                  99.0 Correspondence to the Limited Partners dated February 15, 2001 regarding the Fourth Quarter 2000 distribution.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2000.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

                                                                                                  Gross amount at which
                                      Initial cost to Partnership                               carried at end of year (A)
                                     -----------------------------                         ----------------------------------------

                                                                              Costs
                                                                           capitalized
                                                           Building         subsequent
                                                              and               to                       Building and
        Property             Encumbrances       Land      Improvements     acquisitions       Land       Improvements       Total
-----------------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)      $    -       $   495,237   $   248,388       $        -     $   325,487   $   163,258    $   488,745
Phoenix, Arizona                    -           444,224       421,676                -         444,224       421,676        865,900
N. Richland Hills, Texas (2)        -           762,580       584,139                -         662,580       480,123      1,142,703
South Milwaukee, Wisconsin          -           274,749       454,064           79,219         274,749       533,283        808,032
Phoenix, Arizona (2)                -           482,383       490,343                -         453,433       428,676        882,109
Santa Fe, New Mexico                -                 -       451,230                -               -       451,230        451,230
Augusta, Georgia                    -           215,416       434,178                -         215,416       434,178        649,594
Charleston, South Carolina          -           273,619       323,162                -         273,619       323,162        596,781
Park Forest, Illinois               -           187,900       393,038                -         187,900       393,038        580,938
Aiken, South Carolina               -           402,549       373,795                -         402,549       373,795        776,344
Augusta, Georgia                    -           332,154       396,659                -         332,154       396,659        728,813
Mt. Pleasant, South Carolina        -           286,060       294,878                -         286,060       294,878        580,938
Charleston, South Carolina          -           273,625       254,500                -         273,625       254,500        528,125
Aiken, South Carolina               -           178,521       455,229                -         178,521       455,229        633,750
Des Moines, Iowa (2)                -           164,096       448,529          287,991         161,996       551,056        713,052
Hartford, Wisconsin                 -           201,603       484,960                -         201,603       484,960        686,563
Milwaukee, Wisconsin (2)            -           409,143       600,902                -         409,143       573,871        983,014
North Augusta, Georgia              -           250,859       409,297                -         250,859       409,297        660,156
Charleston, South Carolina          -           286,068       294,870                -         286,068       294,870        580,938
Martinez, Georgia                   -           266,175       367,575                -         266,175       367,575        633,750
Grand Forks, North Dakota           -           172,701       566,674                -         172,701       566,674        739,375
Phoenix, Arizona (2)                -                 -       725,000           13,800               -       341,157        341,157
Phoenix, Arizona                    -           241,371       843,132                -         241,371       843,132      1,084,503
Ogden, Utah                         -           194,350       452,075                -         194,350       452,075        646,425
Fond du Lac, Wisconsin              -           297,418       552,349                -         297,418       552,349        849,767
Twin Falls, Idaho (2)               -           155,269       483,763           60,000         155,269       353,622        508,891
Columbus, Ohio                      -           351,325       708,141                -         351,326       708,140      1,059,466
                               ----------------------------------------------------------------------------------------------------
                               $    0       $ 7,599,395   $12,512,546       $  441,010     $ 7,298,596   $11,902,463   $ 19,201,059
                               ====================================================================================================


                                                                                            Life on which
                                                                                           depreciation in
                                                                                         in latest statement
                                                                                             of operations
                                   Accumulated          Date of           Date                is computed
                                  depreciation       construction       acquired                (years)
------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)          $   104,487              -            3/11/88                  31.5
Phoenix, Arizona                       206,152              -            6/15/88                  31.5
N. Richland Hills, Texas (2)           247,219              -            7/15/88                  31.5
South Milwaukee, Wisconsin             232,574           1986             8/1/88                  31.5
Phoenix, Arizona (2)                   208,909              -            8/15/88                  31.5
Santa Fe, New Mexico                   176,197              -           10/10/88                  31.5
Augusta, Georgia                       181,669              -           12/22/88                  31.5
Charleston, South Carolina             135,218              -           12/22/88                  31.5
Park Forest, Illinois                  164,445              -           12/22/88                  31.5
Aiken, South Carolina                  155,044              -            2/21/89                  31.5
Augusta, Georgia                       164,528              -            2/21/89                  31.5
Mt. Pleasant, South Carolina           122,311              -            2/21/89                  31.5
Charleston, South Carolina             105,562              -            2/21/89                  31.5
Aiken, South Carolina                  188,822              -            3/14/89                  31.5
Des Moines, Iowa (2)                   263,092           1989             8/1/89                  31.5
Hartford, Wisconsin                    195,853              -            4/28/89                  31.5
Milwaukee, Wisconsin (2)               238,547              -             8/2/89                  31.5
North Augusta, Georgia                 153,313              -           12/29/89                  31.5
Charleston, South Carolina             110,451              -           12/29/89                  31.5
Martinez, Georgia                      137,685              -           12/29/89                  31.5
Grand Forks, North Dakota              212,263              -           12/28/89                  31.5
Phoenix, Arizona (2)                   176,297              -             1/1/90                  31.5
Phoenix, Arizona                       315,817              -             1/1/90                  31.5
Ogden, Utah                            192,339              -            1/31/90                  31.5
Fond du Lac, Wisconsin                 208,515              -             1/5/90                  31.5
Twin Falls, Idaho (2)                  175,664              -            3/21/90                  31.5
Columbus, Ohio                         252,229              -             6/1/90                  31.5
                                   -----------
                                   $ 5,025,202
                                   ===========

(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.

(2) This property was written down to its estimated net realizable value at December 31, 1998

(A)  Approximates aggregate costs for federal income tax purposes.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000


(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                     Year Ended     Year Ended                                         Year Ended      Year Ended
                                    December 31,    December 31,                                       December 31,    December 31,
Investment in Real Estate               2000            1999         Accumulated Depreciation              2000            1999
-------------------------               ----            ----         ------------------------              -----        ----------
Balance at beginning of year        $19,496,809      $20,143,165     Balance at beginning of year       $4,817,399      $4,671,630

                                                                     Additions charged to costs and
Additions                                     0           13,800     expenses                              350,394         364,349

Deletions:
  Due to disposition                   (295,750)        (660,156)    Deletion due to real estate
                                                                     disposition                          (142,591)       (218,580)

  Due to property write-downs                 0                0
                                    -----------      -----------                                        ----------      ----------

Balance at end of year              $19,201,059      $19,496,809     Balance at end of year             $5,025,202      $4,817,399
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


Date:    March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner



By:      _________________________________________________
         Bruce A. Provo, President


Date:    March 26, 2001




By:      _________________________________________________
         Diane Conley
         Controller

Date:    March 26, 2001

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

Date:    March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner



By:      /s/ Bruce A. Provo
         --------------------------------------------
         Bruce A. Provo, President

Date:    March 26, 2001



By:      /s/ Diane Conley
         ------------------------------------------------
         Diane Conley
         Controller

Date:    March 26, 2001