Form 10-Q
period 2001-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2001-05-14
CIK 825788

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended     March 31, 2001
                                        -----------------------

                                            OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

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

                      March 31, 2001 and December 31, 2000
                      ------------------------------------

                                     ASSETS

                                                        (Unaudited)
                                                         March 31,     December 31,
                                                           2001           2000
                                                        -----------    -----------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
     Land                                               $ 7,298,596    $ 7,298,596
     Buildings                                           11,902,463     11,902,463
     Equipment                                              669,778        669,778
     Accumulated depreciation                            (5,781,080)    (5,694,980)
                                                        -----------    -----------

          Net investment properties and equipment        14,089,757     14,175,857
                                                        -----------    -----------


OTHER ASSETS:
     Cash and cash equivalents                            1,025,117       7 52,060
     Cash held in Indemnification Trust (Note 8)            362,183        356,153
     Rents and other receivables                            116,156        530,379
     Deferred rent receivable                               103,508        105,684
     Prepaid insurance                                       11,264         16,091
     Deferred charges                                       270,711        263,407
                                                        -----------    -----------
          Total other assets                              1,888,939      2,023,774
                                                        -----------    -----------
          Total assets                                  $15,978,696    $16,199,631
                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 2001 and December 31, 2000
                     ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                        (Unaudited)
                                                                         March 31,      December 31,
                                                                           2001            2000
                                                                        ------------   ------------
LIABILITIES:
     Accounts payable and accrued expenses                              $     36,213   $     40,059
     Due to current General Partner                                            1,300          2,667
     Security deposits                                                       117,850        117,850
     Unearned rental income                                                  120,995         85,407
                                                                        ------------   ------------

          Total liabilities                                                  276,358        245,983
                                                                        ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
        Cumulative net income                                                158,088        154,838
        Cumulative cash distributions                                        (65,306)       (64,006)
                                                                        ------------   ------------
                                                                              92,782         90,832
                                                                        ------------   ------------

     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                      39,358,468     39,358,468
        Cumulative net income                                             22,016,585     21,694,845
        Cumulative cash distributions                                    (44,925,268)   (44,350,268)
        Reallocation of former general partners' deficit capital            (840,229)      (840,229)
                                                                        ------------   ------------

                                                                          15,609,556     15,862,816
                                                                        ------------   ------------
          Total partners' capital                                         15,702,338     15,953,648
                                                                        ------------   ------------

          Total liabilities and partners' capital                       $ 15,978,696   $ 16,199,631
                                                                        ============   ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                2001                2000
                                                              --------            --------
REVENUES:
   Rental income (Note 5)                                      $589,482            $566,813
   Interest income                                               14,173              15,197
   Recovery of amounts previously written off                     2,781               1,391
   Other income                                                     185                 267
                                                               --------            --------
                                                                606,621             583,668
                                                               --------            --------
EXPENSES:
   Partnership management fees (Note 6)                          47,386              46,235
   Restoration fees (Note 6)                                        111                  56
   Insurance                                                      4,827               4,375
   General and administrative                                    29,835              21,258
   Advisory Board fees and expenses                               4,275               4,017
   Ground lease payments (Note 3)                                16,852              31,372
   Professional services                                         89,110              31,664
   Depreciation                                                  86,100              88,098
   Amortization                                                   3,135               3,328
                                                               --------            --------
                                                                281,631             230,403
                                                               --------            --------

NET INCOME                                                     $324,990            $353,265
                                                               ========            ========

NET INCOME - CURRENT GENERAL PARTNER                           $  3,250            $  3,533
NET INCOME - LIMITED PARTNERS                                   321,740             349,732
                                                               --------            --------

                                                               $324,990            $353,265
                                                               ========            ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding            $   6.95            $   7.56
                                                               ========            ========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                    Three Months Ended March 31,
                                                                    -----------------------------
                                                                           2001         2000
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  324,990   $  353,265
   Adjustments to reconcile net income to net
      cash provided by operating activities -
           Depreciation and amortization                                    89,235       91,426
           Recovery of amounts previously written off                       (2,781)      (1,391)
           Interest applied to Indemnification Trust account                (6,030)      (4,321)
           Decrease in rents and other receivables                         414,223      398,130
           Decrease in prepaids                                              4,827        4,122
           Decrease in deferred rent receivable                              2,176        8,419
           (Decrease) in due to current General Partner                     (1,367)        (190)
           (Decrease) in accounts payable and other                         (3,846)     (15,527)
           Increase in real estate taxes payable                                 0       13,867
           Increase/(Decrease) in unearned rental income                    35,588      (16,460)
                                                                        ----------   ----------

               Net cash from operating activities                          857,015      831,340
                                                                        ----------   ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Payment of Deferred Leasing Commissions                                 (10,439)           0
   Recoveries from former affiliates                                         2,781        1,391
                                                                        ----------   ----------

               Net cash (used in) from investing activities                 (7,658)       1,391
                                                                        ----------   ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

   Cash distributions to Limited Partners                                 (575,000)    (985,000)
   Cash distributions to current General Partner                            (1,300)      (1,414)
                                                                        ----------   ----------

               Net cash (used in) financing activities                    (576,300)    (986,414)
                                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       273,057     (153,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           752,060    1,387,306
                                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,025,117   $1,233,623
                                                                        ==========   ==========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 2000 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2001, and the results of operations for the three-month periods ended March 31, 2001, and 2000, and cash flows for the three-month periods ended March 31, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

The Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrow subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 2001, the Partnership owned 25 properties with specialty leasehold improvements in 12 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are recorded when the tenant has reached the breakpoint stipulated in its lease.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Deferred charges consist of leasing commissions paid when properties are leased to tenants and the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2000, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,318,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2001, $5,794,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,120,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 2001, the Partnership owned 25 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four (4) Hardee's restaurants, two
(2) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mulberry Street Grill restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 25 properties are located in a total of thirteen (13) states.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in $153,000 loss.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expires on November 30, 2001 and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management will market the property for lease to a new tenant. Hardee's lease on the Milwaukee property does not expire until 2009, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into. Management will market the property for sale or re-lease.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expirations dates of November 2016. A commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases.

The Partnership owns two (2) restaurants, Kentucky Fried Chicken and Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $67,000 and expire in the year 2008.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,296 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 2001 and 2000 are as follows.

                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 2001  March 31, 2000
-----------------------                     --------------  --------------

Management fees                                    $47,386         $46,235
Restoration fees                                       111              56
Overhead allowance                                   3,832           3,735
Reimbursement for out-of-pocket expenses             4,137           4,186
Cash distribution                                    1,300           1,414
                                                   -------         -------
                                                   $56,766         $55,626
                                                   =======         =======

7.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner.
At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 2001, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.


8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2001. Funds are invested in U.S. Treasury securities. In addition, $112,183 of earnings have been credited to the Trust as of March 31, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 2001, the Partnership will make distributions to the Limited Partners for the First Quarter of 2001 of $540,000 amounting to approximately $11.67 per limited partnership interest.

During April 2001, Mulberry Street Grill Restaurant notified Management of its intent to close and vacate its restaurant in Phoenix, Arizona. The lease on the property expires in 2007 and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management is moving forward with all legal remedies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at March 31, 2001, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in $153,000 loss.

During April 2001, Mulberry Street Grill Restaurant notified Management of its intent to close and vacate its restaurant in Phoenix, Arizona. The lease on the property expires in 2007 and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management is moving forward with all legal remedies.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expires on November 30, 2001 and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management will market the property for lease to a new tenant. Hardee's lease on the Milwaukee property does not expire until 2009, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into. Management will market the property for sale or re-lease.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expirations dates of November 2016.

Other Assets
------------

Cash and cash equivalents were approximately $1,025,000 at March 31, 2001, compared to $752,000 at December 31, 2000. The Partnership designated cash of $540,000 to fund the First Quarter 2001 distributions to Limited Partners, $431,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Deferred charges totaled approximately $271,000 and $263,000, net of amortization, at March 31, 2001 and December 31, 2000, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. During the Fourth Quarter of 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten (10) Wendy's restaurants.

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2001, in the amount of $36,000, primarily represent the accrual of auditing fees.

Due to the Current General Partner amounted to $1,300 at March 31, 2001, representing the General Partner's portion of the First Quarter 2001 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001 of $575,000 and $1,300, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 2001 distribution of $540,000 will be paid to the Limited Partners on May 15, 2001.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 2001, in the amount of $325,000 compared to net income for the quarter ended March 31, 2000, of $353,000.

Revenues
--------

Total revenues were $607,000 and $584,000, for the quarters ended March 31, 2001 and 2000, respectively.

Total revenues should approximate $2,100,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2001 and 2000, cash expenses amounted to approximately 32% and 24%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 46% and 39%, of total revenues for the quarters ended March 31, 2001 and 2000, respectively.

The increase in total expenses is primarily due to appraisals being performed in the First Quarter of 2001 on all the Partnership properties.

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

                          PART II - OTHER INFORMATION


Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 2001, regarding the First Quarter 2001 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/ Bruce A. Provo,
     -----------------------------------------------
     Bruce A. Provo, President


Date:  May 15, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner


By:  /s/ Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  May 15, 2001



By:  /s/ Diane R. Conley
     --------------------------------------------------
     Diane R. Conley
     Controller

Date:  May 15, 2001