Form 10-Q
period 2001-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2001-08-13
CIK 825788

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30,2001
                                    ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

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

                      June 30, 2001 and December 31, 2000
                      -----------------------------------

                                     ASSETS

                                                                                  (Unaudited)
                                                                                    June 30,           December 31,
                                                                                      2001                2000
                                                                                  -----------         -----------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
     Land                                                                         $ 7,298,596         $ 7,298,596
     Buildings                                                                     11,902,463          11,902,463
     Equipment                                                                        669,778             669,778
     Accumulated depreciation                                                      (5,867,180)         (5,694,980)
                                                                                  -----------         -----------

          Net investment properties and equipment                                  14,003,657          14,175,857
                                                                                  -----------         -----------

OTHER ASSETS:
     Cash and cash equivalents                                                        913,123             752,060
     Cash held in Indemnification Trust (Note 8)                                      365,775             356,153
            Property tax escrow                                                         7,875                   0
            Rents and other receivables                                                80,747             530,379
     Deferred rent receivable                                                         109,464             105,684
     Prepaid insurance                                                                  6,436              16,091
            Deferred charges                                                          317,834             263,407
            Note receivable (Note 3)                                                  117,750                   0
                                                                                  -----------         -----------
          Total other assets                                                        1,919,004           2,023,774
                                                                                  -----------         -----------
          Total assets                                                            $15,922,661         $16,199,631
                                                                                  ===========         ===========

       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 2001 and December 31, 2000
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                                  (Unaudited)
                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                 ------------        ------------
LIABILITIES:
     Accounts payable and accrued expenses                                       $     85,005        $     40,059
     Property taxes payable                                                             7,875                   0
     Due to current General Partner                                                     2,002               2,667
     Security deposits                                                                124,850             117,850
     Unearned rental income                                                            42,065              85,407
                                                                                 ------------        ------------

                   Total liabilities                                                  261,797             245,983
                                                                                 ------------        ------------

CONTINGENT LIABILITIES: (NOTE 7)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 9)
     Current General Partner -
        Cumulative net income                                                         163,093             154,838
        Cumulative cash distributions                                                 (67,308)            (64,006)
                                                                                 ------------        ------------
                                                                                       95,785              90,832
                                                                                 ------------        ------------

     Limited Partners (46,280.3 interests outstanding)
        Capital contributions, net of offering costs                               39,358,468          39,358,468
        Cumulative net income                                                      22,512,108          21,694,845
        Cumulative cash distributions                                             (45,465,268)        (44,350,268)
        Reallocation of former general partners' deficit capital                     (840,229)           (840,229)
                                                                                 ------------        ------------

                                                                                   15,565,079          15,862,816
                                                                                 ------------        ------------
          Total partners' capital                                                  15,660,864          15,953,648
                                                                                 ------------        ------------

          Total liabilities and partners' capital                                $ 15,922,661        $ 16,199,631
                                                                                 ============        ============

        The accompanying notes are an integral part of these statements.

          DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                         Three Months Ended             Six Months Ended
                                                         ------------------             ----------------
                                                               June 30,                     June 30,
                                                            -------------                -------------
                                                         2001            2000         2001              2000
                                                     --------        --------      ----------        ----------
REVENUES:
      Rental income (Note 5)                         $577,644        $595,930      $1,167,126        $1,162,743
      Interest income                                  11,584          15,212          25,757            30,409
      Lease termination fee (Note 3)                  157,000               0         157,000                 0
      Recovery of amount previously written off         1,391             927           4,172             2,318
      Other income                                        134           1,179             318             1,446
                                                     --------        --------      ----------        ----------
                                                      747,753         613,248       1,354,373         1,196,916
                                                     --------        --------      ----------        ----------
EXPENSES:
      Partnership management fees   (Note 6)           48,505          46,928          95,891            93,163
      Insurance                                         6,827           4,404           9,655             8,779
      General and administrative                       25,408          40,888          46,743            62,146
      Advisory Board fees and expenses                  2,188           3,968           6,462             7,985
      Write-off uncollectible receivables               7,561           6,810          15,561             6,810
      Ground lease payments  (NOTE 3)                  18,951          26,389          35,803            57,761
      Expenses incurred due to default by lessee        1,205           1,390           1,205             1,390
      Professional services                            38,476          36,007         130,086            67,671
      Restoration fees   (Note 6)                          56              37             167                93
      Depreciation                                     86,100          88,098         172,200           176,196
      Amortization                                     11,947           2,757          15,082             6,085
                                                     --------        --------      ----------        ----------
                                                      247,224         257,676         528,855           488,079
                                                     --------        --------      ----------        ----------

NET INCOME                                           $500,529        $355,572      $  825,518        $  708,837
                                                     ========        ========      ==========        ==========

NET INCOME - CURRENT GENERAL PARTNER                 $  5,005        $  3,556      $    8,255        $    7,088
NET INCOME - LIMITED PARTNERS                         495,524         352,016         817,263           701,749
                                                     --------        --------      ----------        ----------

                                                     $500,529        $355,572      $  825,518        $  708,837
                                                     ========        ========      ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding  $  10.71        $   7.61      $    17.66        $    15.16
                                                     ========        ========      ==========        ==========


        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                               Six Months Ended June 30,
                                                                               --------------------------
                                                                                    2001         2000
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $   825,518   $   708,837
         Adjustments to reconcile net income to net
         cash from operating activities -
         Depreciation and amortization                                              187,282       182,281
         Recovery of amounts previously written off                                  (4,172)       (2,318)
         Provision for uncollectible rents and receivables                           15,561         6,810
         Interest applied to Indemnification Trust account                           (9,622)       (9,378)
         Lease termination fee                                                     (157,000)            0
         (Increase)/Decrease in property tax escrow                                  (7,875)            0
         Decrease in rents and other receivables                                    434,071       439,783
         Decrease in prepaids                                                         9,655         8,526
         (Increase)/Decrease in deferred rent receivable                             (3,780)       16,840
         (Decrease) in due to current General Partner                                  (665)         (546)
         Increase in accounts payable and other accrued expenses                     52,821         8,356
         Increase in security deposits                                                7,000             0
         (Decrease) in unearned rental income                                       (43,342)      (19,622)
                                                                                -----------   -----------

                    Net cash from operating activities                            1,305,452     1,339,569
                                                                                -----------   -----------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:

     Note receivable                                                                 39,250             0
     Payment of deferred leasing commissions                                        (69,509)            0
     Recoveries from former affiliates                                                4,172         2,318
                                                                                -----------   -----------

                    Net cash (used in) from investing activities                    (26,087)        2,318
                                                                                -----------   -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partner                                       (1,115,000)   (1,560,000)
     Cash distributions to current General Partner                                   (3,302)       (2,835)
                                                                                -----------   -----------

                    Net cash (used in) financing activities                      (1,118,302)   (1,562,835)
                                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                161,063      (220,948)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    752,060     1,387,306
                                                                                -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   913,123   $ 1,166,358
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2001, and the results of operations for the three and six-month periods ended June 30, 2001, and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 2001, the Partnership owned 27 properties with specialty leasehold improvements in 12 of these properties.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority in interest of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. However, a buyer was not found for the Partnership's assets, and no current liquidation or dissolution plans are in effect. During the Second Quarter of 2001, another consent letter was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership will continue to operate as a going concern.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2001, $5,794,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,120,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of June 30, 2001, the Partnership owned 25 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, three (3) Hardee's restaurants, two (2) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Mulberry Street Grill restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Omega Restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 27 properties are located in a total of thirteen (13) states.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in the Third Quarter of 2000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expires on November 30, 2001 and they will be required to continue making rent payments until the lease expiration date. This lease is not expected to be renewed, and therefore, Management will market the property for lease to a new tenant. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001, and the subsequent payments, which are reflected as Note receivable on the balance sheet, are scheduled to be received in August 2001, November 2001 and February 2002.

During May 2001, Management negotiated the re-lease of the former Hardee's-Wisconsin property to Omega Restaurants, Inc. The ten (10) year lease is set to expire in 2011. The new tenant took possession of the property on June 1, 2001 and rent payments will commence in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease.

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

The Partnership owns two (2) restaurants, Kentucky Fried Chicken and Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $72,000 and expire in the year 2008. Due to the Mulberry Street Grill property being vacant, Management is negotiating with the ground lessor to terminate the ground lease, which would release the Partnership from its ground lease obligations and would return possession of the property to the ground lessor. The Partnership's net asset value of the vacant Mulberry Street Grill property is $160,000. Management has withheld payment of both the May and June lease obligations.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

      Year ending
      December 31,
      2001                                              $ 2,088,895
      2002                                                2,107,136
      2003                                                2,062,990
      2004                                                2,090,426
      2005                                                2,105,050
      Thereafter                                         16,001,502
                                                        -----------

                                                        $26,455,999
                                                        ===========

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 37% of total base rents for 2000.

6.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the six-month periods ended June 30, 2001 and 2000 are as follows.

                                          Incurred as of     Incurred as of
Current General Partner                   June 30, 2001      June 30, 2000
-----------------------                   --------------     --------------

Management fees                              $ 95,981           $ 93,163
Restoration fees                                  167                 93
Overhead allowance                              7,750              7,524
Reimbursement for out-of-pocket expenses        4,796              6,477
Leasing Commissions                             8,644                  0
Cash distribution                               3,302              2,835
                                             --------           --------
                                             $120,640           $110,092
                                             ========           ========

7.  CONTINGENT LIABILITIES:
    -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 2001, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.  PMA INDEMNIFICATION TRUST:
    --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2001. Funds are invested in U.S. Treasury securities. In addition, $115,775 of earnings have been credited to the Trust as of June 30, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SUBSEQUENT EVENTS:
    ------------------

On August 15, 2001, the Partnership will make distributions to the Limited Partners for the Second Quarter of 2001 of $565,000 amounting to approximately $12.21 per limited partnership interest.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at June 30, 2001, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in the Third Quarter of 2000.

During April 2001, Mulberry Street Grill Restaurant notified Management of its intent to close and vacate its restaurant in Phoenix, Arizona. The lease on the property expires in 2007 and they will be required to continue making rent payments until that time or until a lease termination agreement is entered into. Management is moving forward with all legal remedies.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expires on November 30, 2001 and they will be required to continue making rent payments until the lease expiration date. This lease is not expected to be renewed, and therefore, Management will market the property for lease to a new tenant. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001.

During May 2001, Management negotiated the re-lease of the former Hardee's-Wisconsin property to Omega Restaurants, Inc. The ten (10) year lease is set to expire in 2011. The new tenant took possession of the property on June 1, 2001 and rent payments will commence in October 2001.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, gement negotiated a five (5) year extension to January 31, 2006.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expirations dates of November 2016.

Other Assets
------------

Cash and cash equivalents were approximately $913,000 at June 30, 2001, compared to $752,000 at December 31, 2000. The Partnership designated cash of $565,000 to fund the Second Quarter 2001 distributions to Limited Partners, $293,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property tax escrow at June 30, 2001, in the amount of $7,875, represented four
(4) months of 2001 real estate taxes for the former Hardee's- Wisconsin property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

The Note receivable balance at June 30, 2001 was $117,750. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001, and the subsequent payments are scheduled to be received in August 2001, November 2001 and February 2002.

Deferred charges totaled approximately $318,000 and $263,000, net of amortization, at June 30, 2001 and December 31, 2000, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. During the Fourth Quarter of 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten (10) Wendy's restaurants.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 2001, in the amount of $93,000, primarily represent the accrual of auditing fees, leasing commissions and May and June ground lease rent.

Property taxes payable at June 30, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Wisconsin property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

Due to the Current General Partner amounted to $2,002 at June 30, 2001, representing the General Partner's portion of the Second Quarter 2001 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001 of $1,115,000 and $3,302, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 2001 distribution of $565,000 will be paid to the Limited Partners on August 15, 2001.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 2001, in the amount of $501,000 compared to net income for the quarter ended June 30, 2000, of $356,000. For the six months ended June 30, 2001 and 2000, net income totaled $826,000 and $709,000, respectively.

Revenues
--------

Total revenues were $748,000 and $613,000, for the quarters ended June 30, 2001 and 2000, respectively, and were $1,354,000 and $1,197,000 for the six months ended June 30, 2001 and 2000, respectively.

The increase in revenues is primarily due to the $157,000 lease termination fee charged to Hardee's Food Systems, Inc. upon the lease termination of the Hardee's- Wisconsin lease in the Second Quarter of 2001.

As of May 1, 2001 total revenues should approximate $2,068,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 2001 and 2000, cash expenses amounted to approximately 20% and 27%, of total revenues, respectively. For the six months ended June 30, 2001 and 2000, cash expenses totaled 25% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 33% and 42%, of total revenues for the quarters ended June 30, 2001 and 2000, respectively, and totaled 39% and 41% for the six months ended June 30, 2001 and 2000, respectively.

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

                          PART II - OTHER INFORMATION


ITEMS 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 2001, regarding the First Quarter 2001 distribution.

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


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      --------------------------------------
      Bruce A. Provo, President


Date: August 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ---------------------------------------
      Bruce A. Provo, President


Date:  August 13, 2001



By:   /s/ Diane R. Conley
      ---------------------------------------
      Diane R. Conley
      Controller

Date: August 13, 2001