Form 10-Q
period 2001-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2001-11-13
CIK 825788

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30,2001
                                        --------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                         to
                                   -----------------------     -----------------

                         Commission file number 0-17686

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

                Wisconsin                                39-1606834
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------

                                     ASSETS

                                                             (Unaudited)
                                                            September 30,   December 31,
                                                                2001            2000
                                                             -----------     -----------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
         Land                                               $  7,298,596    $  7,298,596
         Buildings                                            11,902,463      11,902,463
         Equipment                                               669,778         669,778
         Accumulated depreciation                             (5,953,280)     (5,694,980)

                  Net investment properties and equipment     13,917,557      14,175,857

OTHER ASSETS:
         Cash and cash equivalents                               796,217         752,060
         Cash held in Indemnification Trust (Note 8)             369,945         356,153
            Property tax escrow                                    7,875               0
            Rents and other receivables                          250,736         530,379
         Deferred rent receivable                                104,569         105,684
         Prepaid insurance                                         1,609          16,091
            Deferred charges                                     289,562         263,407
            Note receivable (Note 3)                              78,500               0

                  Total other assets                           1,899,013       2,023,774

                  Total assets                              $ 15,816,570    $ 16,199,631

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                       (Unaudited)
                                                                      September 30,    December 31,
                                                                          2001             2000
                                                                      -------------    ------------
LIABILITIES:
         Accounts payable and accrued expenses                         $    102,069    $     40,059
         Property taxes payable                                               7,875               0
         Due to current General Partner                                       1,838           2,667
         Security deposits                                                  109,017         117,850
         Unearned rental income                                              42,121          85,407
                                                                       ------------    ------------

                   Total liabilities                                        262,920         245,983

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
            Cumulative net income                                           167,689         154,838
            Cumulative cash distributions                                   (69,146)        (64,006)
                                                                       ------------    ------------
                                                                             98,543          90,832
                                                                       ------------    ------------

         Limited Partners (46,280.3 interests outstanding)
            Capital contributions, net of offering costs                 39,358,468      39,358,468
            Cumulative net income                                        22,967,136      21,694,845
            Cumulative cash distributions                               (46,030,268)    (44,350,268)
            Reallocation of former general partners' deficit capital       (840,229)       (840,229)
                                                                       ------------    ------------

                                                                         15,455,107      15,862,816
                                                                       ------------    ------------

                  Total partners' capital                                15,553,650      15,953,648
                                                                       ------------    ------------


                  Total liabilities and partners' capital              $ 15,816,570    $ 16,199,631
                                                                       ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                   (Unaudited)
                                   -----------

                                                                    Three Months Ended                  Nine Months Ended
                                                                    ------------------                  -----------------
                                                                       September 30,                       September 30,
                                                                       ------------                        ------------
                                                                   2001             2000             2001                2000
                                                                 --------         --------        ----------          ----------
REVENUES:
        Rental income (Note 5)                                   $714,777         $758,089        $1,881,903          $1,920,832
        Interest income                                             9,286           15,558            35,043              45,967
        Lease termination fee (Note 3)                                  0                0           157,000                   0
        Recovery of amount previously written off                       0            1,390             4,172               3,708
        Other income                                                   26               55               344               1,501
                                                                 --------         --------        ----------          ----------
                                                                  724,089          775,092         2,078,462           1,972,008
                                                                 --------         --------        ----------          ----------

EXPENSES:
        Partnership management fees   (Note 6)                     48,561           46,910           144,452             140,073
        Insurance                                                   4,827            4,404            14,482              13,183
        General and administrative                                 20,796           14,141            67,539              76,287
        Advisory Board fees and expenses                            2,188            2,187             8,650              10,172
        Write-off uncollectible receivables                        10,127                0            25,688               6,810
        Ground lease payments  (Note 3)                            17,902           16,511            53,705              74,272
        Expenses incurred due to default by lessee                  8,208              740             9,413               2,130
        Professional services                                      37,484           20,422           167,570              88,093
        Ground Lease Termination Fee  (Note 3)                          0           90,000                 0              90,000
        Loss on Disposal of Assets  (Note 3)                            0          142,591                 0             142,591
        Restoration fees   (Note 6)                                     0               55               167                 148
        Depreciation                                               86,100           88,098           258,300             264,294
        Amortization                                               28,272            2,758            43,354               8,843
                                                                 --------         --------        ----------          ----------
                                                                  264,465          428,817           793,320             916,896
                                                                 --------         --------        ----------          ----------

NET INCOME                                                       $459,624         $346,275        $1,285,142          $1,055,112
                                                                 ========         ========        ==========          ==========

NET INCOME - CURRENT GENERAL PARTNER                             $  4,596         $  3,463        $   12,851          $   10,551
NET INCOME - LIMITED PARTNERS                                     455,028          342,812         1,272,291           1,044,561
                                                                 --------         --------        ----------          ----------

                                                                 $459,624         $346,275        $1,285,142          $1,055,112
                                                                 ========         ========        ==========          ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding              $   9.83         $   7.41        $    27.49          $    22.57
                                                                 ========         ========        ==========          ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                    ---------

                                                                                    Nine Months Ended September 30,
                                                                                    ------------------------------
                                                                                           2001           2000
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                   $ 1,285,142    $ 1,055,112
         Adjustments to reconcile net income to net
              cash from operating activities -
                 Depreciation and amortization                                            301,654        273,137
                 Net loss on disposal of asset                                                  0        142,591
                 Recovery of amounts previously written off                                (4,172)        (3,708)
                 Provision for uncollectible rents and receivables                         25,688          6,810
                 Interest applied to Indemnification Trust account                        (13,792)       (14,639)
                 Lease termination fee                                                   (117,750)             0
                 (Increase)/Decrease in property tax escrow                                (7,875)             0
                 Decrease in rents and other receivables                                  238,122        266,188
                 Decrease in prepaids                                                      14,482         12,930
                 Decrease in deferred rent receivable                                       1,115         19,958
                 (Decrease) in due to current General Partner                                (829)          (583)
                 Increase/(Decrease) in accounts payable and other accrued expenses        69,885         (5,069)
                 Increase/(Decrease) in Security deposits held                              7,000              0
                 (Decrease)/Increase in unearned rental income                            (43,286)         5,260
                                                                                      -----------    -----------

                           Net cash from operating activities                           1,755,384      1,757,987
                                                                                      -----------    -----------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
         Payments on note receivable                                                       39,250              0
         Payment of deferred leasing commissions                                          (69,509)             0
         Recoveries from former affiliates                                                  4,172          3,708
                                                                                      -----------    -----------
                           Net cash (used in) from  investing activities                  (26,087)         3,708
                                                                                      -----------    -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
         Cash distributions to Limited Partner                                         (1,680,000)    (2,135,000)
         Cash distributions to current General Partner                                     (5,140)        (4,220)
                                                                                      -----------    -----------

                           Net cash (used in) financing activities                     (1,685,140)    (2,139,220)
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       44,157       (377,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          752,060      1,387,306
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   796,217    $ 1,009,781
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2001, and the results of operations for the three and nine-month periods ended September 30, 2001, and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

1. ORGANIZATION AND BASIS OF ACCOUNTING:
   ------------------------------------

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 2001, the Partnership owned 27 properties with specialty leasehold improvements in 12 of these properties.

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

2. REGULATORY INVESTIGATION:
   ------------------------

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based oneach Partnership's pro rata share of the total misappropriation. Through September 30, 2001, $5,794,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,120,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:
   ----------------------

As of September 30, 2001, the Partnership owned 25 fully constructed fast-food restaurants, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, three (3) Hardee's restaurants, two (2) Denny's restaurants, one (1) Fiesta Time restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one
(1) Omega Restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, and one (1) vacant property, which was previously operated as a Mulberry Street Grill restaurant. The 27 properties are located in a total of thirteen (13) states.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in 2000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expires on November 30, 2001 and they will be required to continue making rent payments until the lease expiration date. This lease is not expected to be renewed, and therefore, Management will market the property for lease to a new tenant. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. The first Note receivable installment was received in August 2001. The remaining installments, which are reflected in the Note receivable on the balance sheet at September 30, 2001,are scheduled to be received in November 2001 and February 2002.

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

During April 2001, the Mulberry Street Grill Restaurant notified Management of its intent to close and vacate its restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) charges ceased as of June 1, 2001. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved against.

The Partnership owns two (2) restaurants, Kentucky Fried Chicken and the former Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $72,000 and expire in the year 2008. Due to the Mulberry Street Grill property being vacant, Management is litigating with the ground lessor to terminate the ground lease, which would release the Partnership from its ground lease obligations and would return possession of the property to the ground lessor. The Partnership's net asset value of the vacant Mulberry Street Grill property is $160,000. Management has withheld payment of the May through September lease obligations.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to them attributable in such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up with actual distributions is made.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                  Year ending
                  December 31,
                  2001                        $ 2,136,437
                  2002                          2,139,618
                  2003                          2,098,722
                  2004                          2,127,691
                  2005                          2,033,483
                  Thereafter                   15,807,805
                                              -----------

                                              $26,343,756
                                              ===========

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 37% of total base rents for 2000.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   -----------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 2001 and 2000 are as follows.

                                              Incurred as of        Incurred as of
Current General Partner                     September 30, 2001    September 30, 2000
-----------------------                     ------------------    ------------------
Management fees                                 $144,452              $140,073

Restoration fees                                     167                    93

Overhead allowance                                11,668                11,313

Reimbursement for out-of-pocket expenses           7,835                 7,992

Leasing Commissions                                8,644                     0

Cash distribution                                  5,140                 4,220
                                                --------              --------

                                                $177,906              $163,691
                                                ========              ========

7. CONTINGENT LIABILITIES:
   ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2001, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8. PMA INDEMNIFICATION TRUST:
   -------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2001. Funds are invested in U.S. Treasury securities. In addition, $119,945 of earnings have been credited to the Trust as of September 30, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent
Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
    -----------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:
    -----------------

On June 18, 2001, Centre at 38/th/ Street, L.L.C. ("Landlord') filed a lawsuit in the Maricopa County Superior Court, Case No. CV2001-010280, against the Partnership and Provo Group. The Complaint alleges that the Partnership is a tenant under a lease with Landlord and that the Partnership has defaulted on its obligations under that lease. The suit names Provo Group as a defendant because Provo Group is the Partnership's general partner. The complaint seeks damages for unpaid rent and unspecified other damages exceeding $50,000.

The Partnership and Provo Group have filed an answer denying any liability to Landlord. In addition, the Partnership has filed a third-party complaint against National Restaurant Group, L.L.C. ("National Restaurant'), and AMF, Inc. ("AMF"). In the third-party complaint, the Partnership alleges that National Restaurant, as a subtenant under the lease, and AMF, as the assignee of National Restaurant's interest under the lease, are liable to the Partnership for breach of the lease and any damages for which the Partnership may be held liable to Landlord.

11. SUBSEQUENT EVENTS:
    -----------------

On November 15, 2001, the Partnership will make distributions to the Limited Partners for the Third Quarter of 2001 of $500,000 amounting to approximately $10.80 per limited partnership interest.

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. Management will work with the tenant to negotiate unresolved business issues relative to the mitigation of Village Inn's future obligations and to seek new leasing for the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at September 30, 2001, were originally purchased at a price, including acquisition costs, of approximately $23,295,000.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, did not formally exercise its option to extend its lease which expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, the tenant notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during the Third Quarter of 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in 2000.

During April 2001, the former Mulberry Street Grill Restaurant notified Management of its intent to close and vacate its restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) charges ceased as of June 1, 2001. In the Third Quarter 2001, management applied the former tenant's security deposit to the outstanding receivable balance due the Partnership. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved against.

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

Other Assets
------------

Cash and cash equivalents were approximately $796,000 at September 30, 2001, compared to $752,000 at December 31, 2000. The Partnership designated cash of $500,000 to fund the Third Quarter 2001 distributions to Limited Partners, $237,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property tax escrow at September 30, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Wisconsin property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

The Note receivable balance at September 30, 2001 was $78,500. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. The first Note receivable installment was received in August 2001. The remaining installments, which are reflected in the Note receivable on the balance sheet at September 30, 2001, are scheduled to be received in November 2001 and February 2002.

Deferred charges totaled approximately $290,000 and $263,000, net of amortization, at September 30, 2001 and December 31, 2000, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. During the Fourth Quarter of 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten (10) Wendy's restaurants.

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 2001, in the amount of $102,000, primarily represent the accrual of auditing fees, leasing commissions and May through September ground lease rent.

Property taxes payable at September 30, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's-Wisconsin property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

Due to the Current General Partner amounted to $1,838 at September 30, 2001, representing the General Partner's portion of the Third Quarter 2001 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001 of $1,680,000 and $5,140, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 2001 distribution of $500,000 will be paid to the Limited Partners on November 15, 2001.

Results of Operations:
---------------------

The Partnership reported net income for the quarter ended September 30, 2001, in the amount of $460,000 compared to net income for the quarter ended September 30, 2000, of $346,000. For the nine months ended September 30, 2001 and 2000, net income totaled $1,285,000 and $1,055,000, respectively.

Revenues
--------

Total revenues were $724,000 and $775,000, for the quarters ended September 30, 2001 and 2000, respectively, and were $2,078,000 and $1,972,000 for the nine months ended September 30, 2001 and 2000, respectively.

The increase in revenues is primarily due to the $157,000 lease termination fee charged to Hardee's Food Systems, Inc. upon the lease termination of the Hardee's- Wisconsin lease in the Second Quarter of 2001.

As of September 30, 2001 total revenues should approximate $2,149,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended September 30, 2001 and 2000, cash expenses amounted to approximately 19% and 25%, of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, cash expenses totaled 22% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 37% and 55%, of total revenues for the quarters ended September 30, 2001 and 2000, respectively, and totaled 38% and 46% for the nine months ended September 30, 2001 and 2000, respectively.

The increase in professional services is primarily due to appraisals being performed in the First Quarter of 2001 on all the Partnership properties. The decrease in total expenses is primarily due to the termination of the ground lease on the Denny's property in Phoenix, Arizona in the Third Quarter of 2000.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 18, 2001, Centre at 38th Street, L.L.C. ("Landlord') filed a lawsuit in the Maricopa County Superior Court, Case No. CV2001-010280, against the Partnership and Provo Group. The Complaint alleges that the Partnership is a tenant under a lease with Landlord and that the Partnership has defaulted on its obligations under that lease. The suit names Provo Group as a defendant because Provo Group is the Partnership's general partner. The complaint seeks damages for unpaid rent and unspecified other damages exceeding $50,000.

The Partnership and Provo Group have filed an answer denying any liability to Landlord. In addition, the Partnership has filed a third-party complaint against National Restaurant Group, L.L.C. ("National Restaurant'), and AMF, Inc. ("AMF"). In the third-party complaint, the Partnership alleges that National Restaurant, as a subtenant under the lease, and AMF, as the assignee of National Restaurant's interest under the lease, are liable to the Partnership for breach of the lease and any damages for which the Partnership may be held liable to Landlord.

Items 2-5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Listing of Exhibits:

      99.0 Correspondence to the Limited Partners dated November 15, 2001, regarding the Third Quarter 2001 distribution.

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

Date:    November 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner

By:      /s/Bruce A. Provo
         --------------------------------------------
         Bruce A. Provo, President

Date:   November 12, 2001


By:      /s/Diane R. Conley
         ---------------------------------------
         Diane R. Conley
         Controller

Date:    November 12, 2001