Form 10-K405
period 2001-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2002-03-26
CIK 825788

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    December 31, 2001
                                        ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________


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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                    Index to Exhibits located on page:   35-36
                                                       ---------

                                     PART I

Item 1. Business

Background
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the "Partnership Agreement"). As of December 31, 2001, the Partnership consisted of one General Partner and 2,300 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 2001, the Partnership owned 26 properties with specialty leasehold improvements in 10 of these properties, as more fully discussed in
Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership will continue to operate as a going concern.

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

Item 2. Properties

The Partnership's Properties are leased under long-term leases, generally with terms of approximately 20 years. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions which require the tenant to pay a specified percentage (6% to 9%) of gross sales above a threshold amount.

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2001:

                                                                                              Lease
Acquisi-     Property Name                                     Purchase         Rental Per    Expiration    Renewal
tion Date    & Address                     Lessee              Price (1)        Annum         Date          Options
---------    --------------------------    -----------------   ----------       ----------    ----------    -------
03/11/88     Miami Subs                    QSR, Inc.           $  743,625         $60,000     03-30-2016     None
             US-1 Near PGA Blvd
             Palm Beach, FL

06/15/88     Denny's                       Phoenix              1,087,137(2)       90,000     08-31-2009      (3)
             8801 N 7th St                 Restaurant
             Phoenix, AZ                   Group, Inc.

07/15/88     Hooter's                      TWIX, Inc.           1,346,719          95,000     07-15-2008     None
             7669 Grapevine Hwy
             N Richland Hills, TX

08/01/88     Vacant                        Vacant               1,091,190(2)            0             NA       NA
             106 N Chicago Ave
             S Milwaukee, WI

08/15/88     Denny's                       First Foods, Inc.    1,155,965(2)       65,000     10-31-2007     None
             2360 W Northern Ave
             Phoenix, AZ

10/10/88     Kentucky Fried Chicken (4)    KFC National           451,230          60,000     06-30-2018     None
             1014 S St Francis Dr          Management Co.
             Santa Fe, NM

12/22/88     Wendy's                       WenSouth Orlando,      596,781          76,920      11-6-2016     None
             1721 Sam Rittenburg Blvd      Ltd.
             Charleston, SC

12/22/88     Wendy's                       WenSouth Orlando,      649,594          86,160      11-6-2016     None
             3013 Peach Orchard Rd         Ltd.
             Augusta, GA

12/29/88     Popeye's                      Stillman Mgmt.         580,938          77,280     12-31-2009     None
             2562 Western Ave              Co., Inc.
             Park Forest, IL

                                                                                              Lease
Acquisi-     Property Name                                      Purchase        Rental Per    Expiration    Renewal
tion Date    & Address                     Lessee               Price (1)       Annum         Date          Options
---------    --------------------------    -----------------   ----------       ----------    ----------    -------
02/21/89     Wendy's                       WenSouth Orlando,      776,344          96,780      11-6-2016     None
             1901 Whiskey Rd               Ltd.
             Aiken, SC

02/21/89     Wendy's                       WenSouth Orlando,      728,813          96,780      11-6-2016     None
             1730 Walton Way               Ltd.
             Augusta, GA

02/21/89     Wendy's                       WenSouth Orlando,      528,125          70,200      11-6-2016     None
             347 Folly Rd                  Ltd.
             Charleston, SC

02/21/89     Wendy's                       WenSouth Orlando,      580,938          77,280      11-6-2016     None
             361 Hwy 17 Bypass             Ltd.
             Mount Pleasant, SC

03/14/89     Wendy's                       WenSouth Orlando,      633,750          90,480      11-6-2016     None
             1004 Richland Ave             Ltd.
             Aiken, SC

04/20/89     Hostetlers, BBQ               Hickory Park, Inc.     897,813(2)       60,000     12-31-2002     None
             4875 Merle Hay
             Des Moines, IA

04/28/89     Hardee's                      Hardee's Food          686,563          64,000     04-30-2009      (3)
             1570 E Sumner St              Systems, Inc.
             Hartford, WI

10/18/89     Omega                         Omega Restaurants    1,421,983(2)       84,840     09-30-2011     None
             4000 S 27th St
             Milwaukee, WI

12/28/89     Village Inn                   Columbia VI,           845,000(2)       96,600     11-30-2009      (3)
             2451 Columbia Rd              L.L.C.
             Grand Forks, ND

12/29/89     Wendy's                       WenSouth Orlando,      660,156          87,780      11-6-2016     None
             1717 Martintown Rd            Ltd.
             N Augusta, SC

12/29/89     Wendy's                       WenSouth Orlando,      580,938          77,280      11-6-2016     None
             1515 Savannah Hwy             Ltd.
             Charleston, SC

12/29/89     Wendy's                       WenSouth Orlando,      633,750          84,120      11-6-2016     None
             3869 Washington Rd            Ltd.
             Martinez, GA

01/01/90     Sunrise Preschool             Sunrise              1,182,735(2)      123,318     05-31-2009     None
             4111 E Ray Rd                 Preschools, Inc.
             Phoenix, AZ

01/05/90     Hardee's                      Hardee's Food        1,140,236(2)       88,000     11-30-2009      (3)
             20 N Pioneer Rd               Systems, Inc.
             Fond du lac, WI

01/31/90     Blockbuster Video             Blockbuster            646,425          99,000     01-31-2006      (3)
             336 E 12th St                 Videos, Inc.
             Ogden, UT

03/21/90     Vacant                        Vacant               1,179,501(2)            0             NA       NA
             688 N Blue Lakes Blvd
             Twin Falls, ID

                                                                                              Lease
Acquisi-     Property Name                                      Purchase        Rental Per   Expiration    Renewal
tion Date    & Address                     Lessee               Price (1)         Annum        Date          Options
---------    --------------------------    -----------------   -----------      ----------   ----------    -------
05/31/90     Applebee's                    Thomas & King,
             2770 Brice Rd                 Inc.                  1,434,434(2)      135,780   10-31-2009     None
                                                               -----------      ----------
             Columbus, OH

                                                               $22,260,683      $2,042,598
                                                               ===========      ==========

Footnotes:

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes cost of specialty leasehold improvements.
(3)  Renewal option available at tenant's option.
(4) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they were required to continue making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management is actively marketing new leasing for the vacant S. Milwaukee property. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and Hardee's Food Systems agreed to pay a lease termination fee of $157,000. The former Hardee's -Milwaukee tenant ceased the payment of rent as of April 30, 2001.

During May 2001, Management negotiated the re-lease of the former Hardee's-Milwaukee, Wisconsin property to Omega Restaurants, Inc. The ten (10) year lease is set to expire in 2011. The new tenant took possession of the property in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease.

During December 2001, Hardee's Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property expires on April 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement with Management is entered into.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased as of December 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, has no rights to the possession of the property. Therefore, Management is in the process of obtaining possession of the property from Fiesta Time, and then Management will market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001.

Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved. Due to Management's voluntary surrender of the possession and keys of the property to the Ground Lease landlord in June, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. ( See Legal Proceedings in Item 3.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December 2001, however, rent income has not been collected for January and February of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $17,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

Item 3. Legal Proceedings

The Partnership owned the building occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land where it had entered into a long-term Ground Lease. The lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant in Phoenix, Arizona. The Partnership ceased collecting the former tenant's rent and attempted to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("LLC".) In addition, beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations and at December 31, 2001 the total ground lease accrual approximates $50,000. The Ground Lease Landlord, LLC, has released the property to a new tenant and the Partnership has requested notification from the Landlord upon any default of the new tenant.

On June 18, 2001, LLC filed a lawsuit in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with LLC and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The complaint seeks damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG have filed an answer denying any liability to LLC and intends to defend this matter vigorously. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group,("National Restaurant'), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable to the Ground Lessor, LLC.

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

(b) As of December 31, 2001 there were 2,300 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2001 and 2000, $2,180,000 and $2,635,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $6,935 and $6,887 in 2001 and 2000, respectively.

Item 6. Selected Financial Data

The Partnership's selected financial data included below has been derived from the Partnership's financial statements. Arthur Andersen LLP's report on the financial statements, for the years ended December 31, 2001 and 2000, is included in this annual report on page 15. The financial data selected below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the financial statements and the related notes appearing elsewhere in this annual report.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                        (a Wisconsin limited partnership)

                  December 31, 2001, 2000, 1999, 1998, and 1997

--------------------------------------------------------------------------------------------------
                                  2001          2000          1999          1998          1997
--------------------------------------------------------------------------------------------------
Total Revenue                  $ 2,936,631   $ 2,853,286   $ 3,024,407   $ 3,622,550   $ 3,448,300
--------------------------------------------------------------------------------------------------
Net Income                       1,733,779     1,721,791     2,047,520     1,524,131     2,183,977
--------------------------------------------------------------------------------------------------
Net Income per Limited
Partner Interest                     37.09         36.83         43.80         32.60         46.72
--------------------------------------------------------------------------------------------------
Total Assets                    15,901,934    16,199,631    17,125,388    17,693,852    20,894,198
--------------------------------------------------------------------------------------------------
Total Partners' Capital         15,500,492    15,953,648    16,873,744    17,409,414    20,479,121
--------------------------------------------------------------------------------------------------
Cash Distributions per
Limited Partnership Interest         47.10         56.94         55.64         99.07         99.39
--------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 2001, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they were required to continue making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management will market the property for lease to a new tenant. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installment were received in August and October 2001. The remaining installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, is scheduled to be received in February 2002.

During May 2001, Management negotiated the re-lease of the former Hardee's-Milwaukee, Wisconsin property to Omega Restaurants, Inc. The ten (10) year lease is set to expire in 2011. The new tenant took possession of the property in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease.

During December 2001, Hardee's Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property expires on April 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement with Management is entered into.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased as of December 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, has no rights to the possession of the property. Therefore, Management is in the process of obtaining possession of the property from Fiesta Time, and then Management will market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved. Due to Management's attempt to return possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. ( See Legal Proceedings in Item 3.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December 2001, however, rent income has not been collected for January and February of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $17,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

The tenant of the Red Apple Restaurant in Cedar Rapids, Iowa, vacated the property during 1998 and ceased paying rent. Management sold the property during the Fourth Quarter of 1999 for $450,000 at a gain of approximately $26,000.

Phoenix Restaurant Group, Inc. ("Phoenix") did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, Phoenix notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in 2000.

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016.

Other Assets
------------

Cash and cash equivalents, held by the Partnership, totaled approximately $819,000 at December 31, 2001, compared to $752,000 at December 31, 2000. The Partnership designated cash of $485,000 to fund the Fourth Quarter 2001 distributions to Limited Partners paid in February 2002, $112,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property tax escrow at December 31, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Milwaukee tenant paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

Property tax receivable at December 31, 2001, in the amount of $31,000 represented 2001 real estate taxes due from the former Hardee's- S. Milwaukee property and new tenant, Omega Restaurants. In addition, 2000 property taxes paid by the Partnership are due from the Village Inn property.

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in

Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments were scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet in the Second Quarter of 2001. Note receivable installments were received in August and October 2001. The remaining installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, is scheduled to be received in February 2002.

Deferred charges totaled approximately $286,000 and $263,000, net of amortization, at December 31, 2001 and December 31, 2000, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. During the Fourth Quarter of 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten (10) Wendy's restaurants. Also, during 2001 deferred charges relating to the former Hardee's- Milwaukee and Mulberry Street Grill properties were written-off.

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 2001, in the amount of $93,000, primarily represented the year-end accruals of auditing, tax and data processing fees, and May through December ground lease rent related to the former Mulberry Street Grill Property.

Property taxes payable at December 31, 2001, in the amount of $25,000, represented 2001 real estate taxes due for the Omega Restaurant property, and the vacant S. Milwaukee, Wisconsin and Twin Falls, Idaho properties.

Due to the Current General Partner amounted to $1,800 at December 31, 2001, representing the General Partner's portion of the Fourth Quarter 2001 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001 of $2,180,000 and $6,935, respectively, have also been in accordance with the Partnership Agreement. The Fourth Quarter 2001 distribution of $485,000 is scheduled to be paid to the Limited Partners on February 15, 2002.

Results of Operations:
---------------------

The Partnership reported net income for the year ended December 31, 2001, in the amount of $1,734,000 compared to net income for the years ended December 31, 2000 and 1999, of $1,722,000 and $2,048,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of tenant defaults, non-cash write-offs, ground lease termination fees, real estate taxes on vacant properties, and property valuation costs. Results were also impacted by gains or losses on the disposition of properties and the reversal of a portion of the former general partner receivable write-off. In addition, net income in 2001 included a $157,000 lease termination fee upon the termination of the Hardee's -Milwaukee property in the Second Quarter of 2001.

Revenues
--------

Total revenues were $2,937,000, $2,853,000, and $3,024,000, for the years ended December 31, 2001, 2000, and 1999, respectively. A decrease in fixed rents resulted from tenant turnover, disposal of property, and modified leases. Revenue in 2001 included a $157,0000 lease termination fee upon the termination of the Hardee's- Milwaukee property lease in the second Quarter of 2001. During 1999, a gain of $26,000 was recorded on the sale of the Red Apple Restaurant property, and recoveries totaled $85,000. Recoveries received during 2001 and 2000, totaled $7,000 and $4,000, respectively.

Total revenues should approximate $2,043,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 2001, 2000, and 1999, cash expenses amounted to approximately 20%, 21%, and 18%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 41%, 40% and 32%, of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to non-cash write-offs, and real estate taxes. In addition, during 2001, the Partnership obtained appraisals of all the Partnership properties at a cost of $63,000. Also during 2001, the Partnership incurred the non-cash write-off of the Mulberry Street Grill property resulting in a loss of $157,000. During 2000, the Partnership paid a one-time $90,000 fee to terminate a ground lease. Also during 2000, in connection with the termination, the property was returned to the ground lessor, resulting in a $153,000 loss.

Charge-offs of uncollectible, non-cash disposal of assets, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $53,500, $6,800, and $3,400, at December 31, 2001, 2000, and 1999, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership.

The 1999 selling commission was a result of the sale of the Red Apple Restaurant property.

Selected Quarterly Financial Information (unaudited)
----------------------------------------------------

                                        Quarter Ended
                       March 31,    June 30,    September 30,    December 31,
                         2001         2001         2001             2001
                       --------     --------    -------------    ------------
Revenues               $606,620     $747,753      $724,089         $858,169

Net Income             $324,989     $500,529      $459,624         $448,637
Net Income Per Unit    $   6.95     $  10.71      $   9.83         $   9.60

                                        Quarter Ended
                       March 31,    June 30,    September 30,    December 31,
                         2000         2000          2000            2000
                       --------     --------    -------------    ------------
Revenues               $583,668     $613,248      $775,092         $881,278

Net Income             $353,265     $355,572      $346,275         $666,679
Net Income Per Unit    $   7.56     $   7.61      $   7.41         $  14.25

Inflation:
---------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases a ctually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 22% of rental income for 2001. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

New Accounting Pronouncement:
----------------------------

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

Critical Accounting Policies:
----------------------------

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition- Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
             ------------------------------------------------------

                        (a Wisconsin limited partnership)
                        ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   -------------------------------------------

                                                                   Page
                                                                   -----
Report of Independent Public Accountants        .................     15

Balance Sheets, December 31, 2001 and 2000      .................  16-17

Statements of Income for the Years
Ended December 31, 2001, 2000, and 1999         .................     18

Statements of Partners' Capital for the
Years Ended December 31, 2001, 2000, and 1999   .................     19

Statements of Cash Flows for the Years
Ended December 31, 2001, 2000, and 1999         .................     20

Notes to Financial Statements                   .................  21-30

Schedule III--Real Estate and Accumulated
Depreciation                                    .................  37-38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (the Partnership), as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 8, 2002

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000
                           --------------------------

                                     ASSETS

                                                                       December 31,    December 31,
                                                                           2001            2000
                                                                       ------------    ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

   Land                                                                $  7,296,406    $  7,298,596
   Buildings                                                             11,561,307      11,902,463
   Equipment                                                                669,778         669,778
   Accumulated depreciation                                              (5,854,938)     (5,694,980)
                                                                       ------------    ------------
         Net investment properties and equipment                         13,672,553      14,175,857
                                                                       ------------    ------------
OTHER ASSETS:

   Cash and cash equivalents                                                818,606         752,060
   Cash held in Indemnification Trust (Note 8)                              372,167         356,153
   Property tax escrow                                                        7,875               0
   Rents and other receivables (Net of allowance of $37,977 in
     2001)                                                                  546,771         530,379
   Property tax receivable                                                   30,977               0
   Deferred rent receivable                                                 105,633         105,684
   Prepaid insurance                                                         22,035          16,091
   Deferred charges                                                         286,067         263,407
   Note receivable                                                           39,250               0
                                                                       ------------    ------------
         Total other assets                                               2,229,381       2,023,774
                                                                       ------------    ------------
         Total assets                                                  $ 15,901,934    $ 16,199,631
                                                                       ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                             December 31,    December 31,
                                                                                 2001            2000
                                                                             ------------    ------------
LIABILITIES:
   Accounts payable and accrued expenses                                     $     92,802    $     40,059
   Property taxes payable                                                          25,105               0
   Due to General Partner                                                           1,795           2,667
   Security deposits                                                              109,017         117,850
   Unearned rental income                                                         172,723          85,407
                                                                             ------------    ------------
         Total liabilities                                                        401,442         245,983
                                                                             ------------    ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
   Current General Partner -
      Cumulative net income                                                       172,176         154,838
      Cumulative cash distributions                                               (70,941)        (64,006)
                                                                             ------------    ------------
                                                                                  101,235          90,832
                                                                                             ------------
   Limited Partners (46,280.3 interests outstanding)
      Capital contributions, net of offering costs                             39,358,468      39,358,468
      Cumulative net income                                                    23,411,286      21,694,845
      Cumulative cash distributions                                           (46,530,268)    (44,350,268)
      Reallocation of former general partners' deficit capital                   (840,229)       (840,229)
                                                                             ------------    ------------
                                                                               15,399,257      15,862,816
                                                                             ------------    ------------
         Total partners' capital                                               15,500,492      15,953,648
                                                                             ------------    ------------
         Total liabilities and partners' capital                             $ 15,901,934    $ 16,199,631
                                                                             ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------

                                                                     2001         2000         1999
                                                                  ----------   ----------   ----------
REVENUES:
   Rental income (Note 5)                                         $2,731,813   $2,786,584   $2,768,242
   Interest income                                                    40,019       61,221       56,938
   Lease Termination Fee (Note 3)                                    157,000            0            0
   Other income                                                          847        1,773       88,139
   Recovery of amounts previously written off (Note 2)                 6,952        3,708       85,380
   Net gain on disposal of assets                                          0            0       25,708
                                                                  ----------   ----------   ----------
                                                                   2,936,631    2,853,286    3,024,407
                                                                  ----------   ----------   ----------
EXPENSES:
   Partnership management fees (Note 6)                              192,902      187,038      183,074
   Restoration fees (Note 6)                                             278          148          260
   Appraisal fees                                                     62,857            0            0
   Insurance                                                          21,418       17,864       22,770
   General and administrative                                         73,674       81,814       71,574
   Advisory Board fees and expenses                                   10,837       12,360       11,425
   Selling Commissions - Non-affiliate                                     0            0       15,750
   Loss on Disposal of property (Note 3)                             156,714      153,159       12,699
   Real estate taxes                                                  14,330            0       10,032
   Ground lease payments (Note 3)                                     71,606       92,182      125,840
   Expenses incurred due to default by lessee                         10,243        2,520        8,995
   Professional services                                             143,223      125,497      101,440
   Ground lease termination fee (Note 3)                                   0       90,000            0
   Depreciation                                                      344,401      350,394      369,989
   Amortization                                                       46,831       11,709       39,639
   Provision for uncollectible rents and other receivables            53,538        6,810        3,400
                                                                  ----------   ----------   ----------
                                                                   1,202,852    1,131,495      976,887
                                                                  ----------   ----------   ----------
NET INCOME                                                        $1,733,779   $1,721,791   $2,047,520
                                                                  ==========   ==========   ==========

NET INCOME - CURRENT GENERAL PARTNER                              $   17,338   $   17,218   $   20,475
NET INCOME - LIMITED PARTNERS                                      1,716,441    1,704,573    2,027,045
                                                                  ----------   ----------   ----------
                                                                  $1,733,779   $1,721,791   $2,047,520
                                                                  ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding               $    37.09   $    36.83   $    43.80
                                                                  ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                           Current General Partner
                                    --------------------------------------
                                    Cumulative    Cumulative
                                       Net           Cash
                                     Income      Distributions    Total
                                    ----------   -------------   --------
BALANCE AT DECEMBER 31, 1998         $117,145      $(48,929)     $ 68,216
Cash Distributions
  ($55.64 per limited partnership
  interest)                                          (8,190)       (8,190)
Net Income                             20,475                      20,475
                                     --------      --------      --------
BALANCE AT DECEMBER 31, 1999         $137,620      $(57,119)     $ 80,501
Cash Distributions
  ($56.94 per limited partnership
  interest)                                          (6,887)       (6,887)
Net Income                             17,218                      17,218
                                     --------      --------      --------
BALANCE AT DECEMBER 31, 2000         $154,838      $(64,006)     $ 90,832
Cash Distributions
  ($47.10 per limited partnership
  interest)                                          (6,935)       (6,935)
Net Income                             17,338                      17,338
                                     --------      --------      --------
BALANCE AT DECEMBER 31, 2001         $172,176      $(70,941)     $101,235
                                     ========      ========      ========

                                                               Limited Partners
                                    ------------------------------------------------------------------------
                                       Capital
                                    Contributions,
                                        Net of                      Cumulative
                                       Offering      Cumulative        Cash
                                        Costs        Net Income    Distribution   Reallocation      Total
                                    --------------   -----------   ------------   ------------   -----------
BALANCE AT DECEMBER 31, 1998          $39,358,468    $17,963,227   $(39,140,268)   $(840,229)    $17,341,198
Cash Distributions
  ($55.64 per limited partnership
  interest)                                                          (2,575,000)                  (2,575,000)
Net Income                                             2,027,045                                   2,027,045
                                      -----------    -----------   ------------    ---------     -----------
BALANCE AT DECEMBER 31, 1999          $39,358,468    $19,990,272   $(41,715,268)   $(840,229)    $16,793,243
Cash Distributions
  ($56.94 per limited partnership
  interest)                                                          (2,635,000)                  (2,635,000)
Net Income                                             1,704,573                                   1,704,573
                                      -----------    -----------   ------------    ---------     -----------
BALANCE AT DECEMBER 31, 2000          $39,358,468    $21,694,845   $(44,350,268)   $(840,229)    $15,862,816
Cash Distributions
  ($47.10 per limited partnership
  interest)                                                          (2,180,000)                  (2,180,000)
Net Income                                             1,716,441                                   1,716,441
                                      -----------    -----------   ------------    ---------     -----------
BALANCE AT DECEMBER 31, 2001          $39,358,468    $23,411,286   $(46,530,268)   $(840,229)    $15,399,257
                                      ===========    ===========   ============    =========     ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------

                                                                             2001           2000          1999
                                                                          -----------   -----------   -----------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
   Net income                                                             $ 1,733,779   $ 1,721,791   $ 2,047,520
      Adjustments to reconcile net income loss to net
         cash from (used in) operating activities -
            Depreciation and amortization                                     391,232       362,103       409,628
            Recovery of amount previously written off                          (6,952)       (3,708)      (22,790)
            Provision for uncollectible rents and other receivables            53,538         6,810         3,400
            Lease Termination Fee                                            (117,750)            0             0
            Net loss(gain) on disposal of assets                              156,714       153,159       (13,009)
            Interest applied to Indemnification Trust account                 (16,014)      (20,308)      (14,638)
            (Increase) in rents and other receivables                         (85,763)      (47,777)     (123,097)
            Deposits for payment of real estate taxes                          (7,875)            0         4,404
            (Increase) Decrease in prepaids                                    (5,944)       (1,699)        5,500
            Decrease in deferred rent receivable                                   51        28,379           836
            Increase in Property Tax receivable                               (30,977)            0             0
            (Decrease)/Increase in due to current General Partner                (872)          699          (755)
            Increase/ (Decrease) in accounts payable and other                 52,743       (10,227)        5,236
            Increase in security deposits                                       7,000             0        15,833
            Increase/ (Decrease) in property taxes payable                     25,105             0       (73,469)
            Increase in unearned rental income                                 87,316         3,867        20,361
                                                                          -----------   -----------   -----------
            Net cash from operating activities                              2,235,331     2,193,089     2,264,960
                                                                          -----------   -----------   -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Principal payments received on  note receivable                             78,500             0             0
   Principal payments received on direct financing leases                           0             0        16,301
   Proceeds from sale of investment properties                                  2,189             0       471,505
   Investment in investment properties                                              0             0       (13,800)
   Payment of leasing commissions                                             (69,491)     (190,156)      (33,441)
   Recoveries from former G.P. affiliates                                       6,952         3,708         6,489
   Principal receipts from unsecured notes                                          0             0         2,317
                                                                          -----------   -----------   -----------
            Net cash from (used in) investing activities                       18,150      (186,448)      449,371
                                                                          -----------   -----------   -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                  (2,180,000)   (2,635,000)   (2,575,000)
   Cash distributions to current General Partner                               (6,935)       (6,887)       (8,190)
                                                                          -----------   -----------   -----------
            Net cash used in financing activities                          (2,186,935)   (2,641,887)   (2,583,190)
                                                                          -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           66,546      (635,246)      131,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                752,060     1,387,306     1,256,165
                                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   818,606   $   752,060   $ 1,387,306
                                                                          ===========   ===========   ===========

         The accompanying notes are an integral part of these statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At December 31, 2001, the Partnership owned 26 properties with specialty leasehold improvements in 10 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are only accrued when the tenant has reached the breakpoint stipulated in the lease.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

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

The Partnership follows Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership will continue to operate as a going concern.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $7,858,785.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                               2001           2000            1999
                                            -----------    -----------    -----------
Net income, per statements of income        $ 1,733,779    $ 1,721,791    $ 2,047,520

Book to tax depreciation difference             (12,338)       (43,538)       (65,606)
Book over tax gain from asset disposition      (142,785)       (30,231)      (148,113)
Straight line rent adjustment                        52         28,379            836
Prepaid rent                                     87,316              0              0
Bad debt reserve/expense                         39,636        (44,535)         3,060
Book valuation of property write-downs         (172,643)             0              0
Other, net                                           (1)         3,879         20,584
                                            -----------    -----------    -----------
   Net income for tax reporting
    purposes                                $ 1,533,016    $ 1,635,745    $ 1,858,281
                                            ===========    ===========    ===========

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage, Through December 31, 2001, $5,803,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000 and 2001, the Partnership has recognized $1,125,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ---------------------

As of December 31, 2001, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, two (2) Hardee's restaurant, two (2) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, and two (2) vacant properties, (which were previously operated as a Fiesta Time restaurant and a Hardee's restaurant.) The 26 properties are located in a total of thirteen (13) states.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they were required to continue making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management will market the property for lease to a new tenant. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments are scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet in the Second Quarter of 2001. Note receivable installments were received in August and October 2001. The remaining installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, is scheduled to be received in February 2002.

During May 2001, Management negotiated the re-lease of the former
Hardee's-Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease.

During December 2001, Hardee's Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property expires on April 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement with Management is entered into.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased as of December 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, has no rights to the possession of the property. Therefore,

Management is in the process of obtaining possession of the property from Fiesta Time, and then Management will market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved. Due to Management's attempt to return possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. ( See Legal Proceedings in Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December 2001, however, rent income has not been collected for January and February of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $17,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,463 to date on the amounts recovered, which has been offset against the 4% minimum fee.

Prior to December 31, 2001 the Partnership owned two (2) restaurants, Kentucky Fried Chicken and Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease requires aggregate minimum annual payments of approximately $72,000 and expires in the year 2008. Due to the Mulberry Street Grill property being vacant, Management is litigating with the ground lessor to terminate the ground lease, which would release the Partnership from its ground lease obligations and would return possession of the property to the ground lessor. Management has withheld payment of the May through December lease obligations totaling approximately $50,000. Due to the ground lessor obtaining it's own tenant, the Partnership wrote-off the net asset value of the vacant Mulberry Street Grill property at a loss of $157,000 in the Fourth Quarter of 2001. In addition, Management has requested notification from the ground lessor upon any default from the new tenant. (See Note 10.)

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

      Year ending
      December 31,
      2002                                  $ 2,042,598
      2003                                    2,001,092
      2004                                    2,030,311
      2005                                    2,040,603
      2006                                    1,964,133
      Thereafter                             13,131,949
                                            -----------
                                            $23,210,686
                                            ===========

Percentage rentals included in rental income in 2001, 2000, and 1999 were $588,818, $548,180, and $522,924, respectively. The increase in percentage rental income is a result of increased tenant sales.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 40% of total base rents for 2001.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     -----------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                       Incurred             Incurred             Incurred
                                  for the year ended   for the year ended   for the year ended
Current General Partner           December 31, 2001    December 31, 2000    December 31, 1999
-----------------------           ------------------   ------------------   ------------------
Management fees                         $192,902             $187,038            $183,074
Restoration fees                             278                  148                 260
Overhead allowance                        15,586               15,102              14,791
Leasing Commissions                        8,644              190,156               6,319
Reimbursement for out-of-pocket
expenses                                   9,690                9,983               8,119
Cash distribution                          6,935                6,887               8,190
                                        --------             --------            --------
                                        $234,035             $409,314            $220,753
                                        ========             ========            ========

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 2001, the Partnership may owe the current General Partner $16,296, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such a recovery level will be achieved.

8.   PMA INDEMNIFICATION TRUST:
     -------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2001. Funds are invested in U.S. Treasury securities. In addition, $122,167 of earnings have been credited to the Trust as of December 31, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  LEGAL PROCEEDINGS:
     -----------------

The Partnership owned the building occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land where it had entered into a long-term Ground Lease. The lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant in Phoenix, Arizona. The Partnership ceased collecting the former tenant's rent and attempted to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("LLC".) In addition, beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations and at December 31, 2001 the total ground lease accrual approximates $50,000. The Ground Lease Landlord, LLC, has released the property to a new tenant and the Partnership has requested notification from the Landlord upon any default of the new tenant.

On June 18, 2001, LLC filed a lawsuit in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with LLC and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The complaint seeks damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG have filed an answer denying any liability to LLC and intends to defend this matter vigorously. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group,("National Restaurant'), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable to the Ground Lessor, LLC.

11.  SUBSEQUENT EVENTS:
     -----------------

In February 2002, the Village Inn Restaurant notified Management that its restaurant in Grand Forks, North Dakota was closed and vacated as of February 2002. The lease on the property is set to expire in 2009. Rent income was collected from the tenant through December 2001, however, rent income has not been collected for January and February of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $17,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

In January 2002, the Partnership received the final installment of the Note Receivable due from Hardee's Food Systems in relation to the lease termination agreement executed in the Second Quarter of 2001.

On February 15, 2001, the Partnership made distributions to the Limited Partners of $485,000 amounting to $10.48 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 51 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     Diane R. Conley, Age 40- Controller- Divall Properties. Ms. Conley joined TPG in November 1986 to become Controller for four limited partnerships managed by TPG. Ms. Conley graduated with a B.S. in Accounting from Rochester Institute of Technology in Rochester, New York in 1984 and became a Certified Public Accountant in 1986. Ms. Conley was an independent auditor with Coopers and Lybrand for three years and supervised audit staff on a variety of engagements. Prior to joining TPG she provided financial consulting services for clients of varied industries.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2001, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b) As of December 31, 2001, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual CPI adjustments. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 2001 the Partnership had fully funded the Trust.

The Partnership paid the following fees and reimbursements to management in 2001:

      The Provo Group, Inc.
      ---------------------

      Management Fees                                        $192,902
      Restoration Fees                                            278
      Leasing Commissions                                       8,644
      Office Overhead Allowance                                15,586
      Direct Cost Reimbursements                                9,690
                                                             --------

      2001 Total                                             $227,100
                                                             ========

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 2001 and 2000

          Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

          Statements of Partners' Capital for the Years Ended December 31, 2001, 2000, and 1999

          Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

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

          99.0 Correspondence to the Limited Partners dated February 15, 2002 regarding the Fourth Quarter 2001 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2001.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                            Initial cost to Partnership
                                            ----------------------------
                                                                              Costs
                                                                           capitalized
                                                              Building      subsequent
                                                                and             to
       Property                Encumbrances      Land       Improvements   acquisitions
---------------------------------------------------------------------------------------
Palm Gardens, Florida (1)          $ -       $   495,237    $   248,388    $        -
Phoenix, Arizona                     -           444,224        421,676             -
N. Richland Hills, Texas (2)         -           762,580        584,139             -
South Milwaukee, Wisconsin           -           274,749        454,064        79,219
Phoenix, Arizona (2)                 -           482,383        490,343             -
Santa Fe, New Mexico                 -                 -        451,230             -
Augusta, Georgia (3)                 -           215,416        434,178             -
Charleston, South Carolina           -           273,619        323,162             -
Park Forest, Illinois                -           187,900        393,038             -
Aiken, South Carolina                -           402,549        373,795             -
Augusta, Georgia                     -           332,154        396,659             -
Mt. Pleasant, South Carolina         -           286,060        294,878             -
Charleston, South Carolina           -           273,625        254,500             -
Aiken, South Carolina                -           178,521        455,229             -
Des Moines, Iowa (2)                 -           164,096        448,529       287,991
Hartford, Wisconsin                  -           201,603        484,960             -
Milwaukee, Wisconsin (2)             -           409,143        600,902             -
North Augusta, Georgia               -           250,859        409,297             -
Charleston, South Carolina           -           286,068        294,870             -
Martinez, Georgia                    -           266,175        367,575             -
Grand Forks, North Dakota            -           172,701        566,674             -
Phoenix, Arizona                     -           241,371        843,132             -
Ogden, Utah                          -           194,350        452,075             -
Fond du Lac, Wisconsin               -           297,418        552,349             -
Twin Falls, Idaho (2)                -           155,269        483,763        60,000
Columbus, Ohio                       -           351,325        708,141             -
                               -------------------------------------------------------
                                   $ 0        $ 7,599,395    $11,787,546    $  427,210
                               =======================================================

                                         Gross amount at which                                                     Life on which
                                       carried at end of year (A)                                                  depreciation
                               ----------------------------------------                                                 in
                                                                                                                     in latest
                                                                                                                     statement
                                                                                                                   of operations
                                             Building and                 Accumulated      Date of        Date      is computed
        Property                  Land       Improvements      Total      depreciation   construction   acquired      (years)
--------------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)      $   325,487    $   163,258   $   488,745   $  107,634            -        3/11/88       31.5
Phoenix, Arizona                   444,224        421,676       865,900      217,545            -        6/15/88       31.5
N. Richland Hills, Texas (2)       662,580        480,123     1,142,703      259,477            -        7/15/88       31.5
South Milwaukee, Wisconsin         274,749        533,283       808,032      248,301         1986         8/1/88       31.5
Phoenix, Arizona (2)               453,433        428,676       882,109      219,767            -        8/15/88       31.5
Santa Fe, New Mexico                     -        451,230       451,230      190,423            -       10/10/88       31.5
Augusta, Georgia (3)               213,227        434,178       647,404      194,618            -       12/22/88       31.5
Charleston, South Carolina         273,619        323,162       596,781      144,856            -       12/22/88       31.5
Park Forest, Illinois              187,900        393,038       580,938      176,178            -       12/22/88       31.5
Aiken, South Carolina              402,549        373,795       776,344      166,214            -        2/21/89       31.5
Augusta, Georgia                   332,154        396,659       728,813      176,381            -        2/21/89       31.5
Mt. Pleasant, South Carolina       286,060        294,878       580,938      131,123            -        2/21/89       31.5
Charleston, South Carolina         273,625        254,500       528,125      113,168            -        2/21/89       31.5
Aiken, South Carolina              178,521        455,229       633,750      202,425            -        3/14/89       31.5
Des Moines, Iowa (2)               161,996        551,056       713,052      277,610         1989         8/1/89       31.5
Hartford, Wisconsin                201,603        484,960       686,563      210,430            -        4/28/89       31.5
Milwaukee, Wisconsin (2)           409,143        573,871       983,014      256,990            -         8/2/89       31.5
North Augusta, Georgia             250,859        409,297       660,156      165,800            -       12/29/89       31.5
Charleston, South Carolina         286,068        294,870       580,938      119,447            -       12/29/89       31.5
Martinez, Georgia                  266,175        367,575       633,750      148,899            -       12/29/89       31.5
Grand Forks, North Dakota          172,701        566,674       739,375      229,551            -       12/28/89       31.5
Phoenix, Arizona                   241,371        843,133     1,084,503      341,540            -         1/1/90       31.5
Ogden, Utah                        194,350        452,075       646,425      204,958            -        1/31/90       31.5
Fond du Lac, Wisconsin             297,418        552,349       849,767      223,748            -         1/5/90       31.5
Twin Falls, Idaho (2)              155,269        353,622       508,891      184,050            -        3/21/90       31.5
Columbus, Ohio                     351,325        708,140     1,059,466      274,027            -         6/1/90       31.5
                               -------------------------------------------------------
                               $ 7,296,406    $11,561,307   $18,857,713    5,185,160
                               =======================================================

     (A)  Approximates aggregate costs for federal income tax purposes.

     (1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.

     (2) This property was written down to its estimated net realizable value at December 31, 1998

     (3) In the Fourth Quarter of 2001 a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001

(B)  Reconciliation of "Real Estate and Accumulated Depreciation":

                                Year Ended     Year Ended                                      Year Ended     Year Ended
                               December 31,   December 31,                                    December 31,   December 31,
Investment in Real Estate          2001           2000       Accumulated Depreciation             2001           2000
----------------------------   ------------   ------------   ------------------------------   ------------   ------------
Balance at beginning of year   $19,201,059     $19,496,809   Balance at beginning of year      $5,025,202     $4,817,399
                                                             Additions charged to costs and
Additions                                0               0   expenses                             344,401        350,394

Deletions:
Phoenix, AZ building and                                     Deletion due to real estate
improvements disposition          (341,157)       (295,750)  disposition                         (184,443)      (142,591)
                                                                                               ----------     ----------
Augusta, GA land disposition        (2,189)              0
                               -----------     -----------
Balance at end of year         $18,857,713     $19,201,059   Balance at end of year            $5,185,160     $5,025,202
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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:      The Provo Group, Inc., General Partner


By:      /s/Bruce A. Provo
         -----------------
         Bruce A. Provo, President

Date:    March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      The Provo Group, Inc., General Partner


By:      /s/Bruce A. Provo
         -----------------
         Bruce A. Provo, President

Date:    March 26, 2002


By:      /s/Diane Conley
         ---------------
         Diane Conley
         Controller

Date:    March 26, 2002