Form 10-Q
period 2002-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2002-05-08
CIK 825788

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2002
                                        ----------------------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                       -

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                      March 31, 2002 and December 31, 2001
                      ------------------------------------

                                     ASSETS

                                                                                (Unaudited)
                                                                                  March 31,         December 31,
                                                                                    2002               2001
                                                                                   ------             ------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

         Land                                                                   $  7,296,406       $  7,296,406
         Buildings                                                                11,561,307         11,561,307
         Equipment                                                                   669,778            669,778
         Accumulated depreciation                                                 (5,939,174)        (5,854,938)
                                                                                ------------       ------------

              Net investment properties and equipment                             13,588,317         13,672,553
                                                                                ------------       ------------

OTHER ASSETS:

         Cash and cash equivalents                                                 1,073,967            818,606
           Cash held in Indemnification Trust (Note 8)                               373,768            372,167
           Property tax escrow                                                             0              7,875
           Rents and other receivables (Net of allowance of $39,878
             and $39,636, respectively)                                              116,830            546,771
         Property tax receivable                                                       8,293             30,977
           Deferred rent receivable                                                  106,692             05,633
           Prepaid insurance                                                          15,425             22,035
         Deferred charges                                                            282,763            286,067
         Note receivable                                                                   0             39,250
                                                                                ------------       ------------

              Total other assets                                                   1,977,738          2,229,381
                                                                                ------------       ------------

              Total assets                                                      $ 15,566,055       $ 15,901,934
                                                                                ============       ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                      March 31, 2002 and December 31, 2001
                      ------------------------------------

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                                 (Unaudited)
                                                                                  March 31,       December 31,
                                                                                    2002             2001
                                                                                   ------           ------
LIABILITIES:
         Accounts payable and accrued expenses                                  $     93,863     $      92,802
        Property taxes payable                                                         3,735            25,105
         Due to General Partner                                                        2,987             1,795
         Security deposits                                                           109,017           109,017
         Unearned rental income                                                       44,160           172,723
                                                                                ------------     -------------

                  Total liabilities                                                  253,762           401,442
                                                                                ------------     -------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
                  Cumulative net income                                              175,156           172,176

                  Cumulative cash distributions                                      (72,133)          (70,941)
                                                                                ------------     -------------
                                                                                     103,023           101,235
         Limited Partners (46,280.3 interests outstanding)
                  Capital contributions, net of offering costs                    39,358,468        39,358,468
                  Cumulative net income                                           23,706,299        23,411,286
                  Cumulative cash distributions                                  (47,015,268)      (46,530,268)
                  Reallocation of former general partners' deficit capital          (840,229)         (840,229)
                                                                                ------------     -------------

                                                                                  15,209,270        15,399,257
                                                                                ------------     -------------

                           Total partners' capital                                15,312,293        15,500,492
                                                                                ------------     -------------

                           Total liabilities and partners' capital              $ 15,566,055     $  15,901,934
                                                                                ============     =============

        The accompanying notes are an integral part of these statements.

                  DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      -------------   ------------
REVENUES:

       Rental income (Note 5) .....................................        $506,385       $589,482
       Interest income ............................................           4,013         14,173
       Recovery of amounts previously written off .................               0          2,781
       Other income ...............................................           8,059            185
                                                                           --------       --------
                                                                            518,457        606,621
                                                                           --------       --------
EXPENSES:

       Partnership management fees (Note 6) .......................          49,014         47,386
       Restoration fees (Note 6) ..................................               0            111
       Insurance ..................................................           6,611          4,827
       General and administrative .................................          21,551         29,835
       Advisory Board fees and expenses ...........................           3,736          4,275
       Ground lease payments (Note 3) .............................               0         16,852
       Professional services ......................................          49,995         89,110
       Provision for uncollectible rents and other receivables ....           2,017              0
       Depreciation ...............................................          84,236         86,100
       Amortization ...............................................           3,304          3,135
                                                                           --------       --------
                                                                            220,464        281,631
                                                                           --------       --------
NET INCOME ........................................................        $297,993       $324,990
                                                                           ========       ========

NET INCOME - CURRENT GENERAL PARTNER ..............................        $  2,980       $  3,250
NET INCOME - LIMITED PARTNERS .....................................         295,013        321,740
                                                                           --------       --------

                                                                           $297,993       $324,990
                                                                           ========       ========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding ...............        $   6.37       $   6.95
                                                                           ========       ========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              2002              2001
                                                                           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................       $297,993          $324,990
    Adjustments to reconcile net income to net
       cash from operating activities -
          Depreciation and amortization ..............................         87,540            89,235
          Recovery of amounts previously written off .................              0            (2,781)
        Provision for uncollectible rents and other receivables ......          2,017                 0
          Interest applied to Indemnification Trust account ..........         (1,601)           (6,030)
          Decrease in rents and other receivables ....................        450,608           414,223
        Decrease in property tax escrow ..............................          7,875                 0
          Decrease in prepaids .......................................          6,610             4,827
          (Increase) Decrease in deferred rent receivable ............         (1,059)            2,176
          Increase (Decrease) in due to current General Partner ......          1,192            (1,367)
          Increase (Decrease) in accounts payable and other accrued
              expenses ...............................................          1,061            (3,846)
          (Decrease) in real estate taxes payable ....................        (21,370)                0
          (Decrease) Increase in unearned rental income ..............       (128,563)           35,588
                                                                           ----------        ----------

             Net cash from operating activities ......................        702,303           857,015
                                                                           ----------        ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Payment of  note receivable ......................................         39,250                 0
    Payment of deferred leasing commissions ..........................              0           (10,439)
    Recoveries from former affiliates ................................              0              2,781
                                                                           ----------        ----------

             Net cash from (used in) investing activities ............         39,250            (7,658)
                                                                           ----------        ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Cash distributions to Limited Partners ...........................       (485,000)         (575,000)
    Cash distributions to current General Partner ....................         (1,192)           (1,300)
                                                                           ----------        ----------

             Net cash (used in) financing activities .................       (486,192)         (576,300)
                                                                           ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        255,361           273,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD ....................        818,606           752,060
                                                                           ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD ..........................     $1,073,967        $1,025,117
                                                                           ==========        ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2002, and the results of operations for the three-month periods ended March 31, 2002, and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

1.       ORGANIZATION AND BASIS OF ACCOUNTING:

The Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrow subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At March 31, 2002, the Partnership owned 26 properties with specialty leasehold improvements in 10 of these properties.

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

The Partnership previously followed Statement of Financial Accounting Standards No.121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which required that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicated that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $7,859,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2002, $5,803,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,125,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.       INVESTMENT PROPERTIES:
         ---------------------

As of March 31, 2002, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Hardee's restaurant, two (2) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, and four (4) vacant properties, (which were previously operated as a Village Inn restaurant, a Fiesta Time restaurant and two (2) Hardee's restaurants.) The 26 properties are located in a total of thirteen (13) states.

During March 2002, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Fond du Lac, Wisconsin in April 2002. Hardee's lease on the Fond du Lac property is set to expire on September 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement with Management is entered into.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they were required to continue making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management continues to market the property for sale or lease to a new operator. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments were scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet in the Second Quarter of 2001. Note receivable installments were received in August and October 2001. The final installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated the re-lease of the former
Hardee's-Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

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

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased as of December 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, presumably has no rights to the possession of the property. Therefore, Management is in the process of evicting and obtaining possession of the property from Fiesta Time, and then Management will market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved. Due to Management's attempt to return possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. In April 2002, an additional $43,000 will be accrued as payable to the Ground Lease Land landlord, due to the Court's granting a summary judgment against the Partnership. (See Legal Proceedings in Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January through April of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $34,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

Prior to December 31, 2001 the Partnership owned two (2) restaurants, Kentucky Fried Chicken and Mulberry Street Grill restaurant, which are located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant, Kentucky Fried Chicken, and one (1) is paid by the Partnership. The lease paid by the Partnership is considered an operating lease and the lease payments are expensed in the periods to which they apply. The lease requires aggregate minimum annual payments of approximately $72,000 and expires in the year 2008. Due to the Mulberry Street Grill property being vacant, Management is litigating with the ground lessor to terminate the ground lease, which would release the Partnership from its ground lease obligations and would return possession of the property to the ground lessor. Management has accrued, but has withheld payment of the May through December 2001 lease obligations totaling approximately $50,000. Due to the ground lessor obtaining it's own tenant, the Partnership wrote-off the net asset value of the vacant Mulberry Street Grill property at a loss of $157,000 in the Fourth Quarter of 2001. In April 2002, an additional $43,000 will be accrued as payable to the Ground Lease Land landlord due to the Court's granting of a summary judgment against the Partnership. (See Legal Proceedings in Note 10.)

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon full investment of the net proceeds of the offering, approximately 75% of the original proceeds were invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,463 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all priordistributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to its attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

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

5.       LEASES:
         ______

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

DIIP2march01.10Q

Year ending
December 31,

2002                                               $2,042,598
2003                                                2,001,092
2004                                                2,030,311
2005                                                2,040,603
2006                                                1,964,133
Thereafter                                         13,131,949
                                                   ----------

                                                  $23,210,686
                                                  ===========
Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 40% of total base rents for 2001.

6.       TRANSACTIONS WITH CURRENT GENERAL PARTNER:
         ------------------------------------------

Amounts paid to the current General Partner for the three-month periods ended March 31, 2002 and 2001 are as follows.

                                           Incurred as of       Incurred as of
Current General Partner                    March 31, 2002       March 31, 2001
-----------------------                   ---------------       --------------

Management fees                                    $49,014           $47,386
Restoration fees                                         0               111
Overhead allowance                                   3,954             3,832
Reimbursement for out-of-pocket expenses             1,625             4,137
Cash distribution                                    1,192             1,300
                                                     -----             -----
                                                   $55,785           $56,766
                                                   =======           =======


7.       CONTINGENT LIABILITIES:
         -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 2002, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.       PMA INDEMNIFICATION TRUST:
         --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2002. Funds are invested in U.S. Treasury securities. In addition, $123,768 of earnings have been credited to the Trust as of March 31, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.      LEGAL PROCEEDINGS:
         ------------------

The Partnership owned the building occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land where it had entered into a long-term Ground Lease. The lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant in Phoenix, Arizona. The Partnership ceased collecting the former tenant's rent and attempted to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("LLC".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and at March 31, 2002 and December 31, 2001 the total ground lease accrual approximates $50,000. The Ground Lease Landlord, LLC, has re-leased the property to a new tenant.

On June 18, 2001, LLC filed a lawsuit in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with LLC and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to LLC and intended to defend this matter vigorously. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group,("National Restaurant'), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable to the Ground Lessor, LLC.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court granted that as of April 10, 2002 LLC is due damages in the amount of $93,000. The Partnership and TPG intends to appeal this summary judgment. As of March 31, 2002 the Partnership has accrued $50,000 in ground lease obligations payable to LLC and the remaining summary judgment balance of $43,000 will be accrued in April 2002.

11.      SUBSEQUENT EVENTS:
         ------------------

On May 15, 2002, the Partnership is scheduled to make distributions to the Limited Partners for the First Quarter of 2002 of $500,000 amounting to approximately $10.80 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at March 31, 2002, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

During March 2002, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Fond du Lac, Wisconsin in April 2002. Hardee's lease on the Fond du Lac property is set to expire on September 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement with Management is entered into.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurants in South Milwaukee and Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they were required to continue making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management continues to market the property for sale or lease to a new operator. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments were scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installments were received in August and October 2001. The final installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased as of December 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, presumably has no rights to the possession of the property. Therefore, Management is in the process of obtaining possession of the property from Fiesta Time, and then Management will market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with all legal remedies to collect the remaining balance due of approximately $10,000. The entire amount due the Partnership has been reserved. Due to Management's attempt to return possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of March 31, 2002 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. In April 2002, an additional $43,000 will be accrued as payable to the Ground Lease Land landlord due to the Court's granting of a summary judgment against the Partnership. (See Legal Proceedings in Part II- Item 1.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December 2001, however, rent income has not been collected for January through April of 2002. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $34,000, as well as future lease obligations. Management is also seeking a new tenant for the vacated property.

Other Assets
------------

Cash and cash equivalents were approximately $1,074,000 at March 31, 2002, compared to $818,606 at December 31, 2001. The Partnership designated cash of $500,000 to fund the First Quarter 2002 distributions to Limited Partners, $524,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property tax escrow at December 31, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Milwaukee tenant paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid by the Partnership in January 2002.

Property tax receivable at March 31, 2002, in the amount of $8,300 represents 2001 property taxes paid by the Partnership, which are due from the vacant Village Inn property. Property tax receivable at December 31, 2001, in the amount of $31,000 represented 2001 real estate taxes due from the former Hardee's- S. Milwaukee property and new tenant, Omega Restaurants and 2000 property taxes due from the Village Inn property.

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payments were scheduled to be received in four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installments were received in August and October 2001. The final installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Deferred charges totaled approximately $283,000 and $286,000, net of amortization, at March 31, 2002 and December 31, 2001, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. Also, during the Second Quarter and Fourth Quarters of 2001 deferred charges relating to the former Hardee's- Milwaukee and Mulberry Street Grill properties, respectively, were written-off.

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2002, in the amount of $94,000, primarily represent the accrual of auditing, tax, legal and data processing fees, and May through December 2001 ground lease rent related to the former Mulberry Street Grill property.

Due to the Current General Partner amounted to $2,987 at March 31, 2002, which represents the General Partner's portion of the Fourth Quarter 2001and First Quarter 2002 distributions, which amounted to $1,192 and $1,795, respectively.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $485,000 and $1,192, respectively, have also been in accordance with the amended Partnership Agreement. The First Quarter 2002 distribution of $500,000 is scheduled to be paid to the Limited Partners on May 15, 2002.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 2002, in the amount of $298,000 compared to net income for the quarter ended March 31, 2001, of $325,000.

Revenues
--------

Total revenues were $518,000 and $607,000, for the quarters ended March 31, 2002 and 2001, respectively. The decrease in revenue in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, and both the rejection of the Denny's-Twin Falls lease and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001.

Total revenues should approximate $2,043,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2002 and 2001, cash expenses amounted to approximately 25% and 32%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 43% and 46%, of total revenues for the quarters ended March 31, 2002 and 2001, respectively.

The decrease in total expenses in 2002 is primarily due to appraisals being performed in the First Quarter of 2001 on all the Partnership properties. In addition, the accrual of the ground lease obligations relating to the former Mulberry Street Grill Restaurant ceased as of December 2001.

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

New Accounting Pronouncement:
-----------------------------

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

Critical Accounting Policies:
-----------------------------

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss to write down the asset to its fair value is recognized, if any.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Partnership owned the building occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land where it had entered into a long-term Ground Lease. The lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant in Phoenix, Arizona. The Partnership ceased collecting the former tenant's rent and attempted to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("LLC".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and at March 31, 2002 and December 31, 2001 the total ground lease accrual approximates $50,000. The Ground Lease Landlord, LLC, has re-leased the property to a new tenant.

On June 18, 2001, LLC filed a lawsuit in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with LLC and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to LLC and intended to defend this matter vigorously. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group,("National Restaurant'), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable to the Ground Lessor, LLC.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court granted that as of April 10, 2002 LLC is due damages in the amount of $93,000. The Partnership and TPG intends to appeal this summary judgment. As of March 31, 2002 the Partnership has accrued $50,000 in ground lease obligations payable to LLC and the remaining summary judgment balance of $43,000 will be accrued in April 2002.

Items 2 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits:

         99.0 Correspondence to the Limited Partners dated May 15, 2002, regarding the First Quarter 2002 distribution.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:      The Provo Group, Inc., General Partner

By:      /s/Bruce A. Provo
         -------------------------------------------
         Bruce A. Provo, President

Date:    May 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner

By:      /s/Bruce A. Provo
         --------------------------------------
         Bruce A. Provo, President

Date:    May 8, 2002



By:      /s/Diane R. Conley
         ---------------------------------------
         Diane R. Conley
         Controller

Date:    May 8, 2002