Form 10-Q
period 2002-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2002-08-14
CIK 825788

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           For the transition period from ____________to

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

                          PART I FINANCIAL INFORMATION
                          Item 1. Financial Statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                       June 30, 2002 and December 31, 2001
                       ------------------------------------

                                     ASSETS


                                                      (Unaudited)
                                                        June 30,    December 31,
                                                          2002          2001
                                                      -----------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

    Land                                              $ 7,264,553   $ 7,296,406
    Buildings                                          10,906,597    11,561,307
    Property held for sale                                686,563             0
    Equipment                                             669,778       669,778
    Accumulated depreciation                           (6,022,194)   (5,854,938)
                                                      -----------   -----------


        Net investment properties and equipment        13,505,297    13,672,553


OTHER ASSETS:

    Cash and cash equivalents                             903,596       818,606
    Cash held in Indemnification Trust (Note 8)           375,447       372,167
    Property tax escrow                                         0         7,875
    Rents and other receivables (Net of allowance of
      $102,001  and $39,636, respectively)                116,283       546,771
    Property tax receivable                                 8,293        30,977
    Deferred rent receivable                              107,751       105,633
    Prepaid insurance                                       8,814        22,035
    Deferred charges                                      279,459       286,067
    Note receivable (Note 3)                                    0        39,250
                                                      -----------   -----------

        Total other asset                               1,799,643     2,229,381

        Total assets                                  $15,304,940   $15,901,934
                                                      ===========   ===========


        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                       June 30, 2002 and December 31, 2001
                       -----------------------------------
                        LIABILITIES AND PARTNERS' CAPITAL



                                                                                (Unaudited)      December 31,
                                                                                   June 30,          2001
                                                                                     2002            ----
                                                                                     ----

LIABILITIES:
         Accounts payable and accrued expenses                                     $130,167         $92,802
         Property taxes payable                                                           0          25,105
         Due to General Partner                                                       1,297           1,795
         Security deposits                                                          109,017         109,017
         Unearned rental income                                                      41,988         172,723
                                                                                    -------         -------

                   Total liabilities                                                282,469         401,442
                                                                                    -------         -------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
                  Cumulative net income
                                                                                    177,266         172,176
                  Cumulative cash distributions                                     (72,977)        (70,941)
                                                                                    -------         -------
                                                                                    104,289         101,235

         Limited Partners (46,280.3 interests outstanding)
                  Capital contributions, net of offering costs                   39,358,468      39,358,468
                  Cumulative net income                                          23,915,211      23,411,286
                  Cumulative cash distributions                                 (47,515,268)    (46,530,268)
                  Reallocation of former general partners' deficit capital         (840,229)       (840,229)
                                                                                  ---------       ---------

                                                                                 14,918,182      15,399,257
                                                                                 ----------      ----------

                           Total partners' capital                               15,022,471      15,500,492

                           Total liabilities and partners' capital              $15,304,940     $15,901,934
                                                                                ===========     ===========



        The accompanying notes are an integral part of these statements.

                                 DIVALL INSURED
                     INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                   (Unaudited)
                                   -----------

                                                                  Three Months Ended            Six Months Ended
                                                                ----------------------        --------------------
                                                                       June 30,                   June 30,
                                                                       --------                   --------
                                                               2001           2002          2001           2002
                                                               ----           ----          ----           ----

REVENUES:
        Rental income (Note 5)                                $527,523       $577,644      $1,033,908     $1,167,126
        Interest income                                          4,659         11,584           8,672         25,757
        Lease termination fee (Note 3)                               0        157,000               0        157,000
        Recovery of amount previously written off                  232          1,391             232          4,172
        Other income                                                 0            134           8,059            318
                                                                     -            ---           -----            ---
                                                               532,414        747,753       1,050,871      1,354,373
                                                               -------        -------       ---------      ---------

EXPENSES:
        Partnership management fees   (Note 6)                  49,911         48,505          98,925         95,891
        Insurance                                                6,611          6,827          13,221          9,655
        General and administrative                              26,716         25,408          47,562         46,743
        Advisory Board fees and expenses                         2,188          2,188           5,924          6,462
        Write-off non-collectible receivables                   56,352          7,561          58,369         15,561
        Ground lease payments  (Note 3)                              0         18,951               0         35,803
        Expenses incurred due to default by lessee               5,239          1,205           5,944          1,205
        Professional services                                   42,914         38,476          92,910        130,086
        Restoration fees   (Note 6)                                  9             56               9            167
        Judgment expense  (Note 10)                             45,128              0          45,128              0
        Depreciation                                            83,021         86,100         167,256        172,200
        Amortization                                             3,304         11,947           6,608         15,082
                                                                 -----         ------           -----         ------
                                                               321,393        247,224         541,856        528,855
                                                               -------        -------         -------        -------


NET INCOME                                                    $211,021       $500,529        $509,015       $825,518
                                                              ========       ========        ========       ========

NET INCOME - CURRENT GENERAL PARTNER                            $2,110         $5,005          $5,090         $8,255
NET INCOME - LIMITED PARTNERS                                  208,911        495,524         503,925        817,263
                                                               -------        -------         -------        -------

                                                              $211,021       $500,529        $509,015       $825,518
                                                              ========       ========        ========       ========

NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 46,280.3 Interests outstanding               $4.51         $10.71          $10.89         $17.66
                                                                 =====         ======          ======         ======


        The accompanying notes are an integral part of these statements.


             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------
                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         2002             2001
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $509,015         $825,518

   Adjustments to reconcile net income to net
      cash from operating activities -
         Depreciation and amortization                                173,864          187,282
         Recovery of amounts previously written off                      (232)          (4,172)
         Provision from non-collectible rents and receivables          58,369           15,561
         Interest applied to Indemnification Trust account             (3,280)          (9,622)
         Lease termination fee                                              0         (117,750)
         Decrease/(Increase) in property tax escrow                     7,875           (7,875)
         Decrease in rents and other receivables                      394,803          434,071
         Decrease in prepaid assets                                    13,221            9,655
         (Increase) in deferred rent receivable                        (2,118)          (3,780)
         (Decrease) in due to current General Partner                    (498)            (665)
         Increase in accounts payable and other accrued expenses       12,260           52,821
         (Decrease) in unearned rental income                        (130,735)         (43,342)
                                                                    ---------         --------


            Net cash from operating activities                      1,344,702        1,032,544
                                                                    ---------        ---------


CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:

      Note receivable                                                  39,250                0

      Payment of deferred leasing commissions                               0          (69,509)

      Recoveries from former affiliates                                   232            4,172
                                                                          ---            -----

            Net cash (used in) from investing activities               39,482          (65,537)
                                                                       ------         --------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

      Cash distributions to Limited Partners                         (985,000)      (1,115,000)
      Cash distributions to current General Partner                    (2,036)         (2,8.35)
                                                                      -------          -------

      Net cash (used in) financing activities                        (987,036)      (1,118,302)
                                                                    ---------      -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                              84,990          161,063


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      818,606          752,060
                                                                    ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $903,596         $913,123
                                                                     ========         ========


        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS




These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership' (the "Partnership") 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2002, and the results of operations for the three and six-month periods ended June 30, 2002, and 2001, and cash flows for the three-month periods ended June 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At June 30, 2002, the Partnership owned 26 properties with specialty leasehold improvements in 10 of these properties.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership=s assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership, therefore, continued to operate as a going concern.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $7,859,000.

2.       REGULATORY INVESTIGATION:
         -------------------------
                                       7

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2002, $5,804,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,125,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.       INVESTMENT PROPERTIES:
         ----------------------
As of June 30, 2002, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, and six (6) vacant properties, (which were previously operated as a Village Inn restaurant, a Fiesta Time restaurant, one (1) Denny's restaurants, and three (3) Hardee's restaurants.) The 26 properties are located in a total of thirteen (13) states.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, Wisconsin in July 2002 at a sales price of $618,000. The net asset value of the property at June 30, 2002 was approximately $470,000. The Partnership intends to pay TPG a sales commission upon the sale amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they will be required to continue making rent payments until the sale date.

During the Second Quarter of 2002, Mountain Range Restaurants, the sub-lessee of the Denny's- N. 7th Street property in Phoenix, Arizona, notified Management that it would vacate the property at the end of May 2002. During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002. Management intends to market the property for lease or sale.

During March 2002, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Fond du Lac, Wisconsin in April 2002. Hardee's lease on the Fond du Lac property is set to expire on September 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement is entered into.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management continues to market the property for sale or lease to a new operator.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable on the balance sheet in the Second Quarter of 2001. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, is not entitled to possession of the property. Therefore, Management is in the process of evicting and obtaining possession of the property from Fiesta Time, after which Management intends to market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation ("AMF") notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with legal remedies to collect the balances due from AMF. The past due rent amount of $10,000 has been reserved. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January through June of 2002. In addition, in March 2002, the Partnership paid the properties' first installment of 2001 real estate taxes. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $58,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. Management anticipates that the Partnership will incur approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Second Quarter.

As of June 30, 2002 the Partnership owns one (1) restaurant, Kentucky Fried Chicken, which is located on a parcel of land where it has entered into a long-term ground lease. Tenant, Kentucky Fried Chicken pays the lease obligations under the ground lease.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the

4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,481 to date on the amounts recovered. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true up with actual distributions is made.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

               Year ending December 31,
               2002                                              $1,963,431
               2003                                               1,847,092
               2004                                               1,876,311
               2005                                               1,886,603
               2006                                               1,810,133
               Thereafter                                        12,742,616
                                                                 ----------

                                                                 $22,126,186
                                                                 ===========

  Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 40% of total base rents for 2001.

6.      TRANSACTIONS WITH CURRENT GENERAL PARTNER:
        -----------------------------------------

  Amounts paid to the current General Partner for the three-month periods ended June 30, 2002 and 2001 are as follows.

                                              Incurred as of      Incurred as of
Current General Partner                       June 30,2002        June 30, 2001
-----------------------                       --------------      --------------

Management fees                                      $98,925             $95,981
Restoration fees                                           9                 167
Overhead allowance                                     7,982              7,750
Reimbursement for out-of-pocket expenses               3,702              4,796
Leasing Commissions                                        0              8,644

Cash distribution                                      2,036               3,302
                                                    --------            --------
                                                    $112,654            $120,640
                                                    ========            ========


7.       CONTINGENT LIABILITIES:
         ----------------------

  According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 2002, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

  8.      PMA INDEMNIFICATION TRUST:
          -------------------------

  The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2002. Funds are invested in U.S. Treasury securities. In addition, $125,447 of earnings has been credited to the Trust as of June 30, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.      LEGAL PROCEEDINGS:
         -----------------

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land, leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. Centre has re-leased the property to a new tenant.

On June 18, 2001, Centre filed a lawsuit (the "Complaint") in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with Centre and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently National Restaurant has filed for bankruptcy and the Partnership has not been successful in locating AMF.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court awarded damages to Centre as of April 10, 2002 in the amount of $93,000.

As of March 31, 2002 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed the Notice of Appeal with respect to such judgment and are waiting for the Court of Appeals to set a schedule for filing briefs in support of the appeal. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. The bond premium is anticipated to be approximately $1,600. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

11.      SUBSEQUENT EVENTS:
         -----------------

On August 15, 2002, the Partnership is scheduled to make distributions to the Limited Partners for the Second Quarter of 2002 of $360,000 amounting to approximately $7.78 per limited partnership interest.

The Hardee's- Hartford sale was not consummated in late July 2002 as Management anticipated. The closing date is presently projected for August 2002 at a sale price of $618,000. The net asset value of the property at June 30, 2002 was approximately $470,000. The Partnership intends to pay an approximately $18,500 sales commission to TPG upon the sale. No commissions are to be paid to unaffiliated brokers by the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties
---------------------

The investment properties, including equipment held by the Partnership at June 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, Wisconsin in July 2002 at a sales price of $618,000. The net asset value of the property at June 30, 2002 was approximately $470,000. The Partnership intends to pay TPG a sales commission upon the sale amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they will be required to continue making rent payments until the sale date.

During the Second Quarter of 2002, Mountain Range Restaurants, the sub-lessee of the Denny's- N. 7th Street property in Phoenix, Arizona, notified Management that it would vacate the property at the end of May 2002. During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the Phoenix, Arizona location. Following the rejection of this lease by Phoenix, Mountain Range Restaurants declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002. Management will market the property for lease or sale.

During March 2002, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Fond du Lac, Wisconsin in April 2002. Hardee's lease on the Fond du Lac property is set to expire on September 30, 2009 and they will be required to continue making rent payments until the lease expiration date or until a lease termination agreement is entered into.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management continues to market the property for sale or lease to a new operator.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four
(4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable on the balance sheet. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, since Phoenix rejected the lease, its subtenant, Fiesta Time, is not entitled to possession of the property. Therefore, Management is in the process of obtaining possession of the property from Fiesta Time, after which Management intends to market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property expires in 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. Management is moving forward with legal remedies to collect the balances due from AMF. The past due rent amount of $10,000 has been reserved. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of March 31, 2002 the Partnership has withheld the payment of approximately $50,000 in accrued ground lease obligations related to the property. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord due to the Court's granting of a summary judgment against the Partnership. (See Legal Proceedings in Part II-
Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December of 2001; however, rent income has not been collected for January through June of 2002. In addition, in March 2002, the Partnership paid the properties' first installment of 2001 real estate taxes. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $58,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. Management anticipates that the Partnership will incur approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Second Quarter.

Other Assets
------------

Cash and cash equivalents were approximately $904,000 at June 30, 2002, compared to $818,606 at December 31, 2001. The Partnership designated cash of $360,000 to fund the Second Quarter 2002 distributions to Limited Partners, $491,000 for the payment of accounts payable, accrued expenses, and future distributions. The remainder represents reserves deemed necessary to allow the Partnership to operate normally.

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

Rents and other receivables amounted to $116,280 (net of allowance of $102,000) as of June 30, 2002. The tenant Popeye's- Park Forest is delinquent on its January 2002 percentage rent billing for 2001. Management intends to pursue legal remedies in relation to the collection of the tenant's percentage rent past due balance of approximately $72,000.

Property tax escrow at December 31, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Milwaukee tenant paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid by the Partnership in January 2002.

Property tax receivable at June 30, 2002, in the amount of $8,300 represented 2001 property taxes paid by the Partnership, which are due from the tenant of the vacant Village Inn property. Property tax receivable at December 31, 2001, in the amount of $31,000 represented 2001 real estate taxes due from the tenant of the Hardee's- S. Milwaukee property and new tenant, Omega Restaurants and 2000 property taxes due from the tenant of the Village Inn property.

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable on the balance sheet. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Deferred charges totaled approximately $279,460 and $286,000, net of amortization, at June 30, 2002 and December 31, 2001, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. Also, during the Second Quarter and Fourth Quarters of 2001 deferred charges relating to the former Hardee's-Milwaukee and Mulberry Street Grill properties, respectively, were written-off.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 2002, in the amount of $130,000, primarily represent the accrual of auditing, tax, legal and data processing fees, and the summary judgment related to the former Mulberry Street Grill property.

Due to the Current General Partner amounted to $1,297 at June 30, 2002, of which $844 represents the General Partner's Second Quarter 2002 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $985,000 and $2,036, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 2002 distribution of $360,000 is scheduled to be paid to the Limited Partners on August 15, 2002.

Results of Operations:
---------------------

The Partnership reported net income for the quarter ended June 30, 2002, in the amount of $211,000 compared to net income for the quarter ended June 30, 2001, of $501,000. For the six months ended June 30, 2002 and 2001, net income totaled $509,000 and $826,000, respectively. The decrease in net income revenue in 2002 is due primarily to decreased rental income, relating to the expired lease of the Hardee's-S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejection of the Denny's-Twin Falls lease and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. The decrease in net income in 2002 is also due to the summary judgment related to the former Mulberry Street Grill property, the write-off of non-collectible receivables, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property and court proceedings related to the former Mulberry Street Grill property. In addition, the Partnership's charged a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's-Milwaukee lease, which is a non-recurring charge.

Revenues
--------

Total revenues were $532,000 and $748,000, for the quarters ended June 30, 2002 and 2001, respectively, and were $1,051,000 and $1,354,000, for the six months ended June 30, 2002 and 2001, respectively The decrease in revenue in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's-S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejection of the Denny's-Twin Falls lease and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. In addition, the Partnership charged a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's-Milwaukee lease, which is a non-recurring charge.

As of June 1, 2002 total revenues should approximate $1,963,000 annually, based on leases currently in place.

Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 2002 and 2001, cash expenses amounted to approximately 34% and 20%, of total revenues, respectively. For the six months ended June 30, 2002 and 2001, cash expenses totaled 29% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 60% and 33%, of total revenues for the quarters ended June 30, 2002 and 2001, respectively, and totaled 52% and 39% for the six months ended June 30, 2002 and 2001, respectively.

The increase in expenditures in 2002 is due to the Second Quarter 2001 summary judgment accrual related to the former Mulberry Street Grill property, the write-off of non-collectible receivables, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property and court proceedings related to the former Mulberry Street Grill property. Total expenditures in 2001 included non-recurring appraisals, which were performed in the First Quarter of 2001 on all the Partnership properties, and ground lease obligations relating to the former Mulberry Street Grill Restaurant.

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

New Accounting Pronouncement:
----------------------------

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. The FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

Critical Accounting Policies:
----------------------------

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives--Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition--Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease ("Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. Centre has re-leased the property to a new tenant.

On June 18, 2001, Centre filed a lawsuit (the "Complaint") in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleges that the Partnership is a tenant under a Ground Lease with Centre and that the Partnership has defaulted on its obligations under that lease. The suit names TPG as a defendant because TPG is the Partnership's general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group, ("National Restaurant"), Centre, and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently National Restaurant has filed for bankruptcy and the Partnership has not been successful in locating AMF.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court awarded damages to Centre as of April 10, 2002 in the amount of $93,000. As of March 31, 2002 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

In June 2002 the Partnership and TPG filed the Notice of Appeal with respect to such judgment and are waiting for the Court of Appeals to set a schedule for filing briefs in support of the appeal. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. The bond premium is anticipated to approximately $2,600. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

Items 2 - 4.

Not Applicable.

Item 5.  Other Information

Registrant's interim financial statements in this Form 10-Q have not been reviewed by an independent public accountant due to the wind-down of Arthur Andersen's business. See Item 4 to Registrant's Form 8-K, filed August 14, 2002, and incorporated herein by reference. Registrant will amend this form 10-Q to contain a review by an independent public accountant as soon as Registrant engages this accountant.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Listing of Exhibits:

      99.0 Correspondence to the Limited Partners dated August 15, 2002, regarding the Second Quarter 2002 distribution.

      99.1  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350.

(b)   Reports on Form 8-K:

      The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 2002.

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

Date:  August 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: The Provo Group, Inc., General Partner

By: /s/Bruce A. Provo
    -----------------
    Bruce A. Provo, President

Date:  August 14, 2002

By: /s/Bruce A. Provo
   ------------------
   Bruce A. Provo, Chief Executive Officer and
   Chief Financial Officer

Date:  August 14, 2002