Form 10-Q
period 2002-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2002-11-13
CIK 825788

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

                                 BALANCE SHEETS

                    September 30, 2002 and December 31, 2001

                                     ASSETS

                                                                                   (Unaudited)
                                                                                  September 30,       December 31,
                                                                                      2002               2001
                                                                                      ----               ----
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

         Land                                                                      $  7,264,553      $ 7,296,406
         Buildings                                                                   10,851,597       11,561,307
         Equipment                                                                      669,778          669,778
         Accumulated depreciation                                                    (5,886,282)      (5,854,938)
                                                                                   ------------      -----------

                  Net investment properties and equipment                            12,899,646       13,672,553

OTHER ASSETS:
         Property held for Sale (Note 3)                                                470,060                0
         Cash and cash equivalents                                                      725,380          818,606
         Cash held in Indemnification Trust (Note 8)                                    377,204          372,167
         Due from Clerk of the Court  (Note 10)                                         140,000                0
         Property tax escrow                                                                  0            7,875
         Rents and other receivables (Net of allowance of $140,590                      340,553          546,771
               And $39,636, respectively)
         Property tax receivable                                                         15,449           30,977
         Deferred rent receivable                                                       115,936          105,633
         Prepaid insurance                                                                2,203           22,035
         Deferred charges                                                               324,456          286,067
         Note receivable  (Note 3)                                                            0           39,250
                                                                                   ------------      -----------

                  Total other asset                                                   2,511,241        2,229,381

                  Total assets                                                     $ 15,410,887      $15,901,934
                                                                                   ============      ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                                  (Unaudited)
                                                                                 September 30,     December 31,
                                                                                      2002             2001
                                                                                 -------------     ------------
LIABILITIES:
         Accounts payable and accrued expenses                                   $     144,023     $     92,802
         Property taxes payable                                                              0           25,105
         Due to General Partner                                                          2,334            1,795
         Security deposits                                                             127,017          109,017
         Unearned rental income                                                         61,551          172,723
                                                                                 -------------     ------------

            Total liabilities
                                                                                       334,925          401,442

CONTINGENT LIABILITIES: (Note 7)



PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -                                                     181,420          172,176
            Cumulative net income                                                      (74,858)         (70,941)
                                                                                 -------------     ------------
            Cumulative cash distributions                                              106,562          101,235

         Limited Partners (46,280.3 interests outstanding)
            Capital contributions, net of offering costs                            39,358,468       39,358,468
            Cumulative net income                                                   24,326,429       23,411,286
            Cumulative cash distributions                                          (47,875,268)     (46,530,268)
            Reallocation of former general partners' deficit capital                  (840,229)        (840,229)
                                                                                 -------------     ------------

                                                                                    14,969,400       15,399,257
                                                                                 -------------     ------------

                           Total partners' capital                                  15,075,962       15,500,492
                                                                                 -------------     ------------

                           Total liabilities and partners' capital               $  15,410,887     $ 15,901,934
                                                                                 =============     ============

        The accompanying notes are an integral part of these statements.

                                 DIVALL INSURED
                     INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                   ------------------             -----------------
                                                                      September 30,                 September 30,
                                                                      -------------                 -------------
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----
REVENUES:
        Rental income (Note 5)                                   $728,654       $698,777      $1,730,562     $1,833,903
        Interest income                                             4,403          9,286          13,075         35,043
        Lease termination fee (Note 3)                                  0              0               0        157,000
        Recovery of amount previously written off                   2,031              0           2,263          4,172
        Other income                                                  168             26           8,227            344
                                                                 --------       --------      ----------     ----------
                                                                  735,256        708,089       1,754,127      2,030,462
                                                                 --------       --------      ----------     ----------

EXPENSES:
        Partnership management fees (Note 6)                       49,839         48,561         148,764        144,452
        Insurance                                                   6,611          4,827          19,832         14,482
        General and administrative                                 18,116         20,796          65,681         67,539
        Advisory Board fees and expenses                            1,688          2,188           7,611          8,650
        Write-off non-collectible receivables                      31,306         10,127          89,675         25,688
        Property write-down                                        55,000              0          55,000              0
        Ground lease payments (Note 3)                                  0         17,902               0         53,705
        Expenses incurred due to default by lessee                 39,585          8,208          45,529          9,413
        Professional services                                      49,762         37,484         142,672        167,570
        Restoration fees (Note 6)                                      81              0              90            167
        Judgment expense Note 10)                                       0              .          45,128              0
        Depreciation                                               80,591         86,100         247,847        258,300
        Amortization                                                3,304         28,272           9,911         43,354
                                                                 --------       --------      ----------     ----------
                                                                  335,883        264,465         877,740        793,320
                                                                 --------       --------      ----------     ----------
NET INCOME FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS                                          $399,373       $443,624      $  876,387     $1,237,142

INCOME FROM DISCONTINUED OPERATIONS                                16,000         16,000          48,000         48,000
                                                                 --------       --------      ----------     ----------

NET INCOME                                                       $415,373       $459,624      $  924,387     $1,285,142
                                                                 --------       --------      ----------     ----------

NET INCOME- CURRENT GENERAL PARTNER                              $  4,154       $  4,596      $    9,244     $   12,851

NET INCOME -LIMITED PARTNERS                                      411,219        455,028         915,143      1,272,291
                                                                 --------       --------      ----------     ----------

                                                                 $415,373       $459,624      $  924,387     $1,285,142
                                                                 ========       ========      ==========     ==========

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3
Interests outstanding:

NET INCOME FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS                                          $   8.57       $   9.52      $    18.84     $    26.56

NET INCOME FROM DISCONTINUED OPERATIONS                               .31            .31             .93            .93
                                                                 --------       --------      ----------     ----------

NET INCOME PER LIMITED PARTNERSHIP INTEREST                      $   8.88       $   9.83      $    19.77     $    27.49
                                                                 ========       ========      ==========     ==========


         The accompanying notes are an integral part of these statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                        2002                 2001
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income
                                                                                        $   924,387      $ 1,285,142
         Adjustments to reconcile net income to net
              cash from operating activities -

                  Depreciation and amortization                                             257,758          301,654
                  Recovery of amounts previously written off                                 (2,263)          (4,172)
                  Provision for non-collectible rents and receivables                        89,675           25,688
                  Interest applied to Indemnification Trust account                          (5,037)         (13,792)
                  Lease termination fee                                                           0         (117,750)
                  Property write-down                                                        55,000                0
                  (Increase) Decrease in due from Clerk of the Court                       (140,000)               0
                  Decrease (Increase) in property tax escrow                                  7,875           (7,875)
                  Decrease in rents and other receivables                                   132,071          238,122
                  Decrease in prepaid assets                                                 19,832           14,482
                  (Increase) Decrease in deferred rent receivable                           (10,303)           1,115
                  Increase (Decrease) in due to current General Partner                         539             (829)
                  Increase in accounts payable and other accrued expenses                    26,116           69,885
                  Increase in security deposits                                              18,000                0
                  (Decrease) in unearned rental income                                     (111,172)         (43,286)
                                                                                        -----------      -----------

                         Net cash from operating activities                               1,262,478        1,755,384
                                                                                        -----------      -----------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:

         Note receivable                                                                     39,250           39,250

         Payment of deferred leasing commission                                             (48,300)         (69,509)

         Recoveries from former affiliates                                                    2,263            4,172
                                                                                        -----------      -----------

                         Net cash provided from (used in) investing activities               (6,787)         (26,087)
                                                                                        -----------      -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

          Cash distributions to Limited Partners                                         (1,345,000)      (1,680,000)
          Cash distributions to current General Partner                                      (3,917)          (5,140)
                                                                                        -----------      -----------

          Net cash (used in) financing activities
                                                                                         (1,348,917)      (1,685,140)
                                                                                        -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (93,226)          44,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            818,606          752,060
                                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   725,380      $   796,217
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

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2002, and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 2002, the Partnership owned 26 properties with specialty leasehold improvements in 10 of these properties.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership, therefore, continues to operate as a going concern.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2002, $5,808,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,127,000 as income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of September 30, 2002, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Hardee's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Chinese restaurant, and four (4) vacant properties, (which were previously operated as a Village Inn restaurant, a Fiesta Time restaurant, and two (2) Hardee's restaurants.) The 26 properties are located in a total of thirteen (13) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and nine months ended September 30, 2002, the Partnership recognized income (loss) from discontinued operations of $16,000 and $48,000, respectively.

Results of discontinued operations for the three and nine months ended September 30, 2002, relate to the classification of the Hardee's- Hartford property as held for sale.

In October 2002 Management entered a contract to sell the vacant Hardee's- South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the S. Milwaukee property was written-down by $55,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford at a sales price of $618,000. Contrary to information in our last quarterly report, the Hartford property closing date is scheduled for early October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000 and the gain on the sale of the property in October is anticipated to be approximately $143,000. The Partnership intends to pay TPG a sales commission in the Fourth Quarter of 2002 amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership.

During the Second Quarter of 2002, Mountain Range Restaurants, the sub-lessee of the Denny's- N. 7/th/ Street property in Phoenix, Arizona, notified Management that it would vacate the property at the end of May 2002. During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7/th/ Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent is scheduled to commence in January 2003. The restaurant is to be operated as a Chinese buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Contrary to information in our last quarterly report, the Hardee's- Fond du Lac, Wisconsin restaurant has not been closed by Hardee's Food Systems, Inc. The property lease continues to be in good standing.

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

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, in Management's opinion, since Phoenix rejected the lease, its subtenant, Fiesta Time, is not entitled to possession of the property. Therefore, Management is in the process of evicting and obtaining possession of the property from Fiesta Time, after which Management intends to market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation ("AMF) notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF has been dissolved. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. The Partnership is appealing this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January through September of 2002. In addition, in March 2002 and September 2002, the Partnership paid the properties' first and second installments of 2001 real estate taxes. Management has begun legal action in relation to the former tenant's past due balance of approximately $90,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Third Quarter.

As of September 30, 2002 the Partnership owns one (1) restaurant, Kentucky Fried Chicken, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, pays the lease obligations under the ground lease.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2002 the current minimum monthly management fee is $16,640. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,553 to date on the amounts recovered, which includes 2002 fees of $90. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

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

As of September 30, 2002 aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

         Year ending December 31,
         2002                               $ 1,986,098
         2003                                 1,975,463
         2004                                 2,006,311
         2005                                 2,016,603
         2006                                 1,940,133
         Thereafter                          13,338,282
                                            -----------

                                            $23,312,890
                                            ===========

The above aggregate minimum lease payments include rent applicable to the Village Inn property. The tenant is currently in default in relation to its January through September 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $72,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 40% of total base rents for 2001.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the nine-month periods ended September 30, 2002 and 2001 are as follows.

                                                  Incurred as of           Incurred as of
Current General Partner                         September 30, 2002       September 30, 2001
-----------------------                         ------------------       ------------------
Management fees                                            $148,764                 $144,452
Restoration fees                                                 90                      167
Overhead allowance                                           12,010                   11,668
Reimbursement for out-of-pocket expenses                      6,468                    7,835
Leasing Commissions                                          13,800                    8,644
Cash distribution                                             3,917                    5,140
                                                           --------                 --------
                                                           $185,049                 $177,906
                                                           ========                 ========

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2002, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.   PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2002. Funds are invested in U.S. Treasury securities. In addition, $127,204 of earnings has been credited to the Trust as of September 30, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38/th/ Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. Centre has re-leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the original tenant, National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently National Restaurant has filed for bankruptcy and the Partnership has learned that AMF has been dissolved. Therefore, the third-party complaint was dropped during the Third Quarter of 2002.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court awarded damages to Centre as of April 10, 2002 in the amount of $93,000. As of March 31, 2002 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed the Notice of Appeal with respect to such judgment. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In September 2002 the Partnership was required to escrow a $140,000 cash bond at the office of the Clerk of the Court during the appeal process. As of September 30, 2002 the Partnership was waiting for the Court of Appeals to set a court date for the appeal.

11.  SUBSEQUENT EVENTS:

The Hardee's- Hartford property was sold at a sale price of $618,000 on October 1, 2002. The gain on sale of the property was $143,000. A sales commission of $18,500 was paid to an affiliate of the General Partner upon the sale in October 2002.

In October 2002 Management entered a contract to sell the vacant Hardee's- South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the S. Milwaukee property was written-down by $55,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000.

The lease on the Hostetler's property in Des Moines, Iowa is set to expire on December 31, 2002. In October 2002 the tenant informed Management that they would not be renewing the property lease. Management has begun marketing the property for sale.

On November 15, 2002, the Partnership is scheduled to make distributions to the Limited Partners for the Third Quarter of 2002 of $365,000 amounting to approximately $7.89 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties

The investment properties, including equipment held by the Partnership at September 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and nine months ended September 30, 2002, the Partnership recognized income (loss) from discontinued operations of $16,000 and $48,000, respectively. Results of discontinued operations for the three and nine months ended September 30, 2002, relate to the classification of the Hardee's- Hartford property as held for sale.

In October 2002 Management entered a contract to sell the vacant Hardee's- South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the S. Milwaukee property was written-down by $55,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford at a sales price of $618,000. Contrary to information in our last quarterly report, the Hartford property closing date is scheduled for early October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000 and the gain on the sale of the property in October is anticipated to be approximately $143,000. The Partnership intends to pay TPG a sales commission in the Fourth Quarter of 2002 amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership.

During the Second Quarter of 2002, Mountain Range Restaurants, the sub-lessee of the Denny's- N. 7/th/ Street property in Phoenix, Arizona, notified Management that it would vacate the property at the end of May 2002. During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7/th/ Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent is scheduled to commence in January 2003. The restaurant is to be operated as a Chinese buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Contrary to information in our last quarterly report, the Hardee's- Fond du Lac, Wisconsin restaurant has not been closed by Hardee's Food Systems, Inc. The property lease continues to be in good standing.

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

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was rejected and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. In addition, in Management's opinion, since Phoenix rejected the lease, its subtenant, Fiesta Time, is not entitled to possession of the property. Therefore, Management is in the process of evicting and obtaining possession of the property from Fiesta Time, after which Management intends to market the property for lease or sale.

During April 2001, the sub-tenant AMF Corporation ("AMF) notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. The past due rent amount of $10,000 has been reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF has been dissolved. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. The Partnership is appealing this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. (See Legal Proceedings in Part
II. - Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January through September of 2002. In addition, in March 2002 and September 2002, the Partnership paid the properties' first and second installments of 2001 real estate taxes. Management has begun legal action in relation to the former tenant's past due balance of approximately $90,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Third Quarter.

Other Assets

Property held for sale amounted to $470,000 as of September 30, 2002 and related to the classification of the Hardee's- Hartford property as held for sale. The Hartford property closing date is scheduled for early October 2002. On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and nine months ended September 30, 2002, the Partnership recognized income (loss) from discontinued operations of $16,000 and $48,000, respectively. Results of discontinued operations for the three and nine months ended September 30, 2002, relate to the classification of the Hardee's- Hartford property as held for sale.

Cash and cash equivalents were approximately $725,000 at September 30, 2002, compared to $818,606 at December 31, 2001. The Partnership designated cash of $365,000 to fund the Third Quarter 2002 distributions to Limited Partners, $306,000 for the payment of accounts payable, accrued expenses, and future distributions. The remainder represents reserves deemed necessary to allow the Partnership to operate normally.

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

Due from the Clerk of the Court amounted to $140,000 at September 30, 2002. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process related to the Phoenix, Arizona property. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

Rents and other receivables amounted to $341,000 (net of allowance of $141,000) as of September 30, 2002. Village Inn is currently in default in relation to its January through September 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $72,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated. In addition, Management has charged Village Inn late fees totaling $3,000 in relation to the past balance due. The late fee charges have been 100% reserved as Management is uncertain of collection.

The tenant Popeye's- Park Forest is delinquent on its January 2002 percentage rent billing for 2001. Management intends to pursue legal remedies in relation to the collection of the tenant's percentage rent past due balance of approximately $72,000. In addition, Management has charged Popeye's late fees totaling $11,000 in relation to the percentage rent balance due. The late fee charges have been 100% reserved as Management is uncertain of collection of these fees.

Property tax escrow at December 31, 2001, in the amount of $7,875, represented four (4) months of 2001 real estate taxes for the former Hardee's- Milwaukee tenant paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid by the Partnership in January 2002.

Property tax receivable at September 30, 2002, in the amount of $15,500 represented 2001 property taxes paid by the Partnership, which are due from the tenant of the vacant Village Inn property. Property tax receivable at December 31, 2001, in the amount of $31,000 represented 2001 real estate taxes due from the tenant of the Hardee's- S. Milwaukee property and new tenant, Omega Restaurants and 2000 property taxes due from the tenant of the Village Inn property.

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Deferred charges totaled approximately $324,000 and $286,000, net of amortization, at September 30, 2002 and December 31, 2001, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Third Quarter of 2002, commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Chinese Buffet lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. Also, during the Second Quarter and Fourth Quarters of 2001 deferred charges relating to the former Hardee's- Milwaukee and Mulberry Street Grill properties, respectively, were written-off.

Liabilities

Accounts payable and accrued expenses at September 30, 2002, in the amount of $144,000, primarily represents the accrual of auditing, tax, legal and data processing fees, and the summary judgment related to the former Mulberry Street Grill property.

Due to the Current General Partner amounted to $2,334 at September 30, 2002, of which $1,881 represents the General Partner's Third Quarter 2002 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $1,345,000 and $3,917, respectively, havealso been in accordance with the amended Partnership Agreement. The Third Quarter 2002 Limited Partner distribution of $365,000 is scheduled for November 15, 2002.

Results of Operations:

The Partnership reported net income for the quarter ended September 30, 2002, in the amount of $415,000 compared to net income for the quarter ended September 30, 2001, of $460,000. For the nine-months ended September 30, 2002 and 2001, net income totaled $924,000 and $1,285,000, respectively. The decrease in net income in 2002 is due primarily to decreased rental income, relating to the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls and N. 7/th/ Street leases and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. The decrease in net income in 2002 is also due to the property write-down related to the vacant S. Milwaukee property in the Third Quarter of 2002, the summary judgment related to the former Mulberry Street Grill property in the Second Quarter of 2002, the write-off of non-collectible receivables, increased tenant default expenditures, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, court proceedings related to the former Mulberry Street Grill property, and change in auditor issues. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

Income from discontinued operations was $16,000 for the quarters ended September 30, 2002 and 2001. For the nine-months ended September 30, 2002 and 2001 income from discontinued operations totaled $48,000. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. One property, Hardee's- Hartford, was classified for sale as of September 30, 2002, therefore, the operating results of this property is reflected as income from discontinued operations for the three and nine month periods ended September 30, 2002 and 2001.

Revenues

Total revenues were $751,000 and $724,000, for the quarters ended September 30, 2002 and 2001, respectively, and were $1,802,000 and $2,078,000, for the nine-months ended September 30, 2002 and 2001, respectively The decrease in revenue in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls lease and N. 7/th/ Street leases, and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

As of September 30, 2002 total revenues should approximate $1,950,000, annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Village Inn is currently in default in relation to its January through September 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $72,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated.

Expenses

For the quarters ended September 30, 2002 and 2001, cash expenses amounted to approximately 23% and 19%, of total revenues, respectively. For the nine-months ended September 30, 2002 and 2001, cash expenses totaled 27% and 22%, respectively. Total expenses, including non-cash items, amounted to approximately 46% and 37%, of total revenues for the quarters ended September 30, 2002 and 2001, respectively, and totaled 50% and 38% for the nine-months ended September 30, 2002 and 2001, respectively.

The increase in expenditures in 2002 is due to the Third Quarter 2002 property write-down of the vacant Hardee's- S. Milwaukee property, the Second Quarter 2002 summary judgment accrual related to the former Mulberry Street Grill property, the write-off of non-collectible receivables, increased tenant default expenditures, increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, court proceedings related to the former Mulberry Street Grill property, and change in auditor issues. Total expenditures in 2001 included non-recurring appraisals, which were performed in the First Quarter of 2001 on all the Partnership properties, and ground lease obligations relating to the former Mulberry Street Grill Restaurant.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease ("Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the

Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38/th/ Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. Centre has re-leased the property to a new tenant.

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

In June 2002 the Partnership and TPG filed the Notice of Appeal with respect to such judgment and are waiting for the Court of Appeals to set a schedule for filing briefs in support of the appeal. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. The bond premium was anticipated to approximately $2,600. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In August 2002 the Partnership was required to escrow $140,000 at the office of the Clerk of the Court during the appeal process. The Court of Appeals has not yet set a court date. Currently National Restaurant has filed for bankruptcy and the Partnership has learned that AMF has been dissolved.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court awarded damages to Centre as of April 10, 2002 in the amount of $93,000. As of March 31, 2002 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed the Notice of Appeal with respect to such judgment. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July

2002. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In September 2002 the Partnership was required to escrow a $140,000 cash bond at the office of the Clerk of the Court during the appeal process. As of September 30, 2002 the Partnership was waiting for the Court of Appeals to set a court date for the appeal.

Items 2 - 4.
Not Applicable.

Item 5.  Other Information

Registrant's interim financial statements in this Form 10-Q have not been reviewed by an independent public accountant due to the wind-down of Arthur Andersen's business. See Item 4 to Registrant's Form 8-K and Form 8-K/A filed August 14, 2002 and August 27, 2002, respectively, and incorporated herein by reference. Registrant will amend this form 10-Q to contain a review by an independent public accountant as soon as Registrant engages this accountant.

Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A

(a)      Listing of Exhibits:

         99.0 Correspondence to the Limited Partners dated November 15, 2002, regarding the Third Quarter 2002 distribution.

         99.1  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
               Section 1350

(b)      Reports on Form 8-K:

         The Registrant filed Form 8-K on August 14, 2002.

         The Registrant filed Form 8-K/A on August 27, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ------------------
      Bruce A. Provo, President



Date: November 13, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ------------------
      Bruce A. Provo, President



Date: November 13, 2002



By:   /s/ Bruce A. Provo
      ------------------
      Bruce A. Provo, Chief Executive Officer and Chief Financial Officer



Date: November 13, 2002