Form 10-Q/A
period 2002-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-05-15
CIK 825788

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

EXPLANATORY NOTE

Note: This amendment is filed to restate the accounting for the operations of assets held for sale as discontinued operations as required by Statement of Financial Accounting Standards No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." During the three months and six months ended June 30, 2002, the Partnership recognized income from discontinued operations of $13,000 and $25,000, respectively, which reduced income from continuing operations by these same amounts.

In Note 5 to the Notes to the condensed financial statements, the aggregate minimum lease payments to be received under the leases for the Partnership's properties as of June 30, 2002 decreased by approximately $12,000 to correct for an error in the amounts previously disclosed.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                       June 30, 2002 and December 31, 2001

                                     ASSETS
                                   (Unaudited)

                                                                    June 30,
                                                                      2002
                                                                 (As Restated,    December 31,
                                                                  see Note 12)        2001
                                                                 -------------    ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

     Land                                                        $   7,264,553    $  7,296,406
     Buildings                                                      10,906,597      11,561,307
     Equipment                                                         669,778         669,778
     Accumulated depreciation                                       (5,805,691)     (5,854,938)
                                                                 -------------    ------------

               Net investment properties and equipment              13,035,237      13,672,553

OTHER ASSETS:

     Property held for sale                                            470,060               0
     Cash and cash equivalents                                         903,596         818,606
     Cash held in Indemnification Trust (Note 8)                       375,447         372,167
     Property tax escrow                                                     0           7,875
     Rents and other receivables (Net of allowance of
      $102,001 and  $39,636, respectively)                             116,283         546,771
     Property tax receivable                                             8,293          30,977
     Deferred rent receivable                                          107,751         105,633
     Prepaid insurance                                                   8,814          22,035
     Deferred charges                                                  279,459         286,067
     Note receivable  (Note 3)                                               0          39,250
                                                                 -------------    ------------
               Total other assets                                    2,269,703       2,229,381
                                                                 -------------    ------------
               Total assets                                      $  15,304,940    $ 15,901,934
                                                                 =============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                       June 30, 2002 and December 31, 2001

                        LIABILITIES AND PARTNERS' CAPITAL
                                   (Unaudited)

                                                                   June 30,
                                                                     2002
                                                                 (As Restated,    December 31,
                                                                  see Note 12)       2001
                                                                 -------------    ------------
LIABILITIES:

     Accounts payable and accrued expenses                       $     130,167    $     92,802
     Property taxes payable                                                  0          25,105
     Due to General Partner                                              1,297           1,795
     Security deposits                                                 109,017         109,017
     Unearned rental income                                             41,988         172,723
                                                                 -------------    ------------
          Total liabilities                                            282,469         401,442
                                                                 =============    ============

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
     Current General Partner -
          Cumulative net income                                        177,266         172,176

          Cumulative cash distributions                                (72,977)        (70,941)
                                                                 -------------    ------------
                                                                       104,289         101,235
     Limited Partners (46,280.3 interests outstanding)
          Capital contributions, net of offering costs              39,358,468      39,358,468
          Cumulative net income                                     23,915,211      23,411,286
          Cumulative cash distributions                            (47,515,268)    (46,530,268)
          Reallocation of former general partners'
           deficit capital                                            (840,229)       (840,229)
                                                                 -------------    ------------
                                                                    14,918,182      15,399,257
                                                                 -------------    ------------
               Total partners' capital                              15,022,471      15,500,492
                                                                 -------------    ------------
               Total liabilities and partners' capital           $  15,304,940    $ 15,901,934
                                                                 =============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended               Six Months Ended
                                                                  ----------------------------     ----------------------------
                                                                             June 30,                        June 30,
                                                                  ----------------------------     ----------------------------
                                                                      2002           2001              2002            2001
                                                                  (As Restated,   (As Restated,    (As Restated,   (As Restated,
                                                                  see Note 12)    see Note 12)     see Note 12)    see Note 12)
                                                                  ------------    ------------     ------------    ------------
CONTINUING OPERATIONS:
REVENUES:

     Rental income (Note 5)                                       $    511,523    $    561,644     $  1,001,908    $  1,135,126
     Interest income                                                     4,659          11,584            8,672          25,757
     Lease termination fee (Note 3)                                          0         157,000                0         157,000
     Recovery of amount previously written off (Note 2)                    232           1,391              232           4,172
     Other income                                                            0             134            8,059             318
                                                                  ------------    ------------     ------------    ------------
                                                                       516,414         731,753        1,018,871       1,322,373
                                                                  ============    ============     ============    ============

EXPENSES:
     Partnership management fees   (Note 6)                             49,911          48,505           98,925          95,891
     Insurance                                                           6,611           6,827           13,221           9,655
     General and administrative                                         26,716          25,408           47,562          46,743
     Advisory Board fees and expenses                                    2,188           2,188            5,924           6,462
     Write-off non-collectible receivables                              56,352           7,561           58,369          15,561
     Ground lease payments  (Note 3)                                         0          18,951                0          35,803
     Maintenance                                                         1,084           1,205            1,084           1,205
     Expenses incurred due to default by lessee                          4,155               0            4,860               0
     Professional services                                              42,914          38,476           92,910         130,086
     Restoration fees   (Note 6)                                             9              56                9             167
     Judgment expense  (Note 10)                                        45,128               0           45,128               0
     Depreciation                                                       80,592          82,456          161,182         164,912
     Amortization                                                        3,026          11,669            6,053          14,527
                                                                  ------------    ------------     ------------    ------------
                                                                       318,686         243,302          535,227         521,012
                                                                  ------------    ------------     ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                      197,728         488,451          483,644         801,361
INCOME FROM DISCONTINUED OPERATIONS                                     13,293          12,078           25,371          24,157
                                                                  ------------    ------------     ------------    ------------
NET INCOME                                                        $    211,021    $    500,529     $    509,015    $    825,518
                                                                  ============    ============     ============    ============
NET INCOME - CURRENT GENERAL PARTNERS                             $      2,110    $      5,005     $      5,090    $      8,255
NET INCOME - LIMITED PARTNERS                                          208,911         495,524          503,925         817,263
                                                                  ------------    ------------     ------------    ------------
NET INCOME                                                        $    211,021    $    500,529     $    509,015    $    825,518
                                                                  ============    ============     ============    ============
PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3
 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS                                 $       4.23    $      10.45     $      10.35    $      17.14
INCOME FROM DISCONTINUED OPERATIONS                                        .28             .26              .54             .52
                                                                  ------------    ------------     ------------    ------------
INCOME PER LIMITED PARTNERSHIP INTEREST                           $       4.51    $      10.71     $      10.89    $      17.66
                                                                  ============    ============     ============    ============

         The accompanying notes are an integral part of these statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  (As Restated,   (As Restated,
                                                                  see Note 12)    see Note 12)
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                   $    509,015    $    825,518

     Adjustments to reconcile net income to net
      cash  from operating activities -
          Depreciation and amortization                                173,864         187,282
          Recovery of amounts previously written off                      (232)         (4,172)
          Provision from non-collectible rents and receivables          58,369          15,561
          Interest applied to Indemnification Trust account             (3,280)         (9,622)
          Lease termination fee                                              0        (117,750)
          Decrease/(Increase) in property tax escrow                     7,875          (7,875)
          Payment of deferred leasing commissions                            0         (69,509)
          Decrease in rents and other receivables                      394,803         434,071
          Decrease in prepaid assets                                    13,221           9,655
          (Increase) in deferred rent receivable                        (2,118)         (3,780)
          (Decrease) in due to current General Partner                    (498)           (665)
          Increase in accounts payable and other accrued
           expenses                                                     12,260          52,821
          Increase in security deposits                                      0           7,000
          Increase in security deposit
          (Decrease) in unearned rental income                        (130,735)        (43,342)
                                                                  ------------    ------------
               Net cash from operating activities                    1,032,544       1,275,193
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Collection of Note receivable                                      39,250               0
     Recoveries from former affiliates                                     232           4,172
                                                                  ------------    ------------
               Net cash from investing activities                       39,482           4,172
                                                                  ------------    ------------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                           (985,000)    (1,115,000)
     Cash distributions to current General Partner                      (2,036)        (3,302)
                                                                  ------------    ------------
     Net cash (used in) financing activities                          (987,036)     (1,118,302)
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               84,990         161,063

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       818,606         752,060
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    903,596    $    913,123
                                                                  ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership' (the "Partnership") 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2002, and the results of operations for the three and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Depreciation of the properties and improvements is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership previously followed Statement of Financial Accounting Standards No.121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which required that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicated that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002. See Note 3 for a discussion of the effect of adopting FAS 144.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2002, $5,804,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,125,000 as income as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2002, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Daytona's Bar and Grill restaurant, one (1) Hardee's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one
(1) Sunrise Preschool, one (1) Chinese restaurant, one (1) Village Inn restaurant, and three (3) vacant properties, (which were previously operated as a Fiesta Time restaurant, and two (2) Hardee's restaurants.) The 26 properties are located in a total of thirteen (13) states.

Income from discontinued operations was $13,000 and $12,000, respectively, for the quarters ended June 30, 2002 and 2001. For the six-months ended June 30, 2002 and 2001 income from discontinued operations totaled $25,000 and $24,000, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. One property, Hardee's- Hartford, was classified as held for sale as of June 30, 2002, therefore, the operating results of this property are reflected as income from discontinued operations for the three and six month periods ended June 30, 2002 and 2001.

The components of discontinued operations for the three-months and six-months ended June 30, 2002 and 2001 are outlined below and include the results of operations for the Hardee's- Hartford property, as it was classified as property held for sale as of June 30, 2002.

                           Three months ended      Three months ended      Six months ended      Six months ended
                             June 30, 2002           June 30, 2001           June 30, 2002         June 30, 2001
                           ------------------      ------------------      ----------------      ----------------
Revenues
     Rental Income         $           16,000      $           16,000      $         32,000      $         32,000

Expenses
     Depreciation                       2,429                   3,644                 6,074                 7,288
     Amortization                         278                     278                   555                   555
                           ------------------      ------------------      ----------------      ----------------
Income from Discontinued
 Operations                $           13,293      $           12,078      $         25,371      $         24,157
                           ==================      ==================      ================      ================

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, Wisconsin in the Third Quarter of 2002 at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they will be required to continue making rent payments until the sale date. The net asset value of the property at June 30, 2002 was approximately $470,000, which includes $202,000 related to land and $268,000 related to buildings and equipment, and is included in property held for sale on the balance sheet. The Partnership intends to pay TPG a sales commission upon the sale amounting to $18,500, in the Third Quarter of 2002. No commissions are to be paid to unaffiliated brokers by the Partnership.

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

During May 2001, Management negotiated the re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

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

During April 2001, the sub-tenant AMF Corporation ("AMF) notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. Management has moved forward with all legal remedies to collect the balances due from AMF. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001; however, rent income has not been collected for January through June of 2002. In addition, in March 2002, the Partnership paid the properties' first installment of 2001 real estate taxes. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $58,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. Management anticipated that the Partnership would incur approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Second Quarter.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum annual reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 2002, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2002 the current minimum monthly management fee is $16,640. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,481 to date on the amounts recovered, which includes 2002 fees of $9. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Two of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost.

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

As of June 30, 2002 aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

     Year ending December 31,
     2002                                           $        1,986,098
     2003                                                    1,911,092
     2004                                                    1,940,311
     2005                                                    1,950,603
     2006                                                    1,874,133
     Thereafter                                             12,452,076
                                                    ------------------
                                                    $       22,114,313
                                                    ==================

The above aggregate minimum lease payments include rent applicable to the Village Inn property. The tenant is currently in default in relation to its January through June 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $48,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 40% of total base rents for 2001.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Amounts paid and or accrued to the current General Partner and its affiliates for the three and six-month periods ended June 30, 2002 and 2001 are as follows.

                                                Incurred for      Incurred for    Incurred for    Incurred for
                                              the three-month   the three-month   the six-month   the six-month
                                                period ended      period ended    period ended    period ended
Current General Partner                         June 30, 2002    June 30, 2001    June 30, 2002   June 30, 2001
-----------------------                       ---------------    --------------   ------------    -------------
Management fees                               $        49,911   $        48,505   $      98,925   $      95,891
Restoration fees                                            9                56               9             167
Overhead allowance                                      4,028             3,918           7,982           7,750
Reimbursement for out-of-pocket expenses                2,077               659           3,702           4,796
Leasing Commissions                                         0             8,644               0           8,644
Cash distribution                                         844             2,002           2,036           3,302
                                              ---------------   ---------------   -------------   -------------
                                              $        56,869   $        63,784   $     112,654   $     120,550
                                              ===============   ===============   =============   =============

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The General Partner does not expect any future refunds, as achieving the $6,000,000 recovery threshold appears remote.

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

10.  LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land, leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently AMF has filed for bankruptcy and the Partnership has not been successful in locating National Restaurant.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the "Judgment") on May 22, 2002, awarding approximately $93,000 in damages to Centre. As of December 31, 2001 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining Judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal with respect to such judgment and are waiting for the Court of Appeals to set a schedule for filing briefs in support of the appeal. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. The bond premium is anticipated to be approximately $1,600. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

11.  SUBSEQUENT EVENTS:

On August 15, 2002, the Partnership intends to make distributions to the Limited Partners for the Second Quarter of 2002 of $360,000 amounting to approximately $7.78 per limited partnership interest.

12.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership's condensed financial statements on Form 10-Q for the three and six-month periods ended June 30, 2002, the Partnership's management determined that the financial statements did not properly present discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). As a result, the Partnership's condensed financial statements for the three and six month periods ending June 30, 2002 and 2001 have been restated from amounts previously reported to properly reflect discontinued operations as required by FAS 144. The following is a summary of the significant impact of the restatement to the condensed financial statements.

                                  As Previously
                                  Reported at            Restated at
                                  June 30, 2002         June 30, 2002
                                  -------------         -------------
Net Investment Properties and
 Equipment                        $  13,505,297         $  13,035,237
Property Held for Sale            $           0         $     470,060
Total Assets                      $  15,304,940         $  15,304,940
Total Partners' Capital           $  15,022,471         $  15,022,471

                                  As Previously                               As Previously
                                Reported For the     As Restated For the     Reported For the     As Restated For
                                   Three Month           Three Month            Six-month          the Six Month
                                  Period Ended           Period Ended          Period Ended        Period Ended
                                  June 30, 2002         June 30, 2002         June 30, 2002        June 30, 2002
                                ----------------     -------------------     ----------------     ---------------
Rental Income                   $        527,523     $           511,523     $      1,033,908     $     1,001,908
Depreciation                    $         83,021     $            80,592     $        167,256     $       161,182
Amortization                    $          3,304     $             3,026     $          6,608     $         6,053
Expenses incurred due to
 default by lessee              $          5,239     $             4,155     $          5,944     $         4,860
Maintenance                     $              0     $             1,084     $              0     $         1,084
Income from Continuing
 Operations                     $        211,021     $           197,728     $        509,015     $       483,644
Income from Discontinued
 Operations                     $              0     $            13,293     $              0     $        25,371
Net Income                      $        211,021     $           211,021     $        509,015     $       509,015
Net Income per Limited
Partnership Interest            $           4.51     $              4.51     $          10.89     $         10.89

                                  As Previously                               As Previously
                                Reported For the     As Restated For the     Reported For the     As Restated For
                                   Three Month           Three Month            Six-month          the Six Month
                                  Period Ended           Period Ended          Period Ended        Period Ended
                                  June 30, 2001         June 30, 2001         June 30, 2001        June 30, 2001
                                ----------------     -------------------     ----------------     ---------------
Rental Income                   $        577,644     $           561,644     $      1,167,126     $     1,135,126
Depreciation                    $         86,100     $            82,456     $        172,200     $       164,912
Amortization                    $         11,947     $            11,669     $         15,082     $        14,527
Expenses incurred due to
 default by lessee              $          1,205     $                 0     $          1,205     $             0
Maintenance                     $              0     $             1,205     $              0     $         1,205
Income from Continuing
 Operations                     $        500,529     $           488,451     $        825,518     $       801,361
Income from Discontinued
 Operations                     $              0     $            12,078     $              0     $        24,157
Net Income                      $        500,529     $           500,529     $        825,518     $       825,518
Net Income per Limited
 Partnership Interest           $          10.71     $             10.71     $          17.66     $         17.66

The Partnership also determined that it had incorrectly reported the aggregate minimum lease payments to be received under the leases. The aggregate lease amounts were originally reported as $22,126,313 and have been restated to $22,114,313.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 12, the Partnership has restated its condensed financial statements for the three and six- month periods ended June 30, 2002 and 2001. This management's discussion and analysis gives effect to this restatement.

LIQUIDITY AND CAPITAL RESOURCES:

INVESTMENT PROPERTIES

The investment properties, including equipment held by the Partnership at June 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and six months ended June 30, 2002, the Partnership recognized income from discontinued operations of $13,000 and $25,000, respectively. Results of discontinued operations for the three and six months ended June 30, 2002, relate to the classification of the Hardee's- Hartford property as held for sale.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, Wisconsin in the Third Quarter of 2002 at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they were required to continue making rent payments until the sale date. The net asset value of the property at June 30, 2002 was approximately $470,000, and is included as property held for sale on the balance sheet. The Partnership intends to pay TPG a sales commission upon the sale amounting to $18,500 in the Third Quarter of 2002. No commissions are to be paid to unaffiliated brokers by the Partnership.

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

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date. This lease was not renewed, and therefore, Management continues to market the property for sale or lease to a new operator.

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

During May 2001, Management negotiated the re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant in June 2001 and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

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

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. Management is moving forward with legal remedies to collect the balances due from AMF. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership has withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord due to the Court's granting of a summary judgment against the Partnership. (See Legal Proceedings in Part II- Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota within the next few months. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated its restaurant in Grand Forks. Rent income was collected from the tenant through December of 2001; however, rent income has not been collected for January through June of 2002. In addition, in March 2002, the Partnership paid the properties' first installment of 2001 real estate taxes. Management will pursue all legal remedies in relation to the former tenant's past due balance of approximately $58,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. Management anticipated that the Partnership would incur approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Second Quarter.

OTHER ASSETS

Cash and cash equivalents were approximately $904,000 at June 30, 2002, compared to $818,606 at December 31, 2001. Cash of $360,000 is anticipated to be used to fund the Second Quarter 2002 distributions to Limited Partners, $491,000 for the payment of accounts payable, accrued expenses, and future distributions. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the PMA for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the condensed financial statements.

Rents and other receivables amounted to $116,000 (net of allowance of $102,000) as of June 30, 2002. Village Inn is currently in default in relation to its January through March 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $48,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated. In addition, Management has charged Village Inn late fees totaling $2,000 in relation to the past balance due. The late fee charges have been 100% reserved as Management is uncertain of collection. The tenant Popeye's- Park Forest is delinquent on its January 2002 percentage rent billing for 2001. Management intends to pursue legal remedies in relation to the collection of the tenant's percentage rent past due balance of approximately $72,000. In addition, Management has charged Popeye's late fees totaling $4,000 in relation to the percentage rent balance due. The late fee charges have been 100% reserved as Management is uncertain of collection of these fees.

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

Deferred charges totaled approximately $279,000 and $286,000, net of amortization, at June 30, 2002 and December 31, 2001, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. Also, during the Second Quarter and Fourth Quarters of 2001 deferred charges relating to the former Hardee's- Milwaukee and Mulberry Street Grill properties, respectively, were written-off.

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

PARTNERS' CAPITAL

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $985,000 and

$2,036, respectively, have also been in accordance with the amended Partnership Agreement. The Second Quarter 2002 distribution of $360,000 will be paid to the Limited Partners on August 15, 2002.

RESULTS OF OPERATIONS:

The Partnership reported income from continuing operations for the quarter ended June 30, 2002, in the amount of $198,000 compared to income from continuing operations for the quarter ended June 30, 2001, of $489,000. For the six months ended June 30, 2002 and 2001, income from continuing operations totaled $484,000 and $801,000, respectively. The decrease in income from continuing operations in 2002 is due primarily to decreased rental income, relating to the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejection of the Denny's- Twin Falls lease and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. The decrease in income from continuing operations income in 2002 is also due to the summary judgment related to the former Mulberry Street Grill property, the write-off of non-collectible receivables, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

DISCONTINUED OPERATIONS:

Income from discontinued operations was $13,000 and $12,000, respectively, for the quarters ended June 30, 2002 and 2001. For the six-months ended June 30, 2002 and 2001 income from discontinued operations totaled $25,000 and $24,000, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. One property, Hardee's- Hartford, was classified as held for sale as of June 30, 2002, therefore, the operating results of this property are reflected as income from discontinued operations for the three and six month periods ended June 30, 2002 and 2001.

REVENUES

Total operating revenues were $516,000 and $732,000, for the quarters ended June 30, 2002 and 2001, respectively, and were $1,019,000 and $1,322,000, for the six months ended June 30, 2002 and 2001, respectively The decrease in operating revenues in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejection of the Denny's- Twin Falls lease and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

As of June 1, 2002 total revenues should approximate $1,911,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Village Inn is currently in default in relation to its January through June 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection these past due rents totaling approximately $48,000 have been 100% reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection future lease charges will continue to be reserved until a lease termination agreement is consummated.

EXPENSES
For the quarters ended June 30, 2002 and 2001, operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write-off of non-collectible receivables) amounted to approximately 35% and 19%, of total revenues, respectively. For the six months ended June 30, 2002 and 2001, operating cash expenses totaled 30% and 25%, respectively. Total operating expenses, including non-cash items, amounted to approximately 62% and 33%, of total revenues for the quarters ended June 30, 2002 and 2001, respectively, and totaled 53% and 39% for the six months ended June 30, 2002 and 2001, respectively.

The increase in expenditures in 2002 is due to the Second Quarter 2001 summary judgment accrual related to the former Mulberry Street Grill property, the write-off of non-collectible receivables, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property. Total expenditures in 2001 included non-recurring appraisals, which were performed in the First Quarter of 2001 on all the Partnership properties, and ground lease obligations relating to the former Mulberry Street Grill Restaurant.

INFLATION:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. If inflation causes operating margins to deteriorate for lessees and if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

NEW ACCOUNTING PRONOUNCEMENT:

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. The FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 and the result was that assets disposed of or deemed to be classified as held for sale required the reclassification of current and previous years' operations to be discontinued operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is not subject to market risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land, leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently AMF has filed for bankruptcy and the Partnership has not been successful in locating National Restaurant.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the "Judgment") on May 22, 2002, awarding approximately $93,000 in damages to Centre. As of December 31, 2001 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining Judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal with respect to such judgment and are waiting for the Court of Appeals to set a schedule for filing briefs in support of the appeal. In order to prevent Centre from enforcing the judgment, an approximately $140,000 bond application was filed in July 2002. The bond premium is anticipated to be approximately $1,600. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

ITEMS 2 - 4.

Not Applicable.

ITEM 5.  OTHER INFORMATION

Registrant's interim financial statements in this Form 10-Q/A have been revised from the Form 10-Q filed for the quarterly period ended June 30, 2002 on August 14, 2002. The Partnership adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. Therefore, during the three months and six months ended June 30, 2002, the Partnership recognized income from discontinued operations of $13,293 and $25,371, respectively, which reduced income from continuing operations by these same amounts. Results of discontinued operations for the three months and six month periods ended June 30, 2002, relate to the classification of the vacant Hardee's- Hartford property as held for sale at its net value.

In Note 5 to the Notes to the condensed financial statements, the aggregate minimum lease payments to be received under the leases for the Partnership's properties as of June 30, 2002 decreased by approximately $12,000 to correct for an error in the amounts previously disclosed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 2002, regarding the Second Quarter 2002 distribution.

     99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C.
          Section 1350

     99.2 302 Certifications

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

Date: May 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: The Provo Group, Inc., General Partner


By: /s/ Bruce A. Provo
    ------------------
    Bruce A. Provo, President

Date: May 15, 2003


By: /s/ Bruce A. Provo
    ------------------
    Bruce A. Provo, Chief Executive Officer and Chief Financial Officer

Date: May 15, 2003