Form 10-Q/A
period 2002-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-05-15
CIK 825788

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

                                  816) 421-7444
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

EXPLANATORY NOTE

Note: This amendment is filed to restate the accounting for the operations of assets held for sale as discontinued operations as required by Statement of Financial Accounting Standards No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." During the three months and nine months ended September 30, 2002, the Partnership originally recognized income from discontinued operations of $16,000 and $48,000, respectively, which reduced income from continuing operations by these same amounts. The restated condensed financial statements for the three and nine months ended September 30, 2002 appropriately reflect income from discontinued operations of $16,000 and $41,000, respectively.

Income from continuing operations for the three and nine month periods ended September 30, 2002 has been reduced by an additional $43,000 relating to an asset write down related to the Partnership's South Milwaukee property.

In Note 5 to the Notes to the condensed financial statements, the aggregate minimum lease payments to be received under the leases for the Partnership's properties as of September 30, 2002 decreased by approximately $515,000 to correct for an error in the amounts previously disclosed.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                    September 30, 2002 and December 31, 2001

                                     ASSETS
                                   (Unaudited)

                                                                                     September 30,
                                                                                         2002
                                                                                     (As Restated,       December 31,
                                                                                      see Note 12           2001
                                                                                   ----------------    ----------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
         Land                                                                      $      7,264,553    $      7,296,406
         Buildings                                                                       10,808,597          11,561,307
         Equipment                                                                          669,778             669,778
         Accumulated depreciation                                                        (5,886,282)         (5,854,938)
                                                                                   ----------------    ----------------
                  Net investment properties and equipment                                12,856,646          13,672,553

OTHER ASSETS:
         Property held for sale  (Note 3)                                                   470,060                   0
         Cash and cash equivalents                                                          725,380             818,606
         Cash held in Indemnification Trust (Note 8)                                        377,204             372,167
         Deposit - Clerk of the Court  (Note 10)                                            140,000                   0
         Property tax escrow                                                                      0               7,875
         Rents and other receivables (Net of allowance of $140,590
          And $39,636, respectively)                                                        340,553             546,771
         Property tax receivable                                                             15,449              30,977
         Deferred rent receivable                                                           115,936             105,633
         Prepaid insurance                                                                    2,203              22,035
         Deferred charges                                                                   324,456             286,067
         Note receivable  (Note 3)                                                                0              39,250
                                                                                   ----------------    ----------------
                  Total other assets                                                      2,511,241           2,229,381
                                                                                   ----------------    ----------------
                  Total assets                                                     $     15,367,887    $     15,901,934
                                                                                   ================    ================

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                        LIABILITIES AND PARTNERS' CAPITAL
                                   (Unaudited)

                                                                                     September 30,
                                                                                         2002
                                                                                     (As Restated,       December 31,
                                                                                      see Note 12           2001
                                                                                   ----------------    ----------------
LIABILITIES:
         Accounts payable and accrued expenses                                     $        144,023    $         92,802
         Property taxes payable                                                                   0              25,105
         Due to General Partner                                                               2,334               1,795
         Security deposits                                                                  127,017             109,017
         Unearned rental income                                                              61,551             172,723
                                                                                   ----------------    ----------------
                  Total liabilities                                                         334,925             401,442

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
         Current General Partner -
                  Cumulative net income                                                     180,990             172,176
                  Cumulative cash distributions                                             (74,858)            (70,941)
                                                                                   ----------------    ----------------
                                                                                            106,132             101,235

         Limited Partners (46,280.3 interests outstanding)
                  Capital contributions, net of offering costs                           39,358,468          39,358,468
                  Cumulative net income                                                  24,283,859          23,411,286
                  Cumulative cash distributions                                         (47,875,268)        (46,530,268)
                  Reallocation of former general partners' deficit capital                 (840,229)           (840,229)
                                                                                   ----------------    ----------------
                                                                                         14,926,830          15,399,257
                                                                                   ----------------    ----------------
                           Total partners' capital                                       15,032,962          15,500,492
                                                                                   ----------------    ----------------
                           Total liabilities and partners' capital                 $     15,367,887    $     15,901,934
                                                                                   ================    ================

        The accompanying notes are an integral part of these statements.

                                 DIVALL INSURED
                     INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                             ---------------------------------   ---------------------------------
                                                                  2002              2001              2002              2001
                                                              (As Restated,     (As Restated,     (As Restated,     (As Restated,
                                                               see Note 12)      see Note 12)      see Note 12)      see Note 12)
                                                             ---------------   ---------------   ---------------   ---------------
CONTINING OPERATIONS:
REVENUES:
        Rental income (Note 5)                               $       728,654   $       698,777   $     1,730,562   $     1,833,903
        Interest income                                                4,403             9,286            13,075            35,043
        Lease termination fee  (Note 3)                                    0                 0                 0           157,000
        Recovery of amount previously written off (Note 2)             2,031                 0             2,263             4,172
        Other income                                                     168                26             8,227               344
                                                             ---------------   ---------------   ---------------   ---------------
                  TOTAL REVENUES                                     735,256           708,089         1,754,127         2,030,462
                                                             ---------------   ---------------   ---------------   ---------------
EXPENSES:
        Partnership management fees (Note 6)                          49,839            48,561           148,764           144,452
        Insurance                                                      6,611             4,827            19,832            14,482
        General and administrative                                    18,116            20,796            65,681            67,539
        Advisory Board fees and expenses                               1,688             2,188             7,611             8,650
        Write-off non-collectible receivables                         31,306            10,127            89,675            25,688
        Property write-down                                           98,000                 0            98,000                 0
        Ground lease payments  (Note 3)                                    0            17,902                 0            53,705
        Maintenance                                                   30,104             8,208            34,964             9,413
        Expenses incurred due to default by lessee                     9,481                 0            10,565                 0
        Professional services                                         49,762            37,484           142,672           167,570
        Restoration fees (Note 6)                                         81                 0                90               167
        Judgment expense  (Note 10)                                        0                 0            45,128                 0
        Depreciation                                                  80,591            82,456           241,773           247,367
        Amortization                                                   3,026            27,994             9,078            42,521
                                                             ---------------   ---------------   ---------------   ---------------
             TOTAL EXPENSES                                          378,605           260,543           913,833           781,554
                                                             ---------------   ---------------   ---------------   ---------------
INCOME FROM CONTINUING OPERATIONS                                    356,651           447,546           840,294         1,248,908
INCOME FROM DISCONTINUED OPERATIONS                                   15,722            12,078            41,093            36,234
                                                             ---------------   ---------------   ---------------   ---------------
NET INCOME                                                   $       372,373   $       459,624   $       881,387   $     1,285,142
                                                             ---------------   ---------------   ---------------   ---------------
NET INCOME-CURRENT GENERAL PARTNER                           $         3,724   $         4,596   $         8,814   $        12,851
NET INCOME-LIMITED PARTNERS                                          368,649           455,028           872,573         1,272,291
                                                             ---------------   ---------------   ---------------   ---------------
                                                             $       372,373   $       459,624   $       881,387   $     1,285,142
                                                             ===============   ===============   ===============   ===============
PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3
 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS                            $          7.63   $          9.57   $         17.97   $         26.72
INCOME FROM DISCONTINUED OPERATIONS                                      .34               .26               .88               .77
                                                             ---------------   ---------------   ---------------   ---------------
NET INCOME                                                   $          7.97   $          9.83   $         18.85   $         27.49
                                                             ===============   ===============   ===============   ===============

         The accompanying notes are an integral part of these statements

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                              ----------------------------------
                                                                                   2002               2001
                                                                               (As Restated,      (As Restated,
                                                                                see Note 12)       see Note 12)
                                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                           $       881,387    $     1,285,142

         Adjustments to reconcile net income to net
          cash from operating activities -
                  Depreciation and amortization                                       257,758            301,654
                  Recovery of amounts previously written off                           (2,263)            (4,172)
                  Provision for non-collectible rents and receivables                  89,675             25,688
                  Interest applied to Indemnification Trust account                    (5,037)           (13,792)
                  Lease termination fee                                                     0           (117,750)
                  Property write-down                                                  98,000                  0
                  (Increase) Decrease in due from Clerk of the Court                 (140,000)                 0
                  Decrease (Increase) in property tax escrow                            7,875             (7,875)
                  Decrease in rents and other receivables                             132,071            238,122
                  Decrease in prepaid assets                                           19,832             14,482
                  (Increase) Decrease in deferred rent receivable                     (10,303)             1,115
                  Payment of deferred leasing commissions                             (48,300)           (69,509)
                  Increase (Decrease) in due to current General Partner                   539               (829)
                  Increase in accounts                                                 26,116             69,885
                  Increase in security deposits                                        18,000              7,000
                  (Decrease) in unearned rental income                               (111,172)           (43,286)
                                                                              ---------------    ---------------
                           Net cash from operating activities                       1,214,178          1,685,875
                                                                              ---------------    ---------------
CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
         Collection of Note receivable                                                 39,250             39,250
         Recoveries from former affiliates                                              2,263              4,172
                                                                              ---------------    ---------------
                           Net cash provided from investing activities                 41,513             43,422
                                                                              ---------------    ---------------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
         Cash distributions to Limited Partners                                    (1,345,000)        (1,680,000)
         Cash distributions to current General Partner                                 (3,917)            (5,140)
                                                                              ---------------    ---------------
         Net cash (used in) financing activities                                   (1,348,917)        (1,685,140)
                                                                              ---------------    ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (93,226)            44,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      818,606            752,060
                                                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       725,380    $       796,217
                                                                              ===============    ===============

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

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2002, $5,808,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,127,000 as income as recovery of amounts previously written-off in the statements of income, which represents its share of the excess recovery. No further significant recoveries are anticipated.

3.      INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2002, the Partnership owned 24 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Daytona's Bar and Grill restaurant, one (1) Hardee's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one
(1) Sunrise Preschool, one (1) Chinese restaurant, one (1) Village Inn restaurant and three (3) vacant properties, (which were previously operated as a Fiesta Time restaurant, and two (2) Hardee's restaurants.) The 26 properties are located in a total of thirteen (13) states.

On January 1, 2002, the Partnership adopted FAS 144. This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and nine months ended

September 30, 2002, the Partnership recognized income from discontinued operations of $16,000 and $41,000, respectively. Results of discontinued operations for the three and nine months ended September 30, 2002, relate to the classification of the Hardee's- Hartford property as held for sale.

The components of discontinued operations for the three-months and nine-months ended September 30, 2002 and 2001 are outlined below and include the results of operations for the Hardee's- Hartford property, as it was classified as property held for sale as of September 30, 2002.

                                                                                 Nine months      Nine months
                                  Three months ended     Three months ended        ended             ended
                                     September 30,          September 30,       September 30,     September 30,
                                          2002                  2001                2002              2001
                                 --------------------   --------------------   ---------------   ---------------
Revenues

  Rental Income                  $             16,000   $             16,000   $        48,000   $        48,000

Expenses

  Depreciation                                      0                  3,644             6,074            10,933
  Amortization                                    278                    278               833               833
                                 --------------------   --------------------   ---------------   ---------------
Income from  Discontinued
 Operations                      $             15,722   $             12,078   $        41,093   $        36,234
                                 ====================   ====================   ===============   ===============

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000. During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date.

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which includes $202,000 related to land and $268,000 related to buildings and equipment, and is included in property held for sale on the balance sheet. The gain on the sale of the property in October is anticipated to be approximately $143,000. The Partnership intends to pay TPG a sales commission in the Fourth Quarter of 2002 amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership.

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

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent is scheduled to commence in January 2003. The restaurant is to be operated as a Chinese buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Contrary to information in our last quarterly report, the Hardee's- Fond du Lac, Wisconsin restaurant has not been closed by Hardee's Food Systems, Inc. The property lease continues to be in good standing.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note Receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

During April 2001, the sub-tenant AMF Corporation ("AMF) notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. The Partnership is appealing this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

During October 2001, the Village Inn Restaurant notified Management of its intent to close and vacate its restaurant in Grand Forks, North Dakota. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001; however, rent income has not been collected for January through September of 2002. In addition, in March 2002 and September 2002, the Partnership paid the properties' first and second installments of 2001 real estate taxes. Management has begun legal action in relation to the former tenant's past due balance of approximately $90,000, as well as future lease and other obligations. Management is also seeking a new tenant for the vacated property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Other repairs may also be needed, however, specifics and amounts are not known as of the end of the Third Quarter.

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

As of September 30, 2002 aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending December 31,
          2002                                          $    1,986,098
          2003                                               1,975,463
          2004                                               2,006,311
          2005                                               2,016,603
          2006                                               1,940,133
          Thereafter                                        12,872,756
                                                        --------------
                                                        $   22,797,364
                                                        ==============

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

6.      TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Amounts paid and or accrued to the current General Partner and its affiliates for the three and nine-month periods ended September 30, 2002 and 2001 are as follows.

                                       Incurred for the     Incurred for the     Incurred for the     Incurred for the
                                         three-month           three-month           nine-month          nine-month
                                        period ended          period ended          period ended        period ended
                                         September 30,        September 30,        September 30,        September 30,
Current General Partner                      2002                 2001                 2002                 2001
-----------------------------------   ------------------   ------------------   ------------------   ------------------
Management fees                       $           49,839   $           48,561   $          148,764   $          144,452
Restoration fees                                      81                    0                   90                  167
Overhead allowance                                 4,028                3,918               12,010               11,668
Reimbursement for out-of-pocket                    2,766                3,039                6,468                7,835
 expenses
Leasing Commissions                               13,800                    0               13,800                8,644
Cash distribution                                  1,881                1,838                3,917                5,140
                                      ------------------   ------------------   ------------------   ------------------
                                      $           72,395   $           57,356   $          185,049   $          177,906
                                      ==================   ==================   ==================   ==================

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently AMF has filed for bankruptcy and therefore the Partnership has learned that AMF has been dissolved. Therefore, the third party complaint was dropped during the Third Quarter of 2002.

On April 10, 2002 the Maricopa County Superior Court granted the motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the "Judgment") on May 22, 2002, awarding approximately $93,000 in damages to Centre. As of December 31, 2001the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary Judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal with respect to such judgment. In order to prevent Centre from enforcing the Judgment while the appeal is pending, in August 2002 the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal. As of September 30, 2002 the Partnership was waiting for the Court of Appeals to set a court date for the appeal.

11.     SUBSEQUENT EVENTS:

The Hardee's- Hartford property was sold at a sale price of $618,000 on October 1, 2002. The gain on sale of the property was $143,000. A sales commission of $18,500 was paid to an affiliate of the General Partner upon the sale in October 2002.

In October 2002 Management entered a contract to sell the vacant Hardee's- South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000.

The lease on the property in Des Moines, Iowa is set to expire on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. Management has begun marketing the property for sale.

On November 15, 2002, the Partnership intends to make distributions to the Limited Partners for the Third Quarter of 2002 of $365,000 amounting to approximately $7.89 per limited partnership interest.

12.     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership's condensed financial statements on Form 10-Q for the three and nine-month periods ended September 30, 2002, the Partnership's management determined that the financial statements did not properly present discontinued operations under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), and the appropriate market value for the South Milwaukee property. In addition, the vacant South Milwaukee property was written-down an additional $43,000 to reflect the fair market value of the property at September 30, 2002. As a result, the Partnership's condensed financial statements for the three and nine-month periods ended September 30, 2002 and 2001 have been restated from amounts previously reported to properly reflect discontinued operations as required by FAS 144 and the appropriate market value for the South Milwaukee property. The following is a summary of the impact of the restatements to the condensed financial statements.

                                             As Previously Reported      As Restated For
                                               September 30, 2002      September 30, 2002
                                             ----------------------   ----------------------
Net Investment Properties and Equipment      $           12,899,646   $           12,856,646
Total Assets                                 $           15,410,887   $           15,367,887
Partners' Capital                            $           15,075,962   $           15,032,962

                                   As Previously                                As Previously
                                 Reported For the     As Restated For the      Reported For the      As Restated For the
                                    Three Month           Three Month             Nine Month             Nine Month
                                   Period Ended           Period Ended           Period Ended           Period Ended
                                September 30, 2002     September 30, 2002     September 30, 2002     September 30, 2002
                               --------------------   --------------------   --------------------   --------------------
Property Write-down            $             55,000   $             98,000   $             55,000   $             98,000
Depreciation                   $             80,591   $             80,591   $            247,847   $            241,773
Amortization                   $              3,304   $              3,026   $              9,911   $              9,078
Expenses incurred due to
 default by lessee             $             39,585   $              9,481   $             45,529   $             10,565
Maintenance                    $                  0   $             30,104   $                  0   $             34,964
Income from Continuing
 Operations                    $            399,373   $            356,651   $            876,387   $            840,294
Income from Discontinued
 Operations                    $             16,000   $             15,722   $             48,000   $             41,093
Net Income                     $            415,373   $            372,373   $            924,387   $            881,387
Net Income per Limited
Partnership Interest           $               8.88   $               7.97   $              19.77   $              18.85

                                   As Previously                                As Previously
                                 Reported For the     As Restated For the      Reported For the      As Restated For the
                                    Three Month           Three Month             Nine Month             Nine Month
                                   Period Ended           Period Ended           Period Ended           Period Ended
                                September 30, 2001     September 30, 2001     September 30, 2001     September 30, 2001
                               --------------------   --------------------   --------------------   --------------------
Depreciation                   $             86,100   $             82,456   $            258,300   $            247,367
Amortization                   $             28,272   $             27,994   $             43,354   $             42,521
Expenses incurred due to
 default by lessee             $              8,208   $                  0   $              9,413   $                  0
Maintenance                    $                  0   $              8,208   $                  0   $              9,413

Income from Continuing
 Operations                    $            443,624   $            447,546   $          1,237,142   $          1,248,908
Income from Discontinued
 Operations                    $             16,000   $             12,078   $             48,000   $             36,234
Net Income                     $            459,624   $            459,624   $          1,285,142   $          1,285,142
Net Income per Limited
Partnership Interest           $               9.83   $               9.83   $              27.49   $              27.49

The Partnership also determined that it had incorrectly reported the aggregate minimum lease payments to be received under the leases. The aggregate lease amounts were originally reported as $23,312,890 and have been restated to $22,797,364.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 12, the Partnership has restated its condensed financial statements for the three and nine- month periods ended September 30, 2002 and 2001. This management's discussion and analysis gives effect to this restatement.

LIQUIDITY AND CAPITAL RESOURCES:

INVESTMENT PROPERTIES

The investment properties, including equipment held by the Partnership at September 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $22,261,000.

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three and nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $16,000 and $41,000, respectively. Results of discontinued operations for the three and nine months ended September 30, 2002, relate to the classification of the Hardee's-Hartford property as held for sale.

In October 2002 Management entered a contract to sell the vacant Hardee's- South Milwaukee property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the First Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000. During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date.

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee's restaurant in Hartford at a sales price of $618,000. The Hartford property closing date was October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which includes $202,000 related to land and $268,000 related to buildings and equipment, and is included in property held for sale on the balance sheet. The gain on the sale of the property in October is anticipated to be approximately $143,000. The Partnership intends to pay TPG a sales commission in the Fourth Quarter of 2002 amounting to $18,500. No commissions are to be paid to unaffiliated brokers by the Partnership.

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

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent is scheduled to commence in January 2003. The restaurant is to be operated as a Chinese buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Contrary to information in our last quarterly report, the Hardee's- Fond du Lac, Wisconsin restaurant has not been closed by Hardee's Food Systems, Inc. The property lease continues to be in good standing.

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

During April 2001, the sub-tenant AMF Corporation ("AMF) notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 has been reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy. Due to Management's return of possession of the property to the Ground Lease landlord, the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. The Partnership is appealing this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

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

OTHER ASSETS

Property held for sale amounted to $470,000 as of September 30, 2002 and related to the classification of the Hardee's- Hartford property as held for sale. The Hartford property closing date was scheduled for early October 2002. On January 1, 2002, the Partnership adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

Cash and cash equivalents were approximately $725,000 at September 30, 2002, compared to $818,606 at December 31, 2001. Cash of $365,000 is anticipated to be used to fund the Third Quarter 2002 distributions to Limited Partners, $306,000 for the payment of accounts payable, accrued expenses, and future distributions. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

Deposit- Clerk of the Court amounted to $140,000 at September 30, 2002. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process related to the Phoenix, Arizona property. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

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

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

LIABILITIES

Accounts payable and accrued expenses at September 30, 2002, in the amount of $144,00, primarily represents the accrual of auditing, tax, legal and data processing fees, and the summary judgment related to the former Mulberry street Grill property.

Due to the Current General Partner amounted to $2,334 at September 30, 2002, of which $1,881 represents the General Partner's Third Quarter 2002 distribution.

PARTNERS' CAPITAL

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the condensed financial statements. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $1,345,000 and $3,917, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 2002 Limited Partner distribution of $365,000 is scheduled for November 15, 2002.

RESULTS OF OPERATIONS:

The Partnership reported income from continuing operations for the quarter ended September 30, 2002, in the amount of $357,000 compared to income from continuing operations for the quarter ended September 30, 2001, of $448,000. For the nine-months ended September 30, 2002 and 2001, income from continuing operations totaled $840,000 and $1,249,000, respectively. The decrease in income from continuing operations in 2002 is due primarily to decreased rental income, relating to the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls and
N. 7th Street leases and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. The decrease in income from continuing operations in 2002 is also due to the property write-down related to the vacant S. Milwaukee property in the Third Quarter of 2002, the summary judgment related to the former Mulberry Street Grill property in the Second Quarter of 2002, the write-off of non-collectible receivables, increased tenant default expenditures, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, court proceedings related to the former Mulberry Street Grill property. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

DISCONTINUED OPERATIONS:

Income from discontinued operations was $16,000 and $12,000, respectively, for the quarters ended September 30, 2002 and 2001. For the nine-months ended September 30, 2002 and 2001 income from discontinued operations totaled $41,000 and $36,000, respectively. In accordance with FAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. One property, Hardee's- Hartford, was classified as held for sale as of September 30, 2002, therefore, the operating results of this property are reflected as income from discontinued operations for the three and nine month periods ended September 30, 2002 and 2001.

REVENUES

Total operating revenues were $735,000 and $708,000, for the quarters ended September 30, 2002 and 2001, respectively, and were $1,754,000 and $2,030,000, for the nine-months ended September 30, 2002 and 2001, respectively The decrease in revenues in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls lease and N. 7th Street leases, and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. In addition, the Partnership received a lease termination fee of $157,000 in the Second Quarter of 2001 due to the termination of the Hardee's- Milwaukee lease, which is a non-recurring item.

As of September 30, 2002 total revenues should approximate $1,975,000, annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

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

EXPENSES

For the quarters ended September 30, 2002 and 2001, operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write of non-collectible receivables) amounted to approximately 23% and 20%, of total revenues, respectively. For the nine-months ended September 30, 2002 and 2001, operating cash expenses totaled 27% and 23%, respectively. Total operating expenses, including non-cash items, amounted to approximately 51% and 37%, of total revenues for the quarters ended September 30, 2002 and 2001, respectively, and totaled 52% and 38% for the nine-months ended September 30, 2002 and 2001, respectively.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleges that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Currently AMF has filed for bankruptcy and therefore the Partnership has learned that AMF has been dissolved. Therefore the third party complaint was dropped during the Third Quarter of 2002.

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

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal with respect to such judgment. In order to prevent Centre from enforcing the Judgment while the appeal is pending, in August 2002 the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal. As of September 30, 2002 the Partnership was waiting for the Court of Appeals to set a court date for the appeal.

ITEMS 2 - 3.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Financial Officer ("CFO"), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

ITEM 5. OTHER INFORMATION

Registrant's interim financial statements in this Form 10-Q/A have been revised from the Form 10-Q filed for the quarterly period ended September 30, 2002 on November 13, 2002. The Partnership adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. Therefore, during the three months and nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $15,722 and $41,093, respectively. The original 10-Q stated income from discontinued operations of $16,000 and $48,000, respectively for the three and nine month periods ended September 30, 2002. Results of discontinued operations for the three months and nine month periods ended September 30, 2002, relate to the classification of the vacant Colorado Springs property as held for sale at its net value.

Income from continuing operations for the three and nine month periods ended September 30, 2002 was reduced by $43,000 due to an increased property write-down in the Third Quarter of 2002 relating to the vacant South Milwaukee property.

In Note 5 to the Notes to the condensed financial statements, the aggregate minimum lease payments to be received under the leases for the Partnership's properties as of September 30, 2002 decreased by approximately $515,000 to correct for an error in the amounts previously disclosed.

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

By: /s/ Bruce A. Provo
    ---------------------
Bruce A. Provo, President

Date:   May 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: The Provo Group, Inc., General Partner

By: /s/ Bruce A. Provo
    ---------------------
        Bruce A. Provo, President

Date:   May 15, 2003

By: /s/ Bruce A. Provo
    ---------------------
        Bruce A. Provo, Chief Executive Officer and Chief Financial Officer

Date:   May 15, 2003