Form 10-K
period 2002-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-05-15
CIK 825788

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from________ to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

         The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

                    Index to Exhibits located on page: 48- 49

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the "Partnership Agreement"). As of December 31, 2002, the Partnership consisted of one General Partner (Management) and 2,204 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the "Properties".) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2002, the Partnership owned 25 properties with specialty leasehold improvements in 10 of these properties, as more fully discussed in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter allowing the sale of the Partnership's assets and dissolution of the Partnership was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership, therefore, continues to operate as a going concern.

The Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent upon, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since over 80% of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership's assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership's liquidity, are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leases; and failure or withdrawal of any of the national franchises held by the Partnership's tenants. Each of these events, alone or in combination would affect the liquidity level of leases resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

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

THE PERMANENT MANAGER AGREEMENT

The Permanent Management Agreement ("PMA") was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement.

ADVISORY BOARD

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four persons Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

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

ITEM 2.  PROPERTIES

The Partnership's Properties are leased under long-term leases, generally with original initial terms of approximately 20 years. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (6% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2002:

                                                                                                       Lease
  Acquisi-           Property Name                                    Purchase        Rental Per     Expiration    Renewal
  tion Date            & Address                   Lessee             Price (1)          Annum          Date       Options
  ---------    --------------------------  -----------------------  -------------    -------------  ------------  ----------
  03/11/88     Miami Subs                  DiFede Finance Group     $     743,625    $      55,000   10-31-2012      None
               US-1 Near PGA Blvd          Corp.
               Palm Beach, FL

  06/15/88     Chinese Super Buffet        Jun Cheng Pan & Yhen         1,087,137(2)        64,370   12/31/2012      None
               8801 N 7th St               Yan Guo
               Phoenix, AZ

  07/15/88     Hooter's                    TWIX, Inc.                   1,346,719           95,000   07-15-2008      None
               7669 Grapevine Hwy
               N Richland Hills, TX

  08/01/88     Vacant                      Vacant                       1,091,190(2)             0       NA           NA
               106 N Chicago Ave
               S Milwaukee, WI

  08/15/88     Denny's                     First Foods, Inc.            1,155,965(2)        65,000   10-31-2007      None
               2360 W Northern Ave
               Phoenix, AZ

  10/10/88     Kentucky Fried Chicken (4)  KFC National                   451,230           60,000   06-30-2018      None
               1014 S St Francis Dr        Management Group
               Santa Fe, NM

  12/22/88     Wendy's                     WenSouth Orlando, Ltd.         596,781           76,920   11-6-2016       None
               1721 Sam Rittenburg Blvd
               Charleston, SC

  12/22/88     Wendy's                     WenSouth Orlando, Ltd.         649,594           86,160   11-6-2016       None
               3013 Peach Orchard Rd
               Augusta, GA

  12/29/88     Popeye's                    Stillman Mgmt. Co., Inc.       580,938           77,280   12-31-2009      None
               2562 Western Ave
               Park Forest, IL

  02/21/89     Wendy's                     WenSouth Orlando, Ltd.         776,344           96,780   11-6-2016       None
               1901 Whiskey Rd
               Aiken, SC

  02/21/89     Wendy's                     WenSouth Orlando, Ltd.         728,813           96,780   11-6-2016       None
               1730 Walton Way
               Augusta, GA

  02/21/89     Wendy's                     WenSouth Orlando, Ltd.         528,125           70,200   11-6-2016       None
               347 Folly Rd
               Charleston, SC

  02/21/89     Wendy's                     WenSouth Orlando, Ltd.         580,938           77,280   11-6-2016       None
               361 Hwy 17 Bypass
               Mount Pleasant, SC

  03/14/89     Wendy's                     WenSouth Orlando, Ltd.         633,750           90,480   11-6-2016       None
               1004 Richland Ave
               Aiken, SC

  04/20/89     Daytona's All Sports Cafe   Karl Shaen Valderrama          897,813(2)        10,000    02-28-03        NA
               (5)
               4875 Merle Hay
               Des Moines, IA

  10/18/89     Omega Restaurant            Paul Bouraxis                1,421,983(2)        88,233   09-30-2011      None
               4000 S 27th St
               Milwaukee, WI

  12/28/89     Village Inn (6)             Columbia VI,                   845,000(2)        96,600   11-30-2009       (3)
               2451 Columbia Rd             L.L.C.
               Grand Forks, ND

  12/29/89     Wendy's                     WenSouth Orlando, Ltd.         660,156           87,780   11-6-2016       None
               1717 Martintown Rd
               N Augusta, SC

  12/29/89     Wendy's                     WenSouth Orlando, Ltd.         580,938           77,280   11-6-2016       None
               1515 Savannah Hwy
               Charleston, SC

  12/29/89     Wendy's                     WenSouth Orlando, Ltd.         633,750           84,120   11-6-2016       None
               3869 Washington Rd
               Martinez, GA

  01/01/90     Sunrise Preschool           Sunrise Preschools, Inc.     1,182,735(2)       123,318   05-31-2009      None
               4111 E Ray Rd
               Phoenix, AZ

  01/05/90     Hardee's                    Hardee's Food Systems,       1,140,236(2)        88,000   11-30-2009       (3)
               20 N Pioneer Rd             Inc.
               Fond du lac, WI

  01/31/90     Blockbuster Video           Blockbuster Videos, Inc.       646,425          104,500   01-31-2006       (3)
               336 E 12th St
               Ogden, UT

  03/21/90     Vacant (7)                  Vacant                       1,179,501(2)             0       NA           NA
               688 N Blue Lakes Blvd
               Twin Falls, ID

  05/31/90     Applebee's                  Thomas & King, Inc.
               2770 Brice Rd                                            1,434,434(2)       135,780   10-31-2009      None
               Columbus, OH

                                                                    $  21,574,120    $   1,906,861
                                                                    =============    =============

Footnotes:

(1)     Purchase price includes all costs incurred to acquire the property.
(2)     Purchase price includes cost of specialty leasehold improvements.
(3)     Renewal option available at tenant's option.
(4) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5) The lease with Hickory Park, Inc. expired on December 31, 2002. Subtenant, Daytona's All Sports Cafe did not vacate the premises and Management is negotiating a lease directly with them. (See third paragraph below.)
(6) Village Inn vacated the property in the First Quarter of 2002 and is delinquent on its January through December 2002 rent payments. Management has taken legal action against Columbia VI, LLC, as the lease has not been terminated. (See first and second paragraphs below.)
(7) In the Fourth Quarter of 2001 the Bankruptcy court rejected Phoenix Restaurant Group's property lease at this location, which was set to expire in April 2012. The subtenant did not vacate the property and Management obtained possession in February 2003 through court proceedings. (See eleventh paragraph below.)

The following summarizes significant developments, by property, for properties with such developments.

Village Inn Property- Grand Forks, ND

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the former Village Inn property in Grand Forks, ND property. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Although the tenant took possession of the property upon execution of the lease, the lease payments are to commence in July 2003. It is anticipated that commissions of $18,500 and $3,700 will be paid in March 2003 to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively.

During October 2001, the Columbia VI, LLC, the tenant at the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001; however, rent income has not been collected for January through December of 2002. In addition, in March 2002 and September 2002, the Partnership paid the property's first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management continues legal action in relation to Village Inn's past due balance of approximately $130,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments to be received by the Partnership from the new tenant, Panda Buffet, at the Grand Forks, ND property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Additional maintenance and repair expenditures may be needed, however the amount is unknown as of December 31, 2002.

4785 Merle Hay Property, Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two months. The Partnership received the January and February 2003 rent payments from Daytona's and Management is negotiating a direct lease with them.

Miami Subs Property- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

South Milwaukee, WI Property

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee, WI property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the Second Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000 on the balance sheet as property held for sale. During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date.

Hardee's Property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee's restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000 and the net gain on the sale of the property in October was approximately $124,000. The net gain on sale of the property includes an $18,500 sales commission that the Partnership paid to an affiliate of the General Partner in the Fourth Quarter of 2002.

North 7th Street Property- Phoenix, AZ

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

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent commenced in January 2003. The restaurant is to be operated as a Chinese Super Buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Milwaukee, WI Property

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Although the tenant has not begun operating the restaurant, monthly rent payments continue to be received from the lessee by the Partnership. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

Twin Falls, ID Property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether any portion of the amount will be collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court. In February 2003 the District

Court upheld the Magistrate Court evicting Fiesta Time. Management then obtained possession of the property from Fiesta Time and received $30,000 in rent escrow from the subtenant that had been held by the Court. In late February 2003 Management entered a purchase and sale agreement to sell the Twin Falls property at a sales price of $550,000. The closing date is anticipated to be in the Second Quarter of 2003. The net asset value of the property at December 31, 2002 was $316,000.

Former Mulberry Street Grill Property- Phoenix, AZ

During April 2001, the sub-tenant, AMF Corporation, notified Management of its intent to close and vacate its Mulberry Street Grill restaurant at the Phoenix, Arizona property. Although the sublease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due rent amount of $10,000 was reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and subsequently learned that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the "Ground Lease") to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Management returned possession of the property to Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable under the Ground Lease, due to the Court's granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. In February 2003 a Settlement Agreement and Mutual Release (the "Agreement") was executed. According to the terms of the Agreement the Partnership was required to pay directly to Centre a settlement ("the Settlement") payment of $115,000. The clerk of the court is to return the $140,000 cash bond to the Partnership. (See Legal Proceedings in Part I- Item 3 and Note 10.)

ITEM 3.  LEGAL PROCEEDINGS

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term Ground Lease (the "Ground Lease"). The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., "(Centre"). Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant the lawsuit against them continues.

On April 10, 2002 the Maricopa County Superior Court granted Centre's motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the "Judgment") on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney's fees and court costs in the amount of $16,000. As of March 31, 2002 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment damages balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the "Appeal") with respect to the Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the Judgment while the Appeal is pending, in August 2002, the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release ("Agreement") was executed between Centre, the Partnership, and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the"Settlement"), from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership's Appeal, and the mutual liability release of all parties in any matters relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond will be returned from the clerk of the court to the Partnership.

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

(b) As of December 31, 2002 there were 2,204 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2002 and 2001, $1,710,000 and $2,180,000,
        respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $6,533 and $6,935 in 2002 and 2001, respectively.

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

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                        (A Wisconsin limited partnership)

                          As of and for the years ended

                  December 31, 2002, 2001, 2000, 1999, and 1998

                                          2002           2001           2000           1999           1998
                                      ------------   ------------   ------------   ------------   ------------
Total Revenue                         $  2,581,868   $  2,813,964   $  2,725,286   $  2,896,407   $  3,494,550
--------------------------------------------------------------------------------------------------------------
Income from Continuing
 Operations                           $  1,498,993   $  1,644,505   $  1,626,243   $  1,951,972   $  1,428,583
--------------------------------------------------------------------------------------------------------------
Income from Discontinued
 Operations                           $     36,312   $     89,274   $     95,548   $     95,548   $     95,548
--------------------------------------------------------------------------------------------------------------
Net Income                            $  1,535,305   $  1,733,779   $  1,721,791   $  2,047,520   $  1,524,131
--------------------------------------------------------------------------------------------------------------
Net Income per Limited Partner
 Interest                             $      32.84   $      37.09   $      36.83   $      43.80   $      32.60
--------------------------------------------------------------------------------------------------------------
Total Assets                          $ 15,746,665   $ 15,839,599   $ 16,132,289   $ 17,125,388   $ 17,693,852
--------------------------------------------------------------------------------------------------------------
Total Partners' Capital               $ 15,319,264   $ 15,500,492   $ 15,953,648   $ 16,873,744   $ 17,409,414
--------------------------------------------------------------------------------------------------------------
Cash Distributions per Limited
 Partnership Interest                 $      36.95   $      47.10   $      56.94   $      55.64   $      99.07
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES

The Properties, including equipment held by the Partnership at December 31, 2002, were originally purchased at a price, including acquisition costs, of approximately $21,574,000.

As of December 31, 2002, the Partnership owned 23 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Hardee's restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Village Inn restaurant, one (1) Daytona's All Sports Cafe and (2) vacant properties, (which were previously operated as a Fiesta Time restaurant, and a Hardee's restaurant.) The 25 properties are located in a total of thirteen (13) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During 2002, 2001 and 2000 the Partnership recognized income from discontinued operations of $36,000 and $89,000, $96,000, respectively. The 2002 income from discontinued operations included a $124,000 net gain on the sale of the Hardee's- Hartford property in October 2002 and a $98,000 property write-down to fair market value of the vacant South Milwaukee property in the Third Quarter of 2002. Other results of discontinued operations for the years 2002, 2001, and 2000 relate to rental income and expenditures attributable to the Hartford, WI property and the reclassification of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002.

The following summarizes significant developments, by property, for properties with such developments.

Village Inn Property- Grand Forks, ND

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the former Grand Forks, ND property. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Although the tenant took possession of the property upon execution of the lease, the lease payments are to commence in July 2003. In March 2003 it is anticipated that commissions of $18,500 and $3,700 will be paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively.

During October 2001, Columbia VI, LLC, the tenant of the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001; however, rent income has not been collected for January through December of 2002. In addition, in March 2002 and September 2002, the Partnership paid the property's first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management continues legal action in relation to Village Inn's past due balance of approximately $130,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet, at the Grand Forks, ND property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Additional maintenance and repair expenditures may be needed, however the amount is unknown as of December 31, 2002.

4785 Merle Hay Property, Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two months. The Partnership received January and February 2003 rent payments from Dakota's and Management is negotiating a direct lease with them.

Miami Subs Property- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

South Milwaukee, WI Property

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee, WI property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the Second Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000 on the balance sheet as property held for sale. During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date.

Hardee's Property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee's restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000 and the net gain on the sale of the property in October was approximately $124,000. Included in the net gain on the sale of the property is an $18,500 sales commission the Partnership paid to an affiliate of the General Partner in the Fourth Quarter of 2002.

North 7th Street Property- Phoenix, AZ

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

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent is scheduled to commence in January 2003. The restaurant is to be operated as a Chinese Super Buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Milwaukee, WI Property

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Although the tenant has not begun operating the restaurant, monthly rent payments continue to be received from the tenant by the Partnership. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

Blockbuster Video Property- Ogden, UT

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

Twin Falls, ID Property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether any portion of the amount will be collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court. In February 2003 the District Court upheld the Magistrate Court evicting Fiesta Time. Management obtained possession of the property from Fiesta Time and received $30,000 in rent escrow from the subtenant that had been held by the Court. In late February 2003 Management entered a purchase and sale agreement to sell the Twin Falls property at a sales price of $550,000. The closing date is anticipated to be in the Second Quarter of 2003. The net asset value of the property at December 31, 2002 was $316,000.

Former Mulberry Street Grill Property- Phoenix, AZ

During April 2001, the sub-tenant, AMF Corporation, notified Management of its intent to close and vacate its Mulberry Street Grill restaurant at the Phoenix, Arizona property. Although the sublease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and subsequently learned that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the "Ground Lease") to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Management returned possession of the property to the Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable under the Ground Lease, due to the Court's granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. In February 2003 a Settlement Agreement and Mutual Release (the "Agreement") was executed. According to the terms of the Agreement the Partnership was required to pay directly to Centre a settlement payment of $115,000 (the "Settlement"). The clerk of the court is to return the $140,000 cash bond to the Partnership. (See Legal Proceedings in Part I- Item 3 and Note 10.)

Former Denny's- Camelback Road Property- Phoenix, AZ

Phoenix Restaurant Group, Inc. ("Phoenix") did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, Phoenix notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 net loss in the Third Quarter of 2000.

Wendy's Properties

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016.

OTHER ASSETS

The Hartford property closing date was early October 2002. As of December 31, 2002 the property held for sale amounted to $450,000 and related to the classification of the vacant South Milwaukee property as held for sale in the Fourth Quarter of 2002. The South Milwaukee closing date is anticipated to be in the Second Quarter of 2003.

Cash and cash equivalents held by the Partnership totaled approximately $1,369,000 at December 31, 2002, compared to $819,000 at December 31, 2001. Cash of $1,055,000 is anticipated to be used to fund the Fourth Quarter 2002 distributions to Limited Partners in February 2003, and cash of $198,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Deposit- Clerk of the Court amounted to $140,000 at December 31, 2002. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process related to the Phoenix, Arizona property. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

Rents and other receivables amounted to $598,000 (net of allowance of $156,000) as of December 31, 2002. Village Inn is currently in default in relation to its January through December 2002 lease payments. Management continues legal action to collect these past due payments, however, due to the uncertainty of collection, these past due rents totaling approximately $97,000 have been fully reserved. In addition, Management has charged Village Inn late fees totaling $3,400 in relation to the past due balance. The late fee charges have been fully reserved as Management is uncertain of collection. The tenant Popeye's- Park Forest is delinquent on its January 2002 percentage rent billing for 2001. Management continues to pursue legal remedies in relation to the collection of the tenant's percentage rent past due balance of approximately $72,000. In addition, Management has charged Popeye's late fees totaling $17,000 in relation to the percentage rent balance due. The late fee charges have been fully reserved as Management is uncertain of collection of these fees.

Property tax escrow at December 31, 2001, in the amount of $7,875 represented four (4) months of 2001 real estate taxes for the former Hardee's- Milwaukee location paid by Hardee's Food Systems, Inc. pursuant to the lease termination agreement with Management. The property taxes were paid by the Partnership in January 2002.

Property tax receivable at December 31, 2002, totaled $5,000 (net of allowance of $30,000), and primarily represented 2001 and 2002 property taxes paid by the Partnership, which are due from the defaulted tenant Village Inn. The $30,000 due from Village Inn has been fully reserved due to uncertainty of collection. A portion of the amount also represented a property tax receivable due from the new tenant, Chinese Super Buffet, for its portion of 2002 real estate taxes.

The Note receivable balance at December 31, 2001 was $39,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Milwaukee, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance of $117,720 represented a Note Receivable. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in February 2002.

Deferred charges totaled approximately $313,000 and $286,000, net of amortization, at December 31, 2002 and December 31, 2001, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Third Quarter of 2002, commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new

Chinese Super Buffet lease. Deferred charges relating to the Hardee's- Hartford property were written-off during the Fourth Quarter of 2002 due to the sale of the Property in October 2002. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Omega Restaurant lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. During the Fourth Quarter of 2000, a commission of $190,000 was paid to an affiliate of the General Partner upon the negotiated extension of the leases on the ten (10) Wendy's restaurants. Also, during 2001 deferred charges relating to the former Hardee's- Milwaukee and Mulberry Street Grill properties were written-off.

LIABILITIES

Accounts payable and accrued expenses at December 31, 2002, in the amount of $65,000, primarily represented the year-end accruals of auditing, tax and data processing fees.

Judgment Payable at December 31, 2002, in the amount of $93,000 represented the accrual of the summary judgment against the Partnership in relation to the former Mulberry Street Grill property. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership.

Property taxes payable at December 31, 2002, in the amount of $17,000, represented 2002 real estate taxes due for the Chinese Super Buffet property, and the vacant South Milwaukee, Wisconsin and Twin Falls, Idaho properties.

Due to the Current General Partner amounted to $3,100 at December 31, 2002, and primarily represented the General Partner's portion of the Fourth Quarter 2002 distribution.

PARTNERS' CAPITAL:

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

Cash distributions paid to the Limited Partners and to the General Partner during 2002 of $1,710,000 and $6,533, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2002 Limited Partner distributions totaling $1,055,000 were paid February 15, 2003.

RESULTS OF OPERATIONS:

The Partnership reported income from continuing operations for the year ended December 31, 2002, in the amount of $1,499,000 compared to income from continuing operations for the years ended December 31, 2001 and 2000 of $1,645,000 and $1,626,000, respectively. The decrease in income in 2002 is due primarily to decreased rental income related to the expired lease of the Hardee's- South Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls and North 7th Street leases and the non-cash disposal of the former Mulberry Street grill Restaurant in the Fourth Quarter of 2001 and the non-cash disposal of the Camelback property in the Third Quarter of 2000. The decrease in 2002 is also due to the summary judgment related to the former Mulberry Street Grill property in the Third Quarter of 2002, the write-off of non-collectible receivables, increased tenant default expenditures, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property. In addition, income from continuing operations in 2001 included a $157,000 lease termination fee upon the termination of the Hardee's -Milwaukee, a $157,000 loss on the disposition of the former Mulberry Grill Street property and certain administrative expenditures. Income from continuing operations in 2000 included a $153,000 loss on the disposition of the Camelback property and a $90,000 ground lease termination fee paid by the Partnership applicable to the property.

DISCONTINUED OPERATIONS:

Income from discontinued operations was $36,000, $89,000 and $96,000 for the years ended December 31, 2002, 2001, and 2000, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee's- Hartford property was sold in October 2002 and the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002. The income from discontinued operations for 2002 includes a Fourth Quarter net gain on the sale of the Hartford property of approximately $124,000 and a Third Quarter $98,000 write-down of the South Milwaukee property.

REVENUES

Total operating revenues were $2,582,000, $2,814,000, and $2,725,000, for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in operating revenue in 2002 is due primarily to decreased rental income, upon the expired lease of the Hardee's- S. Milwaukee property in the Fourth Quarter of 2001, the bankruptcy rejections of the Denny's- Twin Falls lease and N. 7th Street leases, and the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001. Revenue in 2001 included a $157,0000 lease termination fee upon the termination of the Hardee's- Milwaukee property lease in the second Quarter of 2001. Recoveries from former general partners received during 2002, 2001 and 2000, totaled $3,000, $7,000 and $4,000, respectively.

As of December 31, 2002 total base rent revenues should approximate $1,907,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Village Inn is currently in default in relation to its January through December 2002 lease payments. Management continues legal action to collect these past due payments, however, due to the uncertainty of collection, these past due rents totaling approximately $97,000 have been fully reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection, future lease charges will continue to be reserved until a lease termination agreement is consummated.

EXPENSES

For the years ended December 31, 2002, 2001, and 2000, total operating expenses amounted to approximately 42%, 36% and 35%, of total operating revenues, respectively. Operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write-off of non-collectible receivables) amounted to approximately 25%, 21%, and 22%, of total operating revenues, respectively.

The increase in operating expenditures in 2002 is due to the Second Quarter summary judgment accrual related to the former Mulberry Street grill property, the write-off of non-collectible receivables, increased tenant default expenditures, and increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property. During 2001, the Partnership obtained appraisals of all the Partnership properties at a cost of $63,000. Also during 2001, the Partnership incurred the non-cash write-off of the Mulberry Street Grill property resulting in a loss of $157,000. During 2000, the Partnership paid a one-time $90,000 fee to terminate a ground lease applicable to the Camelback property. Also during 2000, in connection with the termination, the property was returned to the ground lesser, which resulted in a $153,000 loss, resulting from the write-off of previously capitalized leasehold improvements.

Charge-offs of non-collectible rents, non-cash disposal of assets, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to $129,000, $53,500, and $6,800, for the year ended December 31, 2002, 2001, and 2000, respectively. The write-offs are the result of tenant defaults.

INFLATION:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 23% of rental income for 2002. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple-net" nature of the property leases, asset values generally move inversely with interest rates.

NEW ACCOUNTING PRONOUNCEMENT:

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 were effective for fiscal years beginning after December 15, 2001.

The Company adopted FAS 144 on January 1, 2002, and the result is that assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years' operations to be discontinued operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        (A Wisconsin limited partnership)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page

        Independent Auditors' Report ..................................       22

        Balance Sheets, December 31, 2002 and 2001 ....................  23 - 24

        Statements of Income for the Years
               Ended December 31, 2002, 2001, and 2000 ................       25

        Statements of Partners' Capital for the
               Years Ended December 31, 2002, 2001, and 2000 ..........       26

        Statements of Cash Flows for the Years
               Ended December 31, 2002, 2001, and 2000 ................       27

        Notes to Financial Statements .................................  28 - 42

        Schedule III--Real Estate and Accumulated
               Depreciation, December 31, 2002 ........................  50 - 51

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership changed its method of accounting for discontinued operations in 2002 as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2003

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                               December 31,      December 31,
                                                                                   2002              2001
                                                                              --------------    --------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

        Land                                                                  $    6,820,054    $    7,296,406
        Buildings                                                                 10,543,064        11,561,307
        Equipment                                                                    669,778           669,778
        Accumulated depreciation                                                  (5,702,845)       (5,854,938)
                                                                              --------------    --------------

               Net investment properties and equipment                            12,330,051        13,672,553
                                                                              --------------    --------------

OTHER ASSETS:

        Property held for sale  (Note 3)                                             449,936                 0
        Cash and cash equivalents                                                  1,369,248           818,606
        Cash held in Indemnification Trust (Note 8)                                  378,725           372,167
        Property tax escrow                                                                0             7,875
        Deposit- Clerk of the Court                                                  140,000                 0
        Rents and other receivables (Net of allowance of $156,483
         and $39,636 in 2002 and 2001)                                               598,438           484,436
        Property tax receivable (Net of allowance of $29,929 in 2002)                  5,191            30,977
        Deferred rent receivable                                                     133,017           105,633
        Prepaid insurance                                                             28,939            22,035
        Deferred charges, net                                                        313,120           286,067
        Note receivable                                                                    0            39,250
                                                                              --------------    --------------

               Total other assets                                                  3,416,614         2,167,046
                                                                              --------------    --------------

               Total assets                                                   $   15,746,665    $   15,839,599
                                                                              ==============    ==============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                               December 31,      December 31,
                                                                                   2002              2001
                                                                              --------------    --------------
LIABILITIES:

        Accounts payable and accrued expenses                                 $       65,282    $       92,802
        Judgment payable                                                              92,866                 0
        Property taxes payable                                                        16,839            25,105
        Due to General Partner                                                         3,069             1,795
        Security deposits                                                            136,585           109,017
        Unearned rental income                                                       112,760           110,388
                                                                              --------------    --------------

                  Total liabilities                                                  427,401           339,107
                                                                              --------------    --------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
        Current General Partner -
               Cumulative net income                                                 187,529           172,176
               Cumulative cash distributions                                         (77,474)          (70,941)
                                                                              --------------    --------------
                                                                                     110,055           101,235
        Limited Partners (46,280.3 interests outstanding)
               Capital contributions, net of offering costs                       39,358,468        39,358,468
               Cumulative net income                                              24,931,238        23,411,286
               Cumulative cash distributions                                     (48,240,268)      (46,530,268)
               Reallocation of former general partners' deficit capital             (840,229)         (840,229)
                                                                              --------------    --------------

                                                                                  15,209,209        15,399,257
                                                                              --------------    --------------

                        Total partners' capital                                   15,319,264        15,500,492
                                                                              --------------    --------------

                        Total liabilities and partners' capital               $   15,746,665    $   15,839,599
                                                                              ==============    ==============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                  2002           2001            2000
                                                                              ------------   ------------    ------------
REVENUES:
        Rental income (Note 5)                                                $  2,551,330   $  2,609,146    $  2,658,584
        Interest income                                                             18,208         40,019          61,221
        Lease Termination Fee (Note 3)                                                   0        157,000               0
        Other income                                                                 8,953            847           1,773
        Recovery of amounts previously written off (Note 2)                          3,377          6,952           3,708
                                                                              ------------   ------------    ------------
                                                                                 2,581,868      2,813,964       2,725,286
                                                                              ------------   ------------    ------------
EXPENSES:
        Partnership management fees (Note 6)                                       198,639        192,902         187,038
        Restoration fees (Note 6)                                                      135            278             148
        Appraisal fees                                                                   0         62,857               0
        Insurance                                                                   27,823         21,418          17,864
        General and administrative                                                  79,583         73,674          81,814
        Advisory Board fees and expenses                                             9,799         10,837          12,360
        Real estate taxes                                                           10,609         13,303               0
        Ground lease expenses (Note 3)                                                   0         71,606          92,182
        Ground lease termination fee                                                     0              0          90,000
        Professional services                                                      207,463        143,223         125,498
        Maintenance and repair expenses                                             43,619          9,883           2,520
        Expenses incurred due to default by lessee or vacancy                       11,738            360               0
        Judgment expense                                                            45,128              0               0
        Depreciation                                                               306,637        314,097         320,090
        Amortization                                                                13,105         44,769           9,560
        Provision for non-collectible rents and other receivables                  128,597         53,538           6,810
                                                                              ------------   ------------    ------------
                                                                                 1,082,875      1,012,745         945,884
                                                                              ------------   ------------    ------------
GAIN (LOSS) ON DISPOSITION OF ASSETS, NET                                                0       (156,714)       (153,159)
                                                                              ------------   ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                                1,498,993      1,644,505       1,626,243

INCOME FROM DISCONTINUED OPERATIONS                                                 36,312         89,274          95,548
                                                                              ------------   ------------    ------------
NET INCOME                                                                    $  1,535,305   $  1,733,779    $  1,721,791
                                                                              ============   ============    ============
NET INCOME- CURRENT GENERAL PARTNER                                           $     15,353   $     17,338    $     17,218
NET INCOME- LIMITED PARTNERS                                                     1,519,952      1,716,441       1,704,573
                                                                              ------------   ------------    ------------
                                                                              $  1,535,305   $  1,733,779    $  1,721,791
                                                                              ============   ============    ============
PER LIMITED PARTNERSHIP INTEREST,
 based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS                                             $      32.07   $      35.18    $      34.79

INCOME FROM DISCONTINUED OPERATIONS                                                    .77           1.91            2.04
                                                                              ------------   ------------    ------------

NET INCOME PER LIMITED PARTNERSHIP INTEREST                                   $      32.84   $      37.09    $      36.83
                                                                              ============   ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         Current General Partner
                                   --------------------------------------------------------------------
                                                                                            Capital
                                     Cumulative        Cumulative                        Contributions,
                                         Net              Cash                               Net of
                                       Income         Distributions         Total        Offering Costs
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 1999       $      137,620    $      (57,119)   $       80,501    $   39,358,468
Cash Distributions
 ($56.94 per limited partnership
 interest)                                                   (6,887)           (6,887)
Net Income                                 17,218                 0            17,218                 0
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2000       $      154,838    $      (64,006)   $       90,832    $   39,358,468
Cash Distributions
 ($47.10 per limited partnership
 interest)                                                   (6,935)           (6,935)
Net Income                                 17,338                 0            17,338                 0
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2001       $      172,176    $      (70,941)   $      101,235    $   39,358,468
Cash Distributions
 ($36.95 per limited partnership
 interest)                                                   (6,533)           (6,533)
Net Income                                 15,353                 0            15,353                 0
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2002       $      187,529    $      (77,474)   $      110,055    $   39,358,468
                                   ==============    ==============    ==============    ==============

                                                            Limited Partners
                                   --------------------------------------------------------------------
                                                       Cumulative
                                     Cumulative           Cash
                                     Net Income       Distribution      Reallocation          Total
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 1999       $   19,990,272    $  (41,715,268)   $     (840,229)   $   16,793,243
Cash Distributions
 ($56.94 per limited partnership
 interest)                                               (2,635,000)                         (2,635,000)
Net Income                              1,704,573                 0                 0         1,704,573
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2000       $   21,694,845    $  (44,350,268)   $     (840,229)   $   15,862,816
Cash Distributions
 ($47.10 per limited partnership
 interest)                                               (2,180,000)                         (2,180,000)
Net Income                              1,716,441                 0                 0         1,716,441
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2001       $   23,411,286    $  (46,530,268)   $     (840,229)   $   15,399,257
Cash Distributions
 ($36.95 per limited partnership
 interest)                                               (1,710,000)                         (1,710,000)
Net Income                              1,519,952                 0                 0         1,519,952
                                   --------------    --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2002       $   24,931,238    $  (48,240,268)   $     (840,229)   $   15,209,209
                                   ==============    ==============    ==============    ==============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                  2002            2001            2000
                                                                              ------------    ------------    ------------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
     Net income                                                               $  1,535,305    $  1,733,779    $  1,721,791
     Adjustments to reconcile net income to net
      cash from (used in) operating activities -
             Depreciation and amortization                                         345,753         391,232         362,103
             Recovery of amount previously written off                              (3,377)         (6,952)         (3,708)
             Provision for non-collectible rents and other receivables             128,755          53,538           6,810
             Lease termination fee                                                       0        (117,750)              0
             Property write-down                                                    98,000               0               0
             Net loss (gain) on disposal of assets                                (124,399)        156,714         153,159
             Interest applied to Indemnification Trust account                      (6,558)        (16,014)        (20,308)
             (Increase) Deposit- Clerk of the Court                               (140,000)              0               0
             (Increase) Decrease in rents and other receivables                   (212,828)        (90,770)         19,565
             Deposits for payment of real estate taxes                               7,875          (7,875)              0
             (Increase) Decrease in prepaid expenses                                (6,904)         (5,944)         (1,699)
             (Increase) Decrease in deferred rent receivable                       (27,384)             51          28,379
             (Increase) in Property Tax receivable                                  (4,143)        (30,977)              0
             Increase (Decrease) in due to current General Partner                   1,274            (872)            699
             Increase (Decrease) in accounts payable and other                      65,346          52,743         (10,227)
             Increase in security deposits                                          27,568           7,000               0
             (Decrease) Increase in property taxes payable                          (8,266)         25,105               0
             Increase (Decrease) in unearned rental income                           2,372          92,323         (63,475)
                                                                              ------------    ------------    ------------
             Net cash from operating activities                                  1,678,389       2,235,331       2,193,089
                                                                              ============    ============    ============

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
      Principal payments received on note receivable                                39,250          78,500               0
      Proceeds from sale of investment properties                                  594,459           2,189               0
      Payment of leasing commissions                                               (48,300)        (69,491)       (190,156)
      Recoveries from former General Partner affiliates                              3,377           6,952           3,708
                                                                              ------------    ------------    ------------

                     Net cash from (used in) investing activities                  588,786          18,150        (186,448)
                                                                              ------------    ------------    ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Cash distributions to Limited Partners                                    (1,710,000)     (2,180,000)     (2,635,000)
      Cash distributions to current General Partner                                 (6,533)         (6,935)         (6,887)
                                                                              ------------    ------------    ------------

                     Net cash used in financing activities                      (1,716,533)     (2,186,935)     (2,641,887)
                                                                              ============    ============    ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               550,642          66,546        (635,246)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     818,606         752,060       1,387,306
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  1,369,248    $    818,606    $    752,060
                                                                              ============    ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the "Properties".) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2002, the Partnership owned 25 properties with specialty leasehold improvements in 10 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over 31.5 years, which are the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the original lease term.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002, and the result is that assets disposed of or deemed to be classified as held for sale will require the reclassification of current and previous years' operations to discontinued operations.

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

The components of discontinued operations for the years ended December 31, 2002 and 2001 are outlined below and include the results of operations through the date of the sale of the Hardee's Hartford property in the Fourth Quarter of 2002, and the vacant South Milwaukee property, as it was classified as held for sale as of December 31, 2002.

                                                    2002         2001
                                                 ----------   ----------
        Revenues

          Rental Income                          $   48,000   $  122,667

        Gain on Disposition of Assets, Net          124,399            0

        Expenses

          Property taxes                             11,918        1,027

          Property write-down                        98,000            0

          Depreciation                               17,869       30,304

          Amortization                                8,142        2,062

          Provision for non-collectible rents           158            0
                                                 ----------   ----------

        Income from Discontinued Operations      $   36,312   $   89,274
                                                 ==========   ==========

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent letter allowing the sale of the Partnership's assets and dissolution of the Partnership was sent to Limited Partners. The General Partner did not receive majority approval to sell the assets of the Partnership for purposes of liquidation. The Partnership, therefore, continues to operate as a going concern.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2002, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,093,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                    2002            2001            2000
                                                ------------    ------------    ------------
Net income, per statements of income            $  1,535,305    $  1,733,779    $  1,721,791

Book to tax depreciation difference                  (38,193)        (12,338)        (43,538)

Book over tax gain from asset disposition             (8,661)       (142,785)        (30,231)

Straight line rent adjustment                        (27,384)             52          28,379

Prepaid rent                                           3,820          87,316               0

Bad debt reserve/expense                             146,776          39,636         (44,535)

Book valuation of property write-downs                98,000        (172,643)              0

Accrued Judgment payable                              45,128               0               0

Other, net                                               115              (1)          3,879
                                                ------------    ------------    ------------

   Net income for tax reporting purposes        $  1,754,906    $  1,533,016    $  1,635,745
                                                ============    ============    ============

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage, Through December 31, 2002, $5,810,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000, 2001, and 2002 the Partnership has recognized a total of $1,128,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2002, the Partnership owned 23 fully constructed fast-food restaurants, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, one (1) Hardee's restaurant, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Village Inn restaurant, one (1) Daytona's All Sports Cafe and two (2) vacant properties, (which were previously operated as a Fiesta Time restaurant, and a Hardee's restaurant.) The 25 properties are located in a total of thirteen (13) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During 2002, 2001 and 2000 the Partnership recognized income from discontinued operations of $36,000, $89,000 and $96,000, respectively. The 2002 net income from discontinued operations included a $124,000 net gain on the sale of the Hardee's- Hartford property in October 2002 and a $98,000 property write-down to fair market value of the vacant South Milwaukee property in the Third Quarter of 2002. Other results of discontinued operations are attributable to the Hartford, WI property and the reclassification of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002.

The following summarizes significant developments, by property, for properties with such developments.

Village Inn Property- Grand Forks, ND

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the former Grand Forks, ND property. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Although the tenant took possession of the property upon execution of the lease, the lease payments are to commence in June 2003. It is anticipated that commissions of $18,500 and $3,700 will be paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001; however, rent income has not been collected for January through December of 2002. In addition, in March 2002 and September 2002, the Partnership paid the property's first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management continues legal action in relation to Village Inn's past due balance of approximately $130,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet, at the Grand Forks, ND property. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. Additional maintenance and repair expenditures may be needed, however the amount is unknown as of December 31, 2002.

4785 Merle Hay Road Property- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two- months. The Partnership received the January and February 2003 rent payments from Daytona's and Management is negotiating a direct lease with them.

Miami Subs Property- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

South Milwaukee, WI Property

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee, WI property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the Second Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the fair market value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale. During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in South Milwaukee, Wisconsin. Hardee's lease on the South Milwaukee property expired on November 30, 2001 and they continued making rent payments until the lease expiration date.

Hardee's Property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee's restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000 and the net gain on the sale of the property in October 2002 was approximately $124,000. Included in the net gain was a Fourth Quarter 2002 sales commission of $18,500, which was paid by the Partnership to an affiliate of the General Partner.

North 7th Street Property- Phoenix, AZ

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

During August 2002, a ten (10) year lease was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent commenced in January 2003. The restaurant is to be operated as a Chinese Super Buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Milwaukee, WI Property

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Although the tenant has not begun operating the restaurant, monthly rent payments continue to be received from the lessee by the Partnership.

Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

Blockbuster Property- Ogden, UT

The Blockbuster Video Store lease expired on January 31, 2001. However, in the First Quarter of 2001, Management negotiated a five (5) year lease extension to January 31, 2006. A commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease.

Twin Falls, ID Property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. Although Phoenix's lease on the Twin Falls property expires on April 30, 2012, due to bankruptcy proceedings of Phoenix, the lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership of approximately $29,000 from the former tenant has been reserved. This amount is included in the Partnership's filing for damages in Bankruptcy court of approximately $85,000, or one year's rent, although it is uncertain whether the amount will be collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court and the Court upheld the judgment in February 2003. In late February 2003 Management entered a purchase and sale agreement to sell the Twin Falls property at a sales price of $550,000. The closing date of the sale is anticipated to be in the Second Quarter of 2003. The net asset value of the property at December 31, 2002 was $316,000.

Former Mulberry Street Grill Property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and subsequently learned that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the "Ground Lease) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Management returned possession of the property to Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable under the Ground Lease, due to the Court's granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the "Agreement") was made and entered into as of February 1, 2003. According to the terms of the Agreement the Partnership was required to pay the Center the sum of $115,000 (the "Settlement".) The court will then return the $140,0000 cash bond to the Partnership at a later date. (See Legal Proceedings in Part I- Item 3 and Note 10.)

Former Denny's- Camelback Property- Phoenix, AZ

Phoenix Restaurant Group, Inc. ("Phoenix") did not formally extend its lease on the Denny's property on Camelback Road in Phoenix, Arizona, when it expired on January 30, 1998, but continued to operate the restaurant and pay rent through December 31, 1999. During January 2000, Phoenix notified Management that it had vacated the premises and ceased paying rent. Management entered into a termination agreement with the ground lessor of the property during 2000, which resulted in a one-time payment of $90,000 in exchange for a release of all future obligations. Possession of the property was returned to the ground lessor, resulting in a $153,000 loss in the Third Quarters of 2000.

Wendy's Properties

During the Fourth Quarter of 2000, Management negotiated the extension of the leases on the ten (10) Wendy's restaurants from original expirations ranging from 2008 to 2009, to new expiration dates of November 2016.

Other Investment In Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership's properties.

As of December 31, 2002 two of the Partnership's property leases, where the Partnership is the lessor, contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to original cost.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner, provided that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true up with actual distributions is made.

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

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of "Distribution Quarter" to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner's share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner made the amendments without a vote of the Limited Partners.

5.  LEASES:

Original lease terms for the majority of the investment properties are generally 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of December 31, 2002 aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

Year ending
December 31,
2003                             $     1,906,861
2004                                   1,910,271
2005                                   1,922,164
2006                                   1,843,349
2007                                   1,827,236
Thereafter                            10,272,407
                                 ---------------
                                 $    19,682,288
                                 ===============

The above minimum lease payments include rent applicable to the Village Inn property of approximately $97,000 annually. The tenant is currently in default in relation to its January through December 2002 lease payments. Management has begun legal action to collect these past due payments, however, due to the uncertainty of collection, these past due rents totaling approximately $97,000 have been fully reserved. Village Inn is responsible for lease payments until the lease expiration date of 2009, however, due to the uncertainty of collection, future lease charges will continue to be reserved until a lease termination agreements is consummated.

Percentage rentals included in rental income in 2002, 2001, and 2000 were $599,591, $588,818, and $548,180, respectively. The increase in percentage rental income is a result of increased tenant sales.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 43% of total base rents for 2002.

6.  TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead of $25,000, between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). Effective March 1, 2002, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2002 the minimum monthly management fee was raised to $16,640.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,598 to date on the amounts recovered, which includes 2002 fees of $135. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the years ended December 31, 2002, 2001, and 2000, are as follows:

                                                 Incurred for the     Incurred for the     Incurred for the
                                                    Year ended           Year ended           Year ended
Current General Partner                         December 31, 2002    December 31, 2001    December 31, 2000
----------------------------------------        -----------------    -----------------    -----------------
Management fees                                 $        198,639     $         192,902    $         187,038
Restoration fees                                             135                   278                  148
Overhead allowance                                        16,037                15,586               15,102
Sales commission                                          18,540                     0                    0
Leasing commissions                                       13,800                 8,644              190,156
Reimbursement for out-of-pocket expenses                   7,726                 9,690                9,983
Cash distribution                                          6,533                 6,935                6,887
                                                ----------------     -----------------    -----------------
                                                $        261,410     $         234,035    $         409,314
                                                ================     =================    =================

7.  CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

8.  PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2002. Funds are invested in U.S. Treasury securities. In addition, $128,725 of earnings has been credited to the Trust as of December 31, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., ("Centre".) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership has filed a third-party complaint against the National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant the lawsuit against them continues.

On April 10, 2002 the Maricopa County Superior Court granted Centre's motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the "Judgment") on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney's fees and court costs in the amount of $16,000. As of December 31, 2001 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the "Appeal") with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal is pending, in August 2002, the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release ("Agreement") was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the"Settlement") from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership's Appeal, and the mutual liability release of all parties in relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond will be returned from the clerk of the court to the Partnership.

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                              Quarter Ended

                                         March 31,        June 30,       September 30,     December 31,
                                           2002             2002             2002              2002
                                      --------------   --------------   --------------    --------------
Total Revenues                        $      502,457   $      516,414   $      735,256    $      827,741

Income from Continuing
 Operations                           $      289,846   $      201,660   $      458,582    $      548,905

Income (Loss) From
 Discontinued Operations              $        8,147   $        9,361   $      (86,209)   $      105,013

Net Income                            $      297,993   $      211,021   $      372,373    $      653,918

Net Income per Unit                   $         6.37   $         4.51   $         7.97    $        13.99

                                                   Quarter Ended

                                  March 31,    June 30,     September 30,       December 31,
                                    2001         2001           2001                2001
                                 ----------   ----------   ---------------   ---------------
Total Revenues                   $  574,621   $  715,753   $       692,089   $       831,501

Income from Continuing
 Operations                      $  301,102   $  476,642   $       435,737   $       431,024

Income from
 Discontinued Operations         $   23,887   $   23,887   $        23,887   $        17,613

Net Income                       $  324,989   $  500,529   $       459,624   $       448,637

Net Income per Unit              $     6.95   $    10.71   $          9.83   $          9.60

                                                   Quarter Ended

                                  March 31,    June 30,     September 30,      December 31,
                                    2000         2000           2000              2000
                                 ----------   ----------   ---------------   ---------------
Total Revenues                   $  551,668   $  581,248   $       743,092   $       849,278

Income from Continuing
 Operations                      $  329,378   $  331,685   $       322,388   $       642,792

Income From
 Discontinued Operations         $   23,887   $   23,887   $        23,887   $        23,887

Net Income                       $  353,265   $  355,572   $       346,275   $       666,679

Net Income per Unit              $     7.56   $     7.61   $          7.41   $         14.25

12.  SUBSEQUENT EVENTS:

In late February 2003 a Settlement Agreement and Mutual Release ("Agreement") was executed between Centre, the Partnership and The Provo Group, Inc. The Agreement includes a settlement payment of $115,000 (the "Settlement") from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership's Appeal, and the mutual liability release of both parties in any matters relating to or arising our of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws. Upon filing the Agreement with the Court, the $140,000 cash bond will be returned from the clerk of the court to the Partnership.

In February 2003 the District Court upheld the Magistrate Court evicting Fiesta Time. Management then obtained possession of the property from Fiesta Time and received $30,000 in rent escrow from the subtenant that had been held by the Court. In late February 2003 Management entered a purchase and sale agreement to sell the Twin Falls property at a sales price of $550,000. The closing date is anticipated to be in the Second Quarter of 2003. The net asset value of the property at December 31, 2002 was $316,000.

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the former Grand Forks, ND property. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Although the tenant took possession of the property upon execution of the lease, lease payments are to commence in June 2003. It is anticipated that commissions of $18,500 and $3,700 will be paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003.

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two-months. The Partnership received the January and February 2003 rent payments from Daytona's and Management is negotiating a direct lease with them.

On February 15, 2003, the Partnership made distributions to the Limited Partners of $1,055,000 amounting to $22.80 per Interest.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

Although the Partnership's previous independent auditors, Arthur Andersen LLP ("Arthur Andersen"), never informed the Partnership that it was unable to continue as its independent auditors, as a result of the press reports of the wind-down of Arthur Andersen's business, the Partnership treated Arthur Andersen as having constructively resigned. Effective August 26, 2002 the Partnership dismissed Arthur Andersen as its independent auditors. The dismissal was disclosed in the Partnership's Form 8-k dated August 14, 2002.

Prior to the wind-down of Arthur Andersen's business, its report on the Partnership's financial statements for either of the past two-years did not contain an adverse opinion or a disclaimer opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Partnership's two most recent fiscal years and the interim period following the wind-down of Arthur Andersen's business, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with the report.

The Partnership engaged Deloitte & Touche LLP ("D&T") as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership's Form 8-k dated January 2, 2003.

During the two most recent fiscal years and the interim period up to and including the date of engagement, neither the Partnership nor anyone on behalf of the Partnership had consulted with D&T regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event, with the Partnership's former auditors Arthur Andersen.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

        Bruce A. Provo, Age 52 - President, Founder and Director.
        Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

        William Arnold - Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master's Degree from the University of Wisconsin and is a Certified Financial Planner.

        Jesse Small - CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master's Degree in

        Economics. On the first of this year he merged his highly personalized service with Bianchi & Company, P.A. of Boca Raton, to form the firm of Small & Bianchi P.A., with its corporate office to remain in Hallandale. Mr. Small is a Limited Partner representing DiVall 2.

        Richard W. Otte - Retired. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 52 years in professional journalism also include news reporting, editing and sports assignments with the Dayton, (OH)- Journal Herald And Springfield News-Sun and as an editorial writer for the Daytona Beach (FL) News- Journal Corporation. Mr. Otte is a Limited Partner representing DiVall 2.

        Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing DiVall 2 and 3.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a.) As of December 31, 2002, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b.) As of December 31, 2002, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. Between the Partnerships, TPG is also entitled to reimbursement for office rent and utilities in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent and utilities reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 2002 the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual CPI adjustments. Therefore, as of March 1, 2002 the minimum monthly management fee was increased to $16,640. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

The PMA had an original expiration date of December 31, 2002, and was extended three years by the General Partner, TPG, in the First Quarter of 2003. The new expiration date is December 31, 2005, but could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month's Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer's liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 2002 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following fees and reimbursements to management and its affiliates in 2002:

      The Provo Group, Inc.:
      Management Fees                  $   198,639
      Restoration Fees                         135
      Sales Commission                      18,540
      Leasing Commissions                   13,800
      Office Overhead Allowance             16,037
      Direct Cost Reimbursements             7,726
                                       -----------
            2002 Total                 $   254,877
                                       ===========

ITEM 14.  CONTROL AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the CEO and the CFO have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements

                The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

                Independent Auditors' Report

                Balance Sheets, December 31, 2002 and 2001

                Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

                Statements of Partners' Capital for the Years Ended December 31, 2002, 2001, and 2000

                Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

                Notes to Financial Statements

        2.      Financial Statement Schedule

                Schedule III - Real Estate and Accumulated Depreciation, December 31, 2002

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

                99.0 Correspondence to the Limited Partners dated February 15, 2003 regarding the Fourth Quarter 2002 distribution.

                99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

                99.2    302 Certifications.

(b)     Reports on Form 8-K:

                The Registrant filed Form 8-K on August 14, 2002.

                The Registrant filed Form 8-K/A on August 27, 2002.

                The Registrant filed Form 8-K on January 6, 2003.

                The Registrant filed Form 8-K/A on January 17, 2003.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

                                                     Initial Cost to Partnership
                                                     ---------------------------
                                                                                       Costs
                                                                      Building      Capitalized
                                                                        and          Subsequent
             Property                Encumbrances        Land       Improvements   to Acquisitions
--------------------------------------------------------------------------------------------------
Palm Beach, Florida (1)              $          -    $    495,237   $    248,388   $             -
Phoenix, Arizona                                -         444,224        421,676                 -
N. Richland Hills, Texas (2)                    -         762,580        584,139                 -
Phoenix, Arizona (2)                            -         482,383        490,343                 -
Santa Fe, New Mexico                            -               -        451,230                 -
Augusta, Georgia (3)                            -         215,416        434,178                 -
Charleston, South Carolina                      -         273,619        323,162                 -
Park Forest, Illinois                           -         187,900        393,038                 -
Aiken, South Carolina                           -         402,549        373,795                 -
Augusta, Georgia                                -         332,154        396,659                 -
Mt. Pleasant, South Carolina                    -         286,060        294,878                 -
Charleston, South Carolina                      -         273,625        254,500                 -
Aiken, South Carolina                           -         178,521        455,229                 -
Des Moines, Iowa (2)                            -         164,096        448,529           287,991
Milwaukee, Wisconsin (2)                        -         409,143        600,902                 -
North Augusta, South Carolina                   -         250,859        409,297                 -
Charleston, South Carolina                      -         286,068        294,870                 -
Martinez, Georgia                               -         266,175        367,575                 -
Grand Forks, North Dakota                       -         172,701        566,674                 -
Phoenix, Arizona                                -         241,371        843,132                 -
Ogden, Utah                                     -         194,350        452,075                 -
Fond du Lac, Wisconsin                          -         297,418        552,349                 -
Twin Falls, Idaho (2)                           -         155,269        483,763            60,000
Columbus, Ohio                                  -         351,325        708,141                 -
                                     -------------------------------------------------------------
                                     $          0    $  7,123,043   $ 10,848,522   $       347,991
                                     =============================================================

                                                Gross Amount at which
                                               Carried at End of Year
                                     ------------------------------------------
                                                    Building and                   Accumulated
             Property                    Land       Improvements      Total       Depreciation
----------------------------------------------------------------------------------------------
Palm Beach, Florida (1)              $    325,487   $    163,258   $    488,745   $    110,783
Phoenix, Arizona                          444,224        421,676        865,900        228,939
N. Richland Hills, Texas (2)              662,580        480,123      1,142,703        271,735
Phoenix, Arizona (2)                      453,433        428,676        882,109        231,320
Santa Fe, New Mexico                            -        451,230        451,230        204,649
Augusta, Georgia (3)                      213,227        434,178        647,404        207,567
Charleston, South Carolina                273,619        323,162        596,781        154,494
Park Forest, Illinois                     187,900        393,038        580,938        187,900
Aiken, South Carolina                     402,549        373,795        776,344        177,385
Augusta, Georgia                          332,154        396,659        728,813        188,235
Mt. Pleasant, South Carolina              286,060        294,878        580,938        139,935
Charleston, South Carolina                273,625        254,500        528,125        120,773
Aiken, South Carolina                     178,521        455,229        633,750        216,029
Des Moines, Iowa (2)                      161,996        551,056        713,052        292,130
Milwaukee, Wisconsin (2)                  409,143        573,871        983,014        273,815
North Augusta, South Carolina             250,859        409,297        660,156        178,287
Charleston, South Carolina                286,068        294,870        580,938        128,443
Martinez, Georgia                         266,175        367,575        633,750        160,113
Grand Forks, North Dakota                 172,701        566,674        739,375        246,839
Phoenix, Arizona                          241,371        843,133      1,084,503        367,263
Ogden, Utah                               194,350        452,075        646,425        217,577
Fond du Lac, Wisconsin                    297,418        552,349        849,767        240,599
Twin Falls, Idaho (2)                     155,269        353,622        508,891        192,435
Columbus, Ohio                            351,325        708,140      1,059,466        295,822
                                     ---------------------------------------------------------
                                     $  6,820,054   $ 10,543,064   $ 17,363,118   $  5,033,067
                                     =========================================================

                                                                    Life on which
                                                                   Depreciation in
                                                                   latest statement
                                                                     of operations
                                          Date of         Date        is computed
             Property                   Construction    Acquired        (years)
-----------------------------------------------------------------------------------
Palm Beach, Florida (1)                      -           3/11/88            31.5
Phoenix, Arizona                             -           6/15/88            31.5
N. Richland Hills, Texas (2)                 -           7/15/88            31.5
Phoenix, Arizona (2)                         -           8/15/88            31.5
Santa Fe, New Mexico                         -          10/10/88            31.5
Augusta, Georgia (3)                         -          12/22/88            31.5
Charleston, South Carolina                   -          12/22/88            31.5
Park Forest, Illinois                        -          12/22/88            31.5
Aiken, South Carolina                        -           2/21/89            31.5
Augusta, Georgia                             -           2/21/89            31.5
Mt. Pleasant, South Carolina                 -           2/21/89            31.5
Charleston, South Carolina                   -           2/21/89            31.5
Aiken, South Carolina                        -           3/14/89            31.5
Des Moines, Iowa (2)                       1989           8/1/89            31.5
Milwaukee, Wisconsin (2)                     -            8/2/89            31.5
North Augusta, South Carolina                -          12/29/89            31.5
Charleston, South Carolina                   -          12/29/89            31.5
Martinez, Georgia                            -          12/29/89            31.5
Grand Forks, North Dakota                    -          12/28/89            31.5
Phoenix, Arizona                             -           1/1/90             31.5
Ogden, Utah                                  -           1/31/90            31.5
Fond du Lac, Wisconsin                       -           1/5/90             31.5
Twin Falls, Idaho (2)                        -           3/21/90            31.5
Columbus, Ohio                               -           6/1/90             31.5

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

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2002

        (B) RECONCILIATION OF "REAL ESTATE AND ACCUMULATED DEPRECIATION":

                                          YEAR ENDED     YEAR ENDED                                      YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,                                    DECEMBER 31,   DECEMBER 31,
      INVESTMENT IN REAL ESTATE              2002           2001          ACCUMULATED DEPRECIATION          2002          2001
--------------------------------------   ------------   ------------   ------------------------------   ------------   ------------
Balance at beginning of year             $ 18,857,713   $ 19,201,059   Balance at beginning of year     $  5,185,160   $  5,025,202

Additions                                           0              0   Additions charged to costs and
                                                                       expenses                              324,506        344,401
Deletions:

South Milwaukee, WI property                  (98,000)             0   Deletion due to South
written-down (1)                                                       Milwaukee, WI property held
                                                                       for sale                             (260,096)             0

South Milwaukee, WI property
held for sale (2)                            (710,032)             0   Deletion due to sale of
                                                                       Hartford, WI property                (216,503)             0

Sale of Hartford, WI property (3)            (686,563)             0

                                                                       Deletion due to Phoenix, AZ
Phoenix, AZ building and                                               building and improvements
improvements disposition                            0       (341,157)  disposition                                 0       (184,443)
                                                                                                        ------------   ------------

Augusta, GA land disposition                        0         (2,189)
                                         ------------   ------------

Balance at end of year                   $ 17,363,118   $ 18,857,713   Balance at end of year           $  5,033,067   $  5,185,160
                                         ============   ============                                    ============   ============

(1) This property was written-down to its estimated fair value of $450,000 at September 30, 2002.

(2) This property was reclassified as held for sale in the Fourth Quarter of 2002 as a contract was executed for the anticipated sale of the property in the First Quarter of 2003.

(3) This property was sold in October 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:     The Provo Group, Inc., General Partner

By:     /s/ Bruce A. Provo
        --------------------
        Bruce A. Provo, President

Date:   May 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:     The Provo Group, Inc., General Partner

By:     /s/ Bruce A. Provo
        --------------------
        Bruce A. Provo, President, Chief Executive Officer and
        Chief Financial Officer

Date:   May 15, 2003