Form 10-Q
period 2003-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-05-15
CIK 825788

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                            CONDENSED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS
                                   (Unaudited)

                                                                                  March 31,      December 31,
                                                                                    2003             2002
                                                                                 ------------    ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

      Land                                                                       $  6,834,534    $  6,820,054
      Buildings                                                                    10,019,689      10,543,064
      Equipment                                                                       669,778         669,778
      Accumulated depreciation                                                     (5,584,973)     (5,702,845)
                                                                                 ------------    ------------

             Net investment properties and equipment                               11,939,028      12,330,051
                                                                                 ------------    ------------

OTHER ASSETS:

      Property held for sale                                                          732,160         449,936
      Cash and cash equivalents                                                       806,151       1,369,248
      Cash held in Indemnification Trust (Note 8)                                     379,918         378,725
      Deposit- Clerk of the Court (Note 10)                                           140,000         140,000
      Rents and other receivables (Net of allowance of $96,600
       and $134,578 in 2003 and 2002)                                                 113,773         598,438
      Property tax  receivable  (Net of allowance of $29,929 in 2003 and 2002)          2,077           5,191
      Deferred rent receivable                                                        159,373         133,017
      Prepaid insurance                                                                20,257          28,939
      Deferred charges, net                                                           340,710         313,120
                                                                                 ------------    ------------

             Total other assets                                                     2,694,419       3,416,614
                                                                                 ------------    ------------

             Total assets                                                        $ 14,633,447    $ 15,746,665
                                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                        LIABILITIES AND PARTNERS' CAPITAL
                                   (Unaudited)

                                                                            March 31,     December 31,
                                                                              2003            2002
                                                                          ------------    ------------
LIABILITIES:
       Accounts payable and accrued expenses                              $     54,045    $     65,282
       Judgment payable                                                              0          92,866
       Property taxes payable                                                   23,901          16,839
       Due to General Partner                                                    3,659           3,069
       Security deposits                                                       136,585         136,585
       Unearned rental income                                                   36,813         112,760
                                                                          ------------    ------------

                Total liabilities                                              255,003         427,401
                                                                          ------------    ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
       Current General Partner -
               Cumulative net income                                           188,677         187,529
               Cumulative cash distributions                                   (78,064)        (77,474)
                                                                          ------------    ------------
                                                                               110,613         110,055
       Limited Partners (46,280.3 interests outstanding)
               Capital contributions, net of offering costs                 39,358,468      39,358,468
               Cumulative net income                                        25,044,860      24,931,238
               Cumulative cash distributions                               (49,295,268)    (48,240,268)
               Reallocation of former general partners' deficit capital       (840,229)       (840,229)
                                                                          ------------    ------------

                                                                            14,267,831      15,209,209

                       Total partners' capital                              14,378,444      15,319,264
                                                                          ------------    ------------

                       Total liabilities and partners' capital            $ 14,633,447    $ 15,746,665
                                                                          ============    ============

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME

            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                   2003          2002
                                                                ----------    ----------
OPERATING REVENUES:
    Rental income (Note 5)                                      $  477,307    $  490,385
                                                                ----------    ----------
       TOTAL OPERATING REVENUES                                    477,307       490,385
                                                                ----------    ----------
OPERATING EXPENSES
    Partnership management fees (Note 6)                            50,130        49,014
    Restoration fees (Note 6)                                           53             0
    Insurance                                                       19,437         6,611
    General and administrative                                      15,347        20,847
    Advisory Board fees and expenses                                 3,653         3,736
    Personal property taxes                                         14,214             0
    Professional services                                          131,706        49,995
    Maintenance and repair expenses                                 22,855           705
    Expenses incurred due to default by lessee or vacancy            1,860             0
    Settlement expense                                              22,134             0
    Depreciation                                                    74,563        74,563
    Amortization                                                     4,331         3,026
    Provision for non-collectible rents and other receivables        2,596         2,017
                                                                ----------    ----------
       TOTAL OPERATING EXPENSES                                    362,879       210,514
                                                                ----------    ----------
OTHER INCOME

    Interest income                                                  3,108         4,013
    Other income                                                       135         8,059
    Recovery of amounts previously written off (Note 2)              1,335             0
                                                                ----------    ----------
       TOTAL OTHER INCOME                                            4,578        12,072
                                                                ----------    ----------
INCOME FROM CONTINUING OPERATIONS                                  119,006       291,943
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                          (4,236)        6,050
                                                                ----------    ----------
NET INCOME                                                      $  114,770    $  297,993
                                                                ==========    ==========

NET INCOME- CURRENT GENERAL PARTNER                             $    1,148    $    2,980
NET INCOME- LIMITED PARTNERS                                       113,622       295,013
                                                                ----------    ----------
                                                                $  114,770    $  297,993
                                                                ==========    ==========
PER LIMITED PARTNERSHIP INTEREST,
 based on 46,280.3 Interests outstanding:

INCOME FROM CONTINUING OPERATIONS                               $     2.55    $     6.24
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                            (.09)          .13
                                                                ----------    ----------
NET INCOME PER LIMITED PARTNERSHIP INTEREST                     $     2.46    $     6.37
                                                                ==========    ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                            2003          2002
                                                                        -----------    -----------
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
    Net income                                                          $   114,770    $   297,993
    Adjustments to reconcile net income to net
     cash from (used in) operating activities -
            Depreciation and amortization                                    80,292         87,540
            Recovery of amount previously written off                        (1,335)             0
            Provision for non-collectible rents and other receivables         2,596          2,017
            Property write-down                                              32,838              0
            Interest applied to Indemnification Trust account                (1,193)        (1,601)
            Decrease in rents and other receivables                         484,664        450,608
            Deposits for payment of real estate taxes                             0          7,875
            Decrease in prepaid expenses                                      8,682          6,610
            (Increase) in deferred rent receivable                          (26,356)        (1,059)
            Decrease in Property Tax receivable                                 518              0
            Increase in due to current General Partner                          590          1,192
            (Decrease) Increase in accounts payable and other accrued      (104,103)         1,061
            Increase (Decrease) in property taxes payable                     7,062        (21,370)
            (Decrease) in unearned rental income                            (75,947)      (128,563)
                                                                        -----------    -----------

            Net cash from operating activities                              523,078        702,303
                                                                        -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

    Principal payments received on note receivable                                0         39,250
    Payment of leasing commissions                                          (31,920)             0
    Recoveries from former General Partner affiliates                         1,335              0
                                                                        -----------    -----------

            Net cash from (used in) investing activities                    (30,585)        39,250
                                                                        -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Cash distributions to Limited Partners                               (1,055,000)      (485,000)

    Cash distributions to current General Partner                              (590)        (1,192)
                                                                        -----------    -----------

            Net cash used in financing activities                        (1,055,590)      (486,192)
                                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (563,097)       255,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,369,248        818,606
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   806,151    $ 1,073,967
                                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 2002 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of March 31, 2003, and the changes in net assets for the three-month period ended March 31, 2003 and 2002, and cash flows for the three-month period ended March 31, 2003 and 2002.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the "Properties".) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At March 31, 2003, the Partnership owned 25 properties with specialty leasehold improvements in 10 of these properties.

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

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002, and the result was that assets disposed of or deemed to be classified as held for sale requires the reclassification of current and previous years' operations to discontinued operations.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. No buyer was identified for the Partnership's assets, and Management continued normal operations. During the Second Quarter of 2001, another consent solicitation was circulated, which if approved would have authorized the sale of the Partnership's assets and dissolution of the Partnership (the "2001 Consent"). A majority of the Limited Partners did not vote in favor of the 2001 Consent. The Partnership, therefore, continues to operate as a going concern.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At March 31, 2003, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,093,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2003, $5,813,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,131,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2003, the Partnership owned 21 fully constructed fast-food restaurants, a video store, a preschool, and two (2) vacant properties. The 25 properties are composed of the following: ten (10) Wendy's restaurants, one (1) Hardee's restaurant, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, one (1) Daytona's- All Sports Cafe, and two (2) vacant properties, (which were previously operated as a Fiesta Time restaurant and a Hardee's restaurant.) The 25 properties are located in a total of thirteen (13) states.

During the three months ended March 31, 2003 and 2002, the Partnership recognized (loss) income from discontinued operations of ($4,000) and $6,000, respectively. The 2003 and 2002 (loss) income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002 and the Twin Falls property in the First Quarter of 2003. The First Quarter of 2003 net loss from discontinued operations includes a $33,000 property write-down of the South Milwaukee property to reflect the estimated market value of the property at March 31, 2003 of approximately $417,000.

The components of discontinued operations for the three-months ended March 31, 2003 and 2002 are outlined below.

                                          Three months ended  Three months ended
                                            March 31, 2003      March 31, 2002
                                          ------------------  ------------------
Revenues

  Rental Income                                     $ 30,000            $ 16,000

Expenses

  Property Write-down                                 32,838                   0

  Depreciation                                         1,398               9,672

  Amortization                                             0                 278
                                          ------------------  ------------------
(Loss) Income from Discontinued
 Operations                                         $ (4,236)           $  6,050
                                          ==================  ==================

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,000. Although the tenant took possession of the property upon execution of the lease, the lease payments are to commence in June 2003. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January 2002 through March 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property's first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management continues legal action in relation to Village Inn's past due rent and real estate taxes of approximately $143,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's- All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two- months, and the Partnership received the January and February 2003 rent payments from Daytona's applicable to the holdover. In March 2003 Management executed a five (5) year direct lease with Daytona's, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

Miami Subs-Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee, WI property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the Second Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated market value of the property at September 30, 2002 of approximately $450,000, which included $275,000 related to land and $175,000 related to buildings and equipment, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by $33,000 to reflect the estimated market value of the property at March 31, 2003 of approximately $417,000, which included $275,000 related to land and $142,000 related to buildings and equipment, shown on the balance sheet as property held for sale at March 31, 2003.

Hardee's property-Hartford, WI

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which included $202,000 related to land and $268,000 related to buildings and equipment, and the net gain on the sale of the property in October 2002 was approximately $124,000. Included in the net gain was a Fourth Quarter 2002 sales commission of $18,500, which was paid by the Partnership to an affiliate of the General Partner.

North 7th Street property-Phoenix, AZ

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the N. 7th Street, Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants (Phoenix's subtenant) declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

During August 2002, a ten (10) year lease, with annual first year base rent of $64,000, was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent commenced in January 2003. The restaurant is operated as a Chinese Super Buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Milwaukee, WI property

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment was received in January 2002.

During May 2001, Management negotiated a ten (10) year lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant. The first year base rent was $84,000 and rent commenced in October 2001. Although the tenant has not begun operating the restaurant, monthly rent payments continue to be received from the lessee by the Partnership. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

Twin Falls, ID property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. The lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership for the period prior to the termination of the lease of approximately $29,000 and its full reserve has been removed from the Partnership's balance sheet as Management has determined it to be non-collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court and the Court upheld the judgment in February 2003. The Partnership then received $30,000 in past rent that the court had required Fiesta Time to escrow during the court proceedings. In late February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $550,000. The closing date of the sale has moved from the Second Quarter to the Third Quarter of 2003. The net book value of the property at March 31, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment.

Former Mulberry Street Grill property-Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the "Ground Lease) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Management returned possession of the property to Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court's granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the "Agreements") was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the "Settlement") to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II-Item 1.)

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

On May 15, 2003, the Partnership intends to make distributions to the Limited Partners of $510,000, which amounts to $11.02 per Interest.

5. LEASES:

Original lease terms for the majority of the investment properties are generally 10 - 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of March 31, 2003 aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

Year ending
December 31,
2003                             $  1,876,513
2004                                1,846,671
2005                                1,855,942
2006                                1,767,259
2007                                1,752,146
Thereafter                         10,272,457
                                 ------------
                                 $ 19,370,988
                                 ============

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 45% of total base rents for 2003.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a fee for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead of $25,000, as provided in the Permanent Manager Agreement ("PMA"). The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts and shall only be responsible for its allocable share of such minimum and maximum annual amounts as indicated above ($159,000 minimum annual base fee and $13,250 maximum annual rent reimbursement). Effective March 1, 2003, the minimum annual management fee and the maximum annual reimbursement for office rent and overhead increased by 1.58%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2003 the minimum monthly management fee was raised to $16,903.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,651 to date on the amounts recovered, which includes 2003 fees of $53. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the three-month periods ended March 31, 2003 and 2002 are as follows:


                                           Incurred for the    Incurred for the
                                          Three-month Period  Three-month Period
Current General Partner                    ended March, 2003   ended March, 2002
-----------------------                   ------------------  ------------------

Management fees                                     $ 50,130            $ 49,014
Restoration fees                                          53                   0
Overhead allowance                                     4,049               3,954
Leasing commissions                                   13,420                   0
Reimbursement for out-of-pocket expenses               1,318               1,165
Cash distribution                                        590               1,192
                                           -----------------  ------------------
                                                    $ 69,560            $ 55,785
                                           =================  ==================

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

8. PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2003. Funds are invested in U.S. Treasury securities. In addition, $129,918 of earnings has been credited to the Trust as of March 31, 2003. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the "Ground Lease.") The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant

AMF Corporation ("AMF") notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., ("Centre".) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

On June 18, 2001, Centre filed a lawsuit (the "Complaint") in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleged that the Partnership was a tenant under a Ground Lease with Centre and that the Partnership defaulted on its obligations under that lease. The suit named TPG as a defendant because TPG is the Partnership's general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant the lawsuit against them continues.

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

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the "Appeal") with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnerhip explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release ("Agreement") was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the"Settlement") from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership's Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

11. SUBSEQUENT EVENTS:

The vacant South Milwaukee property was sold in April 2003 at a sales price of $450,000. The net asset value of the property at March 31, 2003 was approximately $417,000, which included $275,000 related to land and $142,000 related to buildings and equipment. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES

The Properties, including equipment held by the Partnership and properties held for sale at March 31, 2003, were originally purchased at a price, including acquisition costs, of approximately $21,574,000.

As of March 31, 2003, the Partnership owned 21 fully constructed fast-food restaurants, a video store, a preschool, and two (2) vacant properties. The 25 properties are composed of the following: ten (10) Wendy's restaurants, one (1) Hardee's restaurant, one (1) Denny's restaurant, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, one (1) Daytona's- All Sports Cafe, and two (2) vacant properties, (which were previously operated as a Fiesta Time restaurant and a Hardee's restaurant.) The 25 properties are located in a total of thirteen (13) states.

During the three months ended March 31, 2003 and 2002, the Partnership recognized (loss) income from discontinued operations of ($4,000) and $6,000, respectively. The 2003 and 2002 (loss) income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002 and the Twin Falls property in the First Quarter of 2003. The First Quarter of 2003 net loss from discontinued operations includes a $33,000 property write-down of the South Milwaukee property to reflect the estimated market value of the property at March 31, 2003 of approximately $417,000.

The components of discontinued operations for the three-months ended March 31, 2003 and 2002 are outlined below.

                                          Three months ended  Three months ended
                                            March 31, 2003      March 31, 2002
                                          ------------------  ------------------
Revenues

  Rental Income                                    $  30,000           $  16,000

Expenses

  Property Write-down                                 32,838                   0

  Depreciation                                         1,398               9,672

  Amortization                                             0                 278
                                          ------------------  ------------------
(Loss) Income from Discontinued
 Operations                                        $  (4,236)          $   6,050
                                          ==================  ==================

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,000. Although the tenant took possession of the property upon execution of the lease, the lease payments are to commence in June 2003. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, formerly occupied by Village Inn. The lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January 2002 through March 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property's first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management continues legal action in relation to Village Inn's past due rent and real estate taxes of approximately $143,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona's- All Sports Cafe, did not vacate the Des Moines property and is continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two- months, and the Partnership received the January and February 2003 rent payments from Daytona's applicable to the holdover. In March 2003 Management executed a five (5) year direct lease with Daytona's, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

Miami Subs-Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee's-South Milwaukee, WI property at a sales price of $450,000. The South Milwaukee property closing date is anticipated to be in the Second Quarter of 2003. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated market value of the property at September 30, 2002 of approximately $450,000, which included $275,000 related to land and $175,000 related to buildings and equipment, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by $33,000 to reflect the estimated market value of the property at March

31, 2003 of approximately $417,000, which included $275,000 related to land and $142,000 related to buildings and equipment, shown on the balance sheet as property held for sale at March 31, 2003.

Hardee's property-Hartford, WI

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee's restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee's Food Systems, Inc. had notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee's lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which included $202,000 related to land and $268,000 related to buildings and equipment, and the net gain on the sale of the property in October 2002 was approximately $124,000. Included in the net gain was a Fourth Quarter 2002 sales commission of $18,500, which was paid by the Partnership to an affiliate of the General Partner.

North 7th Street property-Phoenix, AZ

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. ("Phoenix"), to reject the lease with the Partnership at the N. 7th Street, Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants (Phoenix's subtenant) declined the Partnership's offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

During August 2002, a ten (10) year lease, with annual first year base rent of $64,000, was negotiated with new tenant, Jun Cheng Pan, at the vacant N. 7th Street property in Phoenix, Arizona. The new tenant took possession of the property in August 2002 and rent commenced in January 2003. The restaurant is operated as a Chinese Super Buffet. Commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Third Quarter of 2002.

Milwaukee, WI property

During March 2001, Hardee's Food Systems, Inc. had notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee's lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment was received in January 2002.

During May 2001, Management negotiated a ten (10) year lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant. The first year base rent was $84,000 and rent commenced in October 2001. Although the tenant has not begun operating the restaurant, monthly rent payments continue to be received from the lessee by the Partnership. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

Twin Falls, ID property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. ("Phoenix") to reject the lease with the Partnership at the Twin Falls, Idaho location. The lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership for the period prior to the termination of the lease of approximately $29,000 and its full reserve has been removed from the Partnership's balance sheet as Management has determined it to be non-collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court and the Court upheld the judgment in February 2003. The Partnership then received $30,000 in past rent that the court had required Fiesta Time to escrow during the court proceedings. In late February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $550,000. The closing date of the sale has moved from the Second Quarter to the Third Quarter of 2003. The net book value of the property at March 31, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment.

Former Mulberry Street Grill property-Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the "Ground Lease) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, ("Centre".) Management returned possession of the property to Centre, and as such the net book value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court's granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the "Agreements") was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the "Settlement") to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II-Item 1.)

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

OTHER ASSETS

As of March 31, 2003 the property held for sale amounted to $732,000 and related to the classification of the vacant South Milwaukee and Twin Falls properties. The vacant South Milwaukee property was reclassified as held for sale in the Fourth Quarter of 2002 and the closing date is anticipated to be in the Second Quarter of 2003. The vacant Twin Falls property was reclassified as held for sale in the First Quarter of 2003 and the closing date is anticipated to be in the Third Quarter of 2003. Also, in the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by $33,000 to reflect the estimated market value of the property at March 31, 2003 of approximately $417,000.

Cash and cash equivalents, held by the Partnership, totaled approximately $806,000 at March 31, 2003 compared $1,369,000 at December 31, 2002. Cash of
$510,000 is anticipated to be used to fund the First Quarter 2003 distributions to Limited Partners in May 2003, and cash of $118,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership's Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the condensed financial statements included in Item 8 of this report.

Deposit-Clerk of the Court amounted to $140,000 at March 31, 2003. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the Maricopa County Superior Court during the appeal process related to the Phoenix, Arizona property. Upon the execution of the settlement and release agreement in the First Quarter of 2003, the $140,000 cash bond was returned to the Partnership in April 2003. (See Legal Proceedings in Part II. - Item 1 and
Note 10.)

Rents and other receivables amounted to $114,000 (net of allowance of $97,000) as of March 31, 2003. Village Inn is currently in default in relation to its January 2002 through March 2003 lease payments. The Partnership has not recognized revenue in 2003 related to Village Inn. Management continues legal action in relation to Village Inn's past due rents of approximately $113,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new Grand Forks tenant, Panda buffet. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002 Management charged Village Inn late fees totaling $3,400 in relation to the 2002 past due rents. These late fee charges were fully reserved in the year 2002 as Management is uncertain of collection. The tenant Popeye's-Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000. Management continues to pursue legal remedies in relation to the collection of the tenant's percentage rent past due balance of approximately $72,000. In addition, Management has charged Popeye's late fees totaling $24,000 (which includes First Quarter of 2003 late fee charges of $6,500) in relation to the percentage rent balance due. The late fee charges have been fully reserved as Management is uncertain of collection of these fees.

Property tax receivable at March 31, 2003 totaled $2,000 (net of allowance of $30,000). The balance primarily represented 2001 and 2002 property taxes paid by the Partnership, which are due from the defaulted tenant Village Inn. The $30,000 due from Village Inn was fully reserved in 2002 due to the uncertainty of collection. A portion of the amount also represented a property tax receivable due from the new tenant, Chinese Super Buffet, for its portion of 2002 real estate taxes. In agreement with Management, Chinese Super Buffet is making monthly payments toward its balance due.

Deferred charges totaled approximately $341,000 and $313,000, net of amortization, at March 31, 2003 and December 31, 2002, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Dayton's- All Sports Cafe lease.

LIABILITIES

Accounts payable and accrued expenses at March 31, 2003, in the amount of $54,000, primarily represented the accruals of auditing, tax and data processing fees.

Judgment Payable at December 31, 2002, in the amount of $93,000 represented the accrual of the summary judgment against the Partnership in relation to the former Mulberry Street Grill property. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court's granting a summary judgment of $93,000 against the Partnership. In February 2003 a Settlement Agreement and Mutual Release (the "Agreement") was executed. According to the terms of the Agreement the Partnership was required to pay directly to Centre a settlement payment of $115,000 (the "Settlement"). (See Legal Proceedings in Part I- Item 1 and Note 10.)

Property taxes payable at March 31, 2003, in the amount of $24,000, represented 2002 real estate taxes due for the Chinese Super Buffet property, and the vacant South Milwaukee, Wisconsin and Twin Falls, Idaho properties. The amount also includes a delinquent 1989 personal property tax accrual in relation to the Denny's- Northern property located in Phoenix, Arizona, which the Partnership became liable for in the First Quarter of 2003.

Due to the Current General Partner amounted to $3,600 at December 31, 2002, and primarily represented the General Partner's portion of the Fourth Quarter 2002 and First Quarter 2003 distributions.

PARTNERS' CAPITAL:

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 8 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions to the Limited Partners and to the General Partner during 2003 of $1,565,000 and $590, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2002 Limited Partner distributions totaling $1,055,000 were paid February 15, 2003. The Partnership intends to pay First Quarter 2003 distributions of $510,000 on May 15, 2003.

RESULTS OF OPERATIONS:

The Partnership reported income from continuing operations for the three-month period ended March 31, 2003, in the amount of $120,000 compared to income from continuing operations for the three-month period ended March 31, 2003, of $292,000. The decrease in income in the First Quarter of 2003 is due primarily to: (i) increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased audit fees; (iii) an insurance premium adjustment; (iv) 1989 personal property taxes; (v) increased maintenance expenditures at the Grand Forks, ND property; and (vi) the settlement payment in February 2003.

DISCONTINUED OPERATIONS:

(Loss) Income from discontinued operations was ($4,000) and $6,000 for the three-month periods ended March 31, 2003 and 2002, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee's- Hartford property was sold in October 2002, the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002, and the vacant Twin Falls property was classified as held for sale in the First Quarter of 2003. Therefore the operating results of these properties' are reflected as income from discontinued operations for the three-month periods ended March 31, 2003 and 2002. The First Quarter of 2003 net loss from discontinued operations includes a $33,000 property write-down of the South Milwaukee property to reflect the estimated market value of the property at March 31, 2003 of approximately $417,000.

REVENUES

Total operating revenues amounted to $477,000 and $490,000, for the three-month periods ended March 31, 2003 and 2002, respectively.

As of March 31, 2003 total base rent revenues should approximate $1,877,000 for the year 2003 based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

EXPENSES

For the three-month periods ended March 31, 2003 and 2002, total operating expenses, amounted to approximately 76% and 43%, of total operating revenues. Operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write-off of non-collectible receivables) amounted to approximately 59%, and 27%, of total operating revenues, for the three-month periods ended March 31, 2003 and 2002, respectively.

The increase in operating expenditures in 2003 is due to: (i) increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased audit fees; (iii) an insurance premium adjustment; (iv) 1989 personal property taxes; (v) increased maintenance expenditures at the Grand Forks, ND property; and (vi) the settlement payment in February 2003.

Charge-offs of depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to $3,000, and $2,000, at March 31, 2003 and 2002, respectively. The write-offs are the result of tenant defaults or management agreements.

OTHER INCOME:

Recoveries from former general partners received during the three-month period ended March 31, 2003, totaled $1,300. There were no such recoveries in the First Quarter of 2002.

INFLATION:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 23% of rental income for the year 2002. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple-net" nature of the property leases, asset values generally move inversely with interest rates.

RECENT ACCOUNTING PRONOUNCEMENT:

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

The Company adopted FAS 144 on January 1, 2002, and the results were that assets disposed of or deemed to be classified as held for sale require the reclassifications of current and previous years' operations to be discontinued operations.

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

ITEM 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Partnership engaged Deloitte and Touche LLP ("D&T") as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership's Form 8-k dated January 2, 2003.

During the two most recent fiscal years and the interim period up to and including the date of engagement, neither the Partnership not anyone on behalf of the Partnership had consulted with D&T regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event, with the Partnership's former auditors Arthur Andersen.

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

On June 18, 2001, Centre filed a lawsuit (the "Complaint") in the Maricopa County Superior Court, against the Partnership and TPG. The Complaint alleged that the Partnership was a tenant under a Ground Lease with Centre and that the Partnership defaulted on its obligations under that lease. The suit named TPG as a defendant because TPG is the Partnership's general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, ("National Restaurant"), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant the lawsuit against them continues.

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

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the "Appeal") with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier's check with the Clerk of the Maricopa County Superior court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release ("Agreement") was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the"Settlement") from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the

Partnership's Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003

ITEM 2-4.

None

ITEM 5. CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Listing of Exhibits

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

By:    The Provo Group, Inc., General Partner

By:    /s/Bruce A. Provo
       ------------------
       Bruce A. Provo, President, Chief Executive Officer
       and Chief Financial Officer

Date: May 15, 2003