Form 10-Q
period 2003-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-08-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-17686

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Wisconsin	39-1606834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W. 11th Street, Suite 1110, Kansas City, Missouri 64105

(Address of principal executive offices, including zip code)

(816) 421-7444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2003 and December 31, 2002

ASSETS

(Unaudited)

	June 30, 2003	December 31, 2002
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,958,223	$6,820,054
Buildings	9,063,220	10,543,064
Equipment	431,143	669,778
Accumulated depreciation	(4,889,648)	(5,702,845)

Net investment properties and equipment	10,562,938	12,330,051

OTHER ASSETS:

Property held for sale	1,714,318	449,936
Cash and cash equivalents	1,293,559	1,369,248
Cash held in Indemnification Trust (Note 8)	380,773	378,725
Deposit- Clerk of the Court (Note 10)	0	140,000
Rents and other receivables (Net of allowance of $33,236 and $134,578 in 2003 and 2002)	113,548	598,438
Property tax receivable (Net of allowance of $29,929 in 2002)	0	5,191
Deferred rent receivable	121,992	133,017
Prepaid insurance	11,576	28,939
Deferred charges, net	279,382	313,120

Total other assets	3,915,148	3,416,614

Total assets	$14,478,086	$15,746,665

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2003 and December 31, 2002

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	June 30, 2003	December 31, 2002
LIABILITIES:
Accounts payable and accrued expenses	$89,859	$65,282
Judgment payable	0	92,866
Property taxes payable	0	16,839
Due to General Partner	1,567	3,069
Security deposits	144,085	136,585
Unearned rental income	112,028	112,760

Total liabilities	347,539	427,401

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	191,309	187,529
Cumulative cash distributions	(79,178)	(77,474)

	112,131	110,055

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	25,305,445	24,931,238
Cumulative cash distributions	(49,805,268)	(48,240,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	14,018,416	15,209,209

Total partners’ capital	14,130,547	15,319,264

Total liabilities and partners’ capital	$14,478,086	$15,746,665

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six-Month Periods Ended June 30, 2003 and 2002

(Unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
OPERATING REVENUES:
Rental income (Note 5)	$428,244	$465,123	$859,151	$909,108
Lease termination fee (Note 3)	50,000	0	50,000	0

TOTAL OPERATING REVENUES	478,244	465,123	909,151	909,108

OPERATING EXPENSES
Partnership management fees (Note 6)	50,647	49,911	100,776	98,925
Restoration fees (Note 6)	62	9	116	9
Insurance	8,681	6,611	28,119	13,221
General and administrative	36,700	26,716	52,049	47,562
Advisory Board fees and expenses	2,188	2,188	5,840	5,924
Personal property taxes	0	0	14,214	0
Professional services	72,356	42,914	204,061	92,910
Maintenance and repair expenses	1,007	1,084	23,862	1,084
Expenses incurred due to default by lessee or vacancy	2,833	4,155	4,693	4,860
Settlement expense	0	0	22,134	0
Depreciation	66,143	66,145	132,287	132,288
Judgment expense	0	45,128	0	45,128
Amortization	3,199	1,200	5,702	2,400
Provision for non-collectible rents and other receivables	0	56,352	2,596	58,369

TOTAL OPERATING EXPENSES	243,816	302,413	596,449	502,680

OTHER INCOME
Interest income	3,567	4,659	6,675	8,672
Other income	(106)	0	29	8,059
Recovery of amounts previously written off (Note 2)	1,556	232	2,891	232

TOTAL OTHER INCOME	5,017	4,891	9,595	16,963

INCOME FROM CONTINUING OPERATIONS	239,445	167,601	322,297	423,391
INCOME FROM DISCONTINUED OPERATIONS	23,772	43,420	55,690	85,624

NET INCOME	$263,217	$211,021	$377,987	$509,015

NET INCOME- CURRENT GENERAL PARTNER	$2,632	$2,110	$3,780	$5,090
NET INCOME- LIMITED PARTNERS	260,585	208,911	374,207	503,925

	$263,217	$211,021	$377,987	$509,015

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.12	$3.58	$6.90	$9.06
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	.51	.93	1.19	1.83

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.63	$4.51	$8.09	$10.89

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
Net income	$377,987	$509,015
Adjustments to reconcile net income to net cash from (used in) operating activities -
Depreciation and amortization	157,072	173,864
Recovery of amounts previously written off	(2,891)	(232)
Provision for non-collectible rents and other receivables	2,596	58,369
Property write-down	48,027	0
Interest applied to Indemnification Trust account	(2,048)	(3,280)
Payment of leasing commissions	(31,920)	0
Decrease in rents and other receivables	622,294	394,803
Deposits for payment of real estate taxes	0	7,875
Decrease in prepaid expenses	17,363	13,221
(Increase) in deferred rent receivable	(42,784)	(2,118)
Decrease in Property Tax receivable	5,191	0
(Decrease) in due to current General Partner	(1,502)	(498)
(Decrease) Increase in accounts payable and other accrued	(68,289)	12,260
Increase in security deposits received	7,500	0
(Decrease) in property taxes payable	(16,839)	0
(Decrease) in unearned rental income	(732)	(130,735)

Net cash from operating activities	1,071,025	1,032,544

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Principal payments received on note receivable	0	39,250
Net proceeds from sale of investment property	417,099	0
Recoveries from former General Partner affiliates	2,891	232

Net cash from investing activities	419,990	39,482

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,565,000)	(985,000)
Cash distributions to current General Partner	(1,704)	(2,036)

Net cash (used in) financing activities	(1,566,704)	(987,036)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,689)	84,990

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,369,248	818,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,293,559	$903,596

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2002 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2003, and the statements of income for the three-and six month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At June 30, 2003, the Partnership owned 24 properties with specialty leasehold improvements in 10 of these properties.

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

Real estate taxes on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

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

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002, and the result was that assets disposed of or deemed to be classified as held for sale requires the reclassification of current and previous years’ operations to discontinued operations.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership’s assets and dissolve the Partnership. No buyer was identified for the Partnership’s assets, and Management continued normal operations. During the Second Quarter of 2001, another consent solicitation was circulated, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2001 Consent”). A majority of the Limited Partners did not vote in favor of the 2001 Consent. Another consent solicitation was circulated during the Second Quarter of 2003, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2003 Consent”). A majority of the Limited Partners did not vote in favor of the 2003 Consent. Therefore, the Partnership continues to operate as a going concern.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2003, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $8,093,000.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Income Properties 3 Limited Partnership (“DiVall 3”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. (“TPG”), was appointed (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2003, $5,816,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,133,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. There were no restoration recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2003, the Partnership owned 21 fully constructed fast-food restaurants, a video store, a preschool, and one (1) vacant property. The 24 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Hardee’s restaurant, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, one (1) Daytona’s- All Sports Café, and one (1) vacant property, (which was previously operated as a Fiesta Time restaurant.) The 24 properties are located in a total of thirteen (13) states.

During the three months ended June 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $24,000 and $43,000, respectively. During the six months ended June 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $56,000 and $86,000, respectively. The 2003 and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002, the vacant Twin Falls, ID property in the First Quarter of 2003, and the Omega restaurant property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI in the Second Quarter of 2003. The

2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, and a Second Quarter write-down of $15,000 related to the Omega restaurant property.

The components of discontinued operations for the three and six-month periods ended June 30, 2003 and 2002 are outlined below.

	Three-month period ended June 30, 2003	Three-month period ended June 30, 2002	Six-month Period ended June 30, 2003	Six-month Period ended June 30, 2002
Revenues
Rental Income	$46,400	$62,400	$122,800	$124,800
Expenses
Property Write-down	15,189	0	48,027	0
Depreciation	5,613	16,876	15,430	34,968
Amortization	1,826	2,104	3,653	4,208

Income from Discontinued Operations	$23,772	$43,420	$55,690	$85,624

The following summarizes significant developments, by property, for properties with such developments.

Hardee’s property- Fond du Lac, WI

During June 2003, Management entered a contract to sell the Hardee’s restaurant in Fond du Lac, WI at a sales price of $720,000. The closing date on the sale of the property was July 30, 2003 and the net sales proceeds totaled $694,000. A net gain on the sale of $84,000 will be recognized in the Third Quarter of 2003. Closing costs amounted to $4,000. The Partnership anticipates a sales commission totaling $22,000 to be paid to a General Partner affiliate in the Third Quarter of 2003. The net asset value of the property at June 30, 2003 was approximately $610,000, which included $297,000 related to land, $305,000 related to buildings and equipment, and $8,000 related to deferred charges, and is included on the balance sheet as property held for sale.

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 will be recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the Omega restaurant property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000, which included $409,000 related to land and $278,000 related to buildings and equipment, $49,000 related to deferred charges and $54,000 related to deferred rent, and is included on the balance sheet as property held for sale.

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

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The Village Inn lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January 2002 through June 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management sought legal action in relation to Village Inn’s past due rent and real estate taxes of approximately $167,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee’s- South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated market value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 to reflect the net estimated sales price, less costs to sell, of the property at March 31, 2003 of approximately $417,000, which included $275,000 related to land and $142,000 related to buildings and equipment, shown on the balance sheet as property held for sale at March 31, 2003.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two- months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

Twin Falls, ID property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. (“Phoenix”) to reject the lease with the Partnership at the Twin Falls, Idaho location. The lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership for the period prior to the termination of the lease of approximately $29,000 and its full reserve has been removed from the

Partnership’s balance sheet as Management has determined it to be non-collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court and the Court upheld the judgment in February 2003. The Partnership then received $30,000 in past rent that the court had required Fiesta Time to escrow during the court proceedings.

In February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $550,000. The closing date of the sale has moved from the Second Quarter to the Third Quarter of 2003. The net book value of the property at June 30, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment, and is included on the balance sheet as property held for sale.

Miami Subs- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

Hardee’s property- Hartford, WI

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee’s restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee’s Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee’s lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which included $202,000 related to land and $268,000 related to buildings and equipment, and the net gain on the sale of the property in October 2002 was approximately $124,000. A sales commission of $18,500 was paid by the Partnership to an affiliate of the General Partner in the Fourth Quarter of 2002.

North 7th Street property- Phoenix, AZ

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. (“Phoenix”), to reject the lease with the Partnership at the N. 7th Street, Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants (Phoenix’s subtenant) declined the Partnership’s offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

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

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.) Management returned possession of the property to Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreements”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The owner of the Omega Restaurant exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $720,000. Closing is anticipated to be in July 2003. The current General Partner is not aware of any unfavorable purchase options in relation to original cost.

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

Amounts paid and/or accrued to the current General Partner and its affiliates for the three-month periods ended June 30, 2003 and 2002 are as follows:

Current General Partner	Incurred for the Three-month Period ended June 30, 2003	Incurred for the Three-month Period ended June 30, 2002	Incurred for the Six-month Period ended June 30, 2003	Incurred for the Six-month Period ended June 30, 2002
Management fees	$50,647	$49,911	$100,776	$98,925

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner’s income tax returns, a true up with actual distributions is made.

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

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner made the amendments without a vote of the Limited Partners.

On August 15, 2003, the Partnership intends to make distributions to the Limited Partners of $845,000, which amounts to $18.26 per Interest.

5. LEASES:

Original lease terms for the majority of the investment properties are generally 10—20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of June 30, 2003 aggregate minimum lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2003	$1,831,161
2004	1,666,908
2005	1,672,509
2006	1,580,008
2007	1,560,925
Thereafter	9,652,447

$17,963,958

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy’s restaurants. Wensouth base rents accounted for 45% of total base rents for 2003.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a fee for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts and the Partnership shall only be responsible for its allocable share of such minimum and maximum annual amounts as indicated above ($159,000 minimum annual base fee and $13,250 maximum annual rent reimbursement). Effective March 1, 2003, the minimum annual management fee and the maximum annual reimbursement for office rent and overhead increased by 1.58%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2003 the minimum monthly management fee paid by the Partnership was raised to $16,903.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,713 to date on the amounts recovered, which includes 2003 fees of $116. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three-month periods ended June 30, 2003 and 2002 are as follows:

Current General Partner	Incurred for the Three-month Period ended June 30, 2003	Incurred for the Three-month Period ended June 30, 2002	Incurred for the Six-month Period ended June 30, 2003	Incurred for the Six-month Period ended June 30, 2002
Management fees	$50,647	$49,911	$100,776	$98,925
Restoration fees	62	9	116	9
Overhead allowance	4,091	4,028	8,140	7,982
Leasing commissions	0	0	13,420	0
Reimbursement for out-of-pocket expenses	2,232	2,077	3,550	3,702
Cash distribution	1,114	844	1,704	2,036

	$58,146	$56,869	$127,706	$112,654

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

8. PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement (“PMA”) provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2003. Funds are invested in U.S. Treasury securities. In addition, $130,773 of earnings has been credited to the Trust as of June 30, 2003. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the

PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre”.) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

On June 18, 2001, Centre filed a lawsuit (the “Complaint”) in the Maricopa County, Arizona, Superior Court, against the Partnership and TPG. The Complaint alleged that the Partnership was a tenant under a Ground Lease with Centre and that the Partnership defaulted on its obligations under that lease. The suit named TPG as a defendant because TPG is the Partnership’s general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant, the lawsuit against them continues.

On April 10, 2002 the Maricopa County Superior Court granted Centre’s motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the “Judgment”) on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney’s fees and court costs in the amount of $16,000. As of December 31, 2001 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the “Appeal”) with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier’s check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnerhip explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release (“Agreement”) was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the “Settlement”) from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at June 30, 2003, were originally purchased at a price, including acquisition costs, of approximately $20,482,810.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2003, the Partnership owned 21 fully constructed fast-food restaurants, a video store, a preschool, and one (1) vacant property. The 24 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Hardee’s restaurant, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Omega restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, one (1) Daytona’s- All Sports Café, and one (1) vacant property, (which was previously operated as a Fiesta Time restaurant.) The 24 properties are located in a total of thirteen (13) states.

During the three months ended June 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $24,000 and $43,000, respectively. During the six months ended June 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $56,000 and $86,000, respectively. The 2003 and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002, the vacant Twin Falls, ID property in the First Quarter of 2003, and the Omega restaurant property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI in the Second Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, and a Second Quarter write-down of $15,000 related to the Omega restaurant property.

The components of discontinued operations for the three and six-month periods ended June 30, 2003 and 2002 are outlined below.

	Three-month period ended June 30, 2003	Three-month period ended June 30, 2002	Six-month Period ended June 30, 2003	Six-month Period ended June 30, 2002
Revenues

Rental Income	$46,400	$62,400	$122,800	$124,800

Expenses

Property Write-down	15,189	0	48,027	0

Depreciation	5,613	16,876	15,430	34,968

Amortization	1,826	2,104	3,653	4,208

Income from Discontinued Operations	$23,772	$43,420	$55,690	$85,624

The following summarizes significant developments, by property, for properties with such developments.

Hardee’s property- Fond du Lac, WI

During June 2003, Management entered a contract to sell the Hardee’s restaurant in Fond du Lac, WI at a sales price of $720,000. The closing date on the sale of the property was July 30, 2003 and the net sales proceeds totaled $694,000. A net gain on the sale of $84,000 will be recognized in the Third Quarter of 2003. Closing costs amounted to $4,000. The Partnership anticipates a sales commission totaling $22,000 to be paid to a General Partner affiliate in the Third Quarter of 2003. The net asset value of the property at June 30, 2003 was approximately $610,000, which included $297,000 related to land, $305,000 related to buildings and equipment, and $8,000 related to deferred charges, and is included on the balance sheet as property held for sale.

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 will be recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the Omega restaurant property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000, which included $409,000 related to land and $278,000 related to buildings and equipment, $49,000 related to deferred charges and $54,000 related to deferred rent, and is included on the balance sheet as property held for sale.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee’s- South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated market value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 to reflect the net estimated sales price, less costs to sell, of the property at March 31, 2003 of approximately

$417,000, which included $275,000 related to land and $142,000 related to buildings and equipment, shown on the balance sheet as property held for sale at March 31, 2003.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

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

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The Village Inn lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however; rent income has not been collected for January 2002 through June 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management sought legal action in relation to Village Inn’s past due rent and real estate taxes of approximately $167,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover for two- months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

Twin Falls, ID property

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Phoenix Restaurant Group, Inc. (“Phoenix”) to reject the lease with the Partnership at the Twin Falls, Idaho location. The lease was terminated and rent income ceased in the Fourth Quarter of 2001. The remaining balance due the Partnership for the period prior to the termination of the lease of approximately $29,000 and its full reserve has been removed from the Partnership’s balance sheet as Management has determined it to be non-collectible. Although Phoenix had rejected the lease, its subtenant, Fiesta Time, maintained possession of the property. Management, therefore, took legal action to evict Fiesta Time from the Twin Falls property. In the Fourth Quarter of 2002, a judgment was entered in Magistrate Court evicting Fiesta Time. However, Fiesta Time appealed the action to District Court and the Court upheld the judgment in February 2003. The Partnership then received $30,000 in past rent that the court had required Fiesta Time to escrow during the court proceedings.

In February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $550,000. The closing date of the sale has moved from the Second Quarter to the Third Quarter of 2003. The net book value of the property at June 30, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment, and is included on the balance sheet as property held for sale.

Miami Subs- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property will continue to be operated as a Miami Subs Restaurant.

Hardee’s property- Hartford, WI

During the Second Quarter of 2002, Management entered a contract to sell the vacant Hardee’s restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee’s Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee’s lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at September 30, 2002 was approximately $470,000, which included $202,000 related to land and $268,000 related to buildings and equipment, and the net gain on the sale of the property in October 2002 was approximately $124,000. A sales commission of $18,500 was paid by the Partnership to an affiliate of the General Partner in the Fourth Quarter of 2002.

North 7th Street property- Phoenix, AZ

During the Fourth Quarter of 2001, the Bankruptcy court granted the motion of Lessee, Phoenix Restaurant Group, Inc. (“Phoenix”), to reject the lease with the Partnership at the N. 7th Street, Phoenix, Arizona location. Following the rejection of this lease by Phoenix, the Mountain Range Restaurants (Phoenix’s subtenant) declined the Partnership’s offer to lease the property directly to them. Therefore, the property was vacated and rent ceased as of May 31, 2002.

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

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.) Management returned possession of the property to Centre, and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreements”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. In May 2003 the owner of the Omega Restaurant exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000. The closing date on the sale of the property was July 28, 2003. The current General Partner is not aware of any unfavorable purchase options in relation to original cost.

Other Assets

As of June 30, 2003 the property held for sale amounted to $1,714,000 and related to the classification of the vacant Twin Falls property, and the Hardee’s-Fond du Lac and Omega restaurant properties. The vacant Twin Falls property was reclassified as held for sale in the First Quarter of 2003 and the closing date is anticipated to be in the Third Quarter of 2003. The net asset value of the Twin Falls property was $315,000 as of June 30, 2003. The Hardee’s and Omega properties were reclassified as held for sale in the Second Quarter of 2003 and the closing dates for both of the properties’ was July 2003. The net asset value of the Omega restaurant property was written-down by $15,000 in the Second Quarter of 2003 to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000. The net asset value of the Hardee’s- Fond du Lac property was $610,000 as of June 30, 2003.

Cash and cash equivalents, held by the Partnership, totaled approximately $1,294,000 at June 30, 2003 compared to $1,369,000 at December 31, 2002. Cash of $845,000 is anticipated to be used to fund the Second Quarter 2003 distributions to Limited Partners in August 2003; cash of $202,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the condensed financial statements included in Item 1 of this report.

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

Rents and other receivables amounted to $114,000 as of June 30, 2003. Village Inn was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management sought legal action in relation to Village Inn’s past due rents of approximately $137,000, as well as future lease and other obligations that would be determined to be in excess of the lease payments received by the Partnership from the new Grand Forks tenant, Panda Buffet. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002 Management charged Village Inn late fees totaling $3,400 in relation to the 2002 past due rents. These late fee charges were fully reserved in the year 2002 as Management is uncertain of collection. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn subsequent to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003. The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,000. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,000. In addition, Management has charged Popeye’s late fees totaling $33,000 (which includes 2003 late fee charges of $15,800) in relation to the percentage rent balance due. The late fee charges have been fully reserved as Management is uncertain of collection of these fees.

Property tax receivable at December 31, 2002 totaled $5,200 (net of allowance of $30,000). The balance primarily represented 2001 and 2002 property taxes paid by the Partnership, which are due from the defaulted tenant Village Inn. The $30,000 due from Village Inn was fully reserved in 2002 due to the uncertainty of collection. The remaining past due property tax receivable and allowances in relation to Village Inn were removed from the balance sheet in June 2003, subsequent to the settlement and lease termination agreement. A portion of the amount also represented a property tax receivable due from the new tenant, Chinese Super Buffet, for its portion of 2002 real estate taxes. In agreement with Management, Chinese Super Buffet made monthly payments in 2003 toward its balance due at December 31, 2002.

Deferred charges totaled approximately $279,000 and $313,000, net of amortization, at June 30, 2003 and December 31, 2002, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Dayton’s- All

Sports Café lease. The deferred charges related to the Omega and Hardee’s- Fond du Lac properties were reclassified and included in property held for sale on the balance sheet as of June 30, 2003, due to purchase contracts executed in the Second Quarter of 2003 for both of these properties.

Liabilities

Accounts payable and accrued expenses at June 30, 2003, in the amount of $90,000, primarily represented the accruals of auditing, tax and data processing fees.

Judgment Payable at December 31, 2002, in the amount of $93,000 represented the accrual of the summary judgment against the Partnership in relation to the former Mulberry Street Grill property. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In February 2003 a Settlement Agreement and Mutual Release (the “Agreement”) was executed. According to the terms of the Agreement the Partnership was required to pay directly to Centre a settlement payment of $115,000 (the “Settlement”). (See Legal Proceedings in Part I- Item 1 and Note 10.)

Property taxes payable at December 31, 2002, in the amount of $17,000, represented 2002 real estate taxes due for the Chinese Super Buffet property, and the vacant Twin Falls and South Milwaukee properties.

Due to the Current General Partner amounted to $1,567 at June 30, 2003 and primarily represented the General Partner’s Second Quarter of 2003 distribution.

Security deposits amounted to $144,000 and $137,000 at June 30, 2003 and December 31, 2002, respectively. The increase is due primarily to the $5,000 security deposit received from the new tenant Panda Buffet, and the $7,500 purchase deposit received in relation to the pending sale of the Twin Falls property. A $5,000 purchase deposit was relinquished upon the sale of the South Milwaukee property in April 2003.

Partners’ Capital:

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 1 of this report. The former general partners’ deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions to the Limited Partners and to the General Partner during 2003 of $1,565,000 and $1,704, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2002 Limited Partner distributions totaling $1,055,000 were paid February 15, 2003 and the First Quarter 2003 Limited Partner distributions totaling $510,000 were paid May 15, 2003. The Partnership intends to pay Second Quarter 2003 distributions of $845,000 on August 15, 2003.

Results of Operations:

The Partnership reported income from continuing operations for the three-month period ended June 30, 2003, in the amount of $239,000 compared to income from continuing operations for the three-month period ended June 30, 2002, of $168,000. The Partnership reported income from continuing operations for the six-month period ended

June 30, 2003, in the amount of $322,000 compared to income from continuing operations for the six-month period ended June 30, 2002, of $423,000. The variance in income from continuing operations in 2003 compared to 2002 is due primarily to: (i) increased legal expenditures in 2003 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased audit fees in 2003; (iii) an insurance premium adjustment in the First Quarter of 2003; (iv) 1989 personal property taxes paid in the First Quarter of 2003; (v) increased maintenance expenditures at the Grand Forks, ND property in 2003; (vi) the settlement payment in February 2003; (vii) $30,000 rent collection from Fiesta Time in the First Quarter of 2003; (viii) $50,000 lease termination fee from Village Inn in the Second Quarter of 2003; and (ix) Village Inn rent charges recorded in 2002 and not in 2003.

Discontinued Operations:

Income from discontinued operations was $24,000 and $43,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Income from discontinued operations was $56,000 and $86,000 for the six-month periods ended June 30, 2003 and 2002, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee’s- Hartford property was sold in October 2002, the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002, the vacant Twin Falls property was classified as held for sale in the First Quarter of 2003, and the Hardee’s- Fond du Lac and Omega restaurant properties were classified as held for sale in the Second Quarter of 2003 and sold in July 2003. Therefore the operating results of these properties’ are reflected as income from discontinued operations for the three and six-month periods ended June 30, 2003 and 2002. The 2003 income from discontinued operations includes a $33,000 property write-down of the South Milwaukee property to reflect the net estimated sales price, less costs to sale, of the property at March 31, 2003 of approximately $417,000 and a $15,000 property write-down of the Omega restaurant property to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000.

Revenues

Total operating revenues amounted to $478,000 and $465,000, for the three-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, the total operating revenues amounted to $909,000 and $909,000, respectively.

As of June 30, 2003 total base rent revenues should approximate $1,800,000 for the year 2003 based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

During June 2003 the Partnership received a lease termination fee of $50,000 from defaulted former tenant Village Inn upon a settlement and lease termination agreement.

Expenses

For the three-month periods ended June 30, 2003 and 2002, total operating expenses, amounted to approximately 51% and 65%, of total operating revenue, compared to 66% and 55% for the six-month periods ended June 30, 2003 and 2002. Operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write-off of non-collectible receivables) amounted to approximately 36%, and 38%, of total operating revenues, for the three-month periods ended June 30, 2003 and 2002, respectively. Operating cash expenses amounted to 50% and 34%, respectively, for the six-month periods ended June 30, 2003 and 2002.

The increase in operating expenditures in 2003 is due to: (i) increased legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased audit fees; (iii) an insurance premium adjustment in the First Quarter of 2003; (iv) 1989 personal property taxes paid in the First Quarter of 2003; (v) increased maintenance expenditures at the Grand Forks, ND property; and (vi) the Mulberry Street Grill settlement payment in February 2003.

Charge-offs of depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to $2,600, and $58,000, for the periods ended June 30, 2003 and 2002, respectively. The write-offs are the result of tenant defaults or management agreements.

Other Income:

Recoveries from former general partners received during the three-month period ended June 30, 2003, and 2002 totaled $1,600 and $200, respectively. Recoveries from former general partners received during the six-month period ended June 30, 2003 and 2002 totaled $2,900 and $200, respectively.

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 23% of rental income for the year 2002. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

Item 4. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Although the Partnership’s previous independent auditors, Arthur Andersen LLP (“Arthur Andersen”), never informed the Partnership that it was unable to continue as its independent auditors, as a result of the press reports of the wind-down of Arthur Andersen’s business, the Partnership treated Arthur Andersen as having constructively resigned. Effective August 26, 2002 the Partnership dismissed Arthur Andersen as its independent auditors. The dismissal was disclosed in the Partnership’s Form 8-K dated August 14, 2002.

Prior to the wind-down of Arthur Andersen’s business, its report on the Partnership’s financial statements for either of the past two-years did not contain an adverse opinion or a disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Partnership’s two most recent fiscal years and the interim period following the wind-down of Arthur Andersen’s business, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with the report.

The Partnership engaged Deloitte and Touche LLP (“D&T”) as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership’s Form 8-K dated January 2, 2003.

During the two most recent fiscal years and the interim period up to and including the date of engagement, neither the Partnership not anyone on behalf of the Partnership had consulted with D&T regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event, with the Partnership’s former auditors Arthur Andersen.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre”.) Beginning in May and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

On June 18, 2001, Centre filed a lawsuit (the “Complaint”) in the Maricopa County, Arizona, Superior Court, against the Partnership and TPG. The Complaint alleged that the Partnership was a tenant under a Ground Lease with Centre and that the Partnership defaulted on its obligations under that lease. The suit named TPG as a defendant because TPG is the Partnership’s general partner. The Complaint sought damages for unpaid rent, commissions, improvements, and unspecified other damages exceeding $120,000.

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. Although the Partnership had difficulty locating National Restaurant, the lawsuit against them continues.

On April 10, 2002 the Maricopa County Superior Court granted Centre’s motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the “Judgment”) on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney’s fees and court costs in the amount of $16,000. As of December 31, 2001 the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002 the Partnership and TPG filed a Notice of Appeal (the “Appeal”) with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier’s check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership explored its options and made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release (“Agreement”) was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the “Settlement”) from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the

Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003

Item 2-4.

None

Item 5. Controls and Procedures

Within the 90-day period prior to the filing of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo
Bruce A. Provo, President

Date:	August 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	August 14, 2003