Form 10-Q
period 2003-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2003-11-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

CONDENSED BALANCE SHEETS

September 30, 2003 and December 31, 2002

ASSETS

(Unaudited)

	September 30, 2003	December 31, 2002
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
Land	$5,958,224	$6,820,054
Buildings	9,063,219	10,543,064
Equipment	431,143	669,778
Accumulated depreciation	(4,955,792)	(5,702,845)

Net investment properties and equipment	10,496,794	12,330,051

OTHER ASSETS:
Property held for sale	0	449,936
Cash and cash equivalents	2,782,417	1,369,248
Cash held in Indemnification Trust (Note 8)	381,650	378,725
Deposit-Clerk of the Court (Note 10)	0	140,000
Rents and other receivables (Net of allowance of $42,998 and $186,412 in 2003 and 2002)	357,219	598,438
Property tax receivable (Net of allowance of $29,929 in 2002)	0	5,191
Deferred rent receivable	124,665	133,017
Prepaid insurance	2,894	28,939
Deferred charges, net	276,184	313,120

Total other assets	3,925,029	3,416,614

Total assets	$14,421,823	$15,746,665

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2003 and December 31, 2002

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES:
Accounts payable and accrued expenses	$76,269	$65,282
Judgment payable	0	92,866
Property taxes payable	0	16,839
Due to General Partner	4,862	3,069
Security deposits	129,585	136,585
Unearned rental income	105,195	112,760

Total liabilities	315,911	427,401

CONTINGENT LIABILITIES: (Note 7)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	199,545	187,529
Cumulative cash distributions	(82,473)	(77,474)

	117,072	110,055

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	26,120,869	24,931,238
Cumulative cash distributions	(50,650,268)	(48,240,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	13,988,840	15,209,209

Total partners’ capital	14,105,912	15,319,264

Total liabilities and partners’ capital	$14,421,823	$15,746,665

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine-Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
OPERATING REVENUES:
Rental income (Note 5)	$685,682	$682,254	$1,544,833	$1,591,363
Lease termination fee (Note 3)	0	0	50,000	0

TOTAL OPERATING REVENUES	685,682	682,254	1,594,833	1,591,363

OPERATING EXPENSES
Partnership management fees (Note 6)	50,664	49,839	151,440	148,764
Restoration fees (Note 6)	45	81	160	90
Insurance	8,682	6,611	36,801	19,832
General and administrative	12,253	18,116	64,301	65,681
Advisory Board fees and expenses	2,188	1,688	8,028	7,611
Personal property taxes	1,102	0	15,316	0
Professional services	35,334	49,762	231,596	142,672
Maintenance and repair expenses	430	30,104	24,292	34,964
Expenses incurred due to default by lessee or vacancy	11	9,481	4,704	10,565
Settlement expense	0	0	22,134	0
Depreciation	66,144	66,144	198,431	198,431
Judgment expense	0	0	0	45,128
Amortization	3,198	1,199	8,901	3,599
Provision for non-collectible rents and other receivables	0	31,306	2,596	89,675

TOTAL OPERATING EXPENSES	180,051	264,331	768,700	767,012

OTHER INCOME
Interest income	4,116	4,403	10,791	13,075
Other income	15	168	44	8,227
Recovery of amounts previously written off (Note 2)	1,115	2,031	4,006	2,263

TOTAL OTHER INCOME	5,246	6,602	14,841	23,565

INCOME FROM CONTINUING OPERATIONS	510,877	424,525	840,974	847,916
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	312,783	(52,152)	360,673	33,471

NET INCOME	$823,660	$372,373	$1,201,647	$881,387

NET INCOME- CURRENT GENERAL PARTNER	$8,237	$3,724	$12,016	$8,814
NET INCOME- LIMITED PARTNERS	815,423	368,649	1,189,631	872,573

	$823,660	$372,373	$1,201,647	$881,387

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$10.93	$9.08	$17.99	$18.13
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6.69	(1.11)	7.71	.72

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$17.62	$7.97	$25.70	$18.85

The accompanying notes are an integral part of these condensed statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM IN OPERATING ACTIVITIES:
Net income	$1,201,647	$881,387
Adjustments to reconcile net income to net cash from (used in) operating activities -
Depreciation and amortization	227,024	257,758
Net gains on sale of investment properties	(304,373)	0
Recovery of amounts previously written off	(4,006)	(2,263)
Provision for non-collectible rents and other receivables	2,596	89,675
Property write-down	48,027	98,000
Decrease (Increase) in due from Clerk of the Court	140,000	(140,000)
Interest applied to Indemnification Trust account	(2,925)	(5,037)
Payment of leasing commissions	(31,920)	(48,300)
Decrease in rents and other receivables	238,623	132,071
Deposits for payment of real estate taxes	0	7,875
Decrease in prepaid expenses	26,045	19,832
(Increase) in deferred rent receivable	(46,310)	(10,303)
Decrease in Property Tax receivable	5,191	0
Increase in due to current General Partner	1,793	539
(Decrease) Increase in accounts payable and other accrued	(81,879)	26,116
(Decrease) Increase in security deposits received	(7,000)	18,000
(Decrease) in property taxes payable	(16,839)	0
(Decrease) in unearned rental income	(7,565)	(111,172)

Net cash from operating activities	1,388,127	1,214,178

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Principal payments received on note receivable	0	39,250
Net proceeds from sale of investment properties	2,436,035	0
Recoveries from former General Partner affiliates	4,006	2,263

Net cash from investing activities	2,440,041	41,513

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(2,410,000)	(1,345,000)
Cash distributions to current General Partner	(4,999)	(3,917)

Net cash (used in) financing activities	(2,414,999)	(1,348,917)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,413,169	(93,226)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,369,248	818,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,782,417	$725,380

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2003, and the statements of income for the three-and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At September 30, 2003, the Partnership owned 21 properties with specialty leasehold improvements in 10 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

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

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002, and the result was that assets disposed of or deemed to be classified as held for sale required the reclassification of current and previous years’ operations to discontinued operations.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2002, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $8,093,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2003, $5,818,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,134,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. There were no restoration recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2003, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

During the three months ended September 30, 2003 and 2002, the Partnership recognized income (loss) from discontinued operations of $313,000 and $(52,000), respectively. During the nine months ended September 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $361,000 and $33,000, respectively. The 2003 and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002, the vacant Twin Falls, ID property in the First Quarter of 2003, and the Omega restaurant property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI in the Second Quarter of 2003. The Third Quarter 2003 income from discontinued operations includes net gains of

$9,000, $80,000 and $215,000, which are related to the sales of the Omega restaurant, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The First Quarter 2003 income from discontinued operations includes a write-down of $33,000 related to the South Milwaukee property. The Second Quarter 2003 income from discontinued operations includes a property write-down of $15,000 related to the Omega restaurant property. The 2002 income from discontinued operations includes a Third Quarter write-down of $98,000 related to the South Milwaukee property.

The components of discontinued operations for the three and nine-month periods ended September 30, 2003 and 2002 are outlined below.

	Three-month period ended September 30, 2003	Three-month period ended September 30, 2002	Nine-month Period ended September 30, 2003	Nine-month Period ended September 30, 2002
Revenues
Rental Income	$14,054	$62,400	$136,854	$187,199

Total Revenues	14,054	62,400	136,854	187,199

Expenses
Property Write-down	0	98,000	48,027	98,000
Depreciation	0	14,447	15,430	49,415
Amortization	609	2,105	4,262	6,313
Real Estate Taxes	4,435	0	4,435	0
Management Services	600	0	8,400	0

Total Expenses	5,644	114,552	80,554	153,728

Net Gain on Sale of Properties	304,373	0	304,373	0

Income (Loss) from Discontinued Operations	$312,783	$(52,152)	$360,673	$33,471

The following summarizes significant developments, by property, for properties with such developments.

Hardee’s property- Fond du Lac, WI

During June 2003, Management entered into a contract to sell the Hardee’s restaurant in Fond du Lac, WI at a sales price of $720,000. The closing date on the sale of the property was July 30, 2003 and the net sales proceeds totaled $690,000. A net gain on the sale of $80,000 was recognized in the Third Quarter of 2003. Closing and other sale related costs amounted to $30,000, which included a sales commission totaling $22,000 paid to a General Partner affiliate in the Third Quarter of 2003. The net asset value of the property at June 30, 2003 was approximately $610,000, which included $297,000 related to land, $305,000 related to buildings and equipment, and $8,000 related to deferred charges, and was included on the balance sheet as property held for sale at June 30, 2003.

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the Omega restaurant property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000, which included $409,000 related to land and $278,000 related to buildings and equipment, $49,000 related to deferred charges and $54,000 related to deferred rent, and was included on the balance sheet as property held for sale at June 30, 2003.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,000. Although the tenant took possession of the property upon execution of the lease, the lease payments commenced in July 2003. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The Village Inn lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however, rent income was not collected for January 2002 through June 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management sought legal action in relation to Village Inn’s past due rent and real estate taxes of approximately $167,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn.

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

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003. The net book value of the property at June 30, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment, and was included on the balance sheet as property held for sale at June 30, 2003.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The owner of the Omega Restaurant exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000. Closing on the property was in July 2003. The current General Partner is not aware of any unfavorable purchase options in relation to original cost.

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

On November 14, 2003, the Partnership intends to make distributions to the Limited Partners of $2,430,000, which amounts to $52.51 per Interest.

5. LEASES:

Original lease terms for the majority of the investment properties are generally 10 - 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified sales breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of September 30, 2003 aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2003	$1,700,280
2004	1,726,908
2005	1,732,509
2006	1,640,008
2007	1,620,925
Thereafter	9,662,447

$18,083,077

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy’s restaurants. Wensouth base rents accounted for 51% of total operating base rents for the nine months ended September 30, 2003.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,758 to date on the amounts recovered, which includes 2003 fees of $160. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

Current General Partner	Incurred for the Three-month Period ended September 30, 2003	Incurred for the Three-month Period ended September 30, 2002	Incurred for the Nine-month Period ended September 30, 2003	Incurred for the Nine-month Period ended September 30, 2002
Management fees	$50,664	$49,839	$151,440	$148,764
Restoration fees	45	81	160	90
Overhead allowance	4,091	4,028	12,231	12,010
Leasing commissions	0	13,800	13,420	13,800
Sales commissions	58,000	0	58,000	0
Reimbursement for out-of-pocket expenses	1,339	2,766	4,889	6,468
Cash distribution	3,295	1,881	4,999	3,917

	$117,434	$72,395	$245,139	$185,049

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

8. PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement (“PMA”) provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2003. Funds are invested in U.S. Treasury securities. In addition, $131,650 of earnings has been credited to the Trust as of September 30, 2003. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership has received no rent from the former tenant and has returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on March 31, 2002 and December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at September 30, 2003, were originally purchased at a price, including acquisition costs, of approximately $17,025,116.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2003, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

During the three months ended September 30, 2003 and 2002, the Partnership recognized income (loss) from discontinued operations of $313,000 and $(52,000), respectively. During the nine months ended September 30, 2003 and 2002, the Partnership recognized income from discontinued operations of $361,000 and $33,000, respectively. The 2003 and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), and the reclassifications of the vacant South Milwaukee, WI property to property held for sale in the Fourth Quarter of 2002, the vacant Twin Falls, ID property in the First Quarter of 2003, and the Omega restaurant property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI in the Second Quarter of 2003. The Third Quarter 2003 income from discontinued operations includes net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Omega restaurant, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The First Quarter 2003 income from discontinued operations includes a write-down of $33,000 related to the South Milwaukee property. The Second Quarter 2003 income from discontinued operations includes a property write-down of $15,000 related to the Omega restaurant property. The 2002 income from discontinued operations includes a Third Quarter write-down of $98,000 related to the South Milwaukee property.

The components of discontinued operations for the three and nine-month periods ended September 30, 2003 and 2002 are outlined below.

	Three- month period ended September 30, 2003	Three- month period ended September 30, 2002	Nine- month Period ended September 30, 2003	Nine- month Period ended September 30, 2002
Revenues
Rental Income	$14,054	$62,400	$136,854	$187,199

Total Revenues	14,054	62,400	136,854	187,199

Expenses
Property Write-down	0	98,000	48,027	98,000
Depreciation	0	14,447	15,430	49,415
Amortization	609	2,105	4,262	6,313
Real Estate Taxes	4,435	0	4,435	0
Management Services	600	0	8,400	0

Total Expenses	5,644	114,552	80,554	153,728

Net Gain on Sale of Properties	304,373	0	304,373	0

Income (Loss) from Discontinued Operations	$312,783	$(52,152)	$360,673	$33,471

The following summarizes significant developments, by property, for properties with such developments.

Hardee’s property- Fond du Lac, WI

During June 2003, Management entered into a contract to sell the Hardee’s restaurant in Fond du Lac, WI at a sales price of $720,000. The closing date on the sale of the property was July 30, 2003 and the net sales proceeds totaled $690,000. A net gain on the sale of $80,000 was recognized in the Third Quarter of 2003. Closing and other sale related costs amounted to $30,000, which included a sales commission totaling $22,000 paid to a General Partner affiliate in the Third Quarter of 2003. The net asset value of the property at June 30, 2003 was approximately $610,000, which included $297,000 related to land, $305,000 related to buildings and equipment, and $8,000 related to deferred charges, and was included on the balance sheet as property held for sale at June 30, 2003.

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the Omega restaurant property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property at June 30, 2003 of approximately $790,000, which included $409,000 related to land and $278,000 related to buildings and equipment, $49,000 related to deferred charges and $54,000 related to deferred rent, and was included on the balance sheet as property held for sale at June 30, 2003.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,000. Although the tenant took possession of the property upon execution of the lease, the lease payments commenced in July 2003. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND. The Village Inn lease on the property expires in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however, rent income was not collected for January 2002 through June 2003. The Partnership has not recognized revenue in 2003 related to Village Inn. In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. Management sought legal action in relation to Village Inn’s past due rent and real estate taxes of approximately $167,000, as well as future lease and other obligations that will be determined to be in excess of the lease payments received by the Partnership from the new tenant, Panda Buffet. The Partnership incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn.

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

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent is $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In February 2003 Management entered a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003. The net book value of the property at June 30, 2003 was approximately $315,000, which included $155,000 related to land and $160,000 related to buildings and equipment, and was included on the balance sheet as property held for sale at June 30, 2003.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II- Item 1.)

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

Other Assets

Cash and cash equivalents, held by the Partnership, totaled approximately $2,782,000 at September 30, 2003 compared to $1,369,000 at December 31, 2002. Cash of $2,430,000 is anticipated to be used to fund the Third Quarter 2003 distributions to Limited Partners in November 2003; cash of $81,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

Deposit- Clerk of the Court amounted to $140,000 at December 31, 2002. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the Maricopa County Superior Court during the appeal process related to the Phoenix, Arizona property. Upon the execution of the Settlement and Mutual Release Agreement in the First Quarter of 2003, the $140,000 cash bond was returned to the Partnership in April 2003. (See Legal Proceedings in Part II. - Item 1 and Note 10.)

Rents and other receivables amounted to $357,000 as of September 30, 2003. Village Inn was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management sought legal action in relation to Village Inn’s past due rents of approximately $137,000, as well as future lease and other obligations that would be determined to be in excess of the lease payments received by the Partnership from the new Grand Forks tenant, Panda Buffet. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002 Management charged Village Inn late fees totaling $3,400 in relation to the 2002 past due rents. These late fee charges were fully reserved in the year 2002 as Management was uncertain of collection. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn subsequent to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003. The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately

$103,500. In addition, Management has charged Popeye’s late fees totaling $42,000 (which includes 2003 and 2002 late fee charges of $25,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due.

Property tax receivable at December 31, 2002 totaled $5,200 (net of allowance of $30,000). The balance primarily represented 2001 and 2002 property taxes paid by the Partnership, which were due from the defaulted tenant Village Inn. The $30,000 due from Village Inn was fully reserved in 2002 due to the uncertainty of collection. The remaining past due property tax receivable and allowances in relation to Village Inn were removed from the balance sheet in June 2003, subsequent to the settlement and lease termination agreement. A portion of the amount also represented a property tax receivable due from the new tenant, Chinese Super Buffet, for its portion of 2002 real estate taxes. In agreement with Management, Chinese Super Buffet made monthly payments in 2003 toward its balance due at December 31, 2002.

Deferred charges totaled approximately $276,000 and $313,000, net of amortization, at September 30, 2003 and December 31, 2002, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Dayton’s- All Sports Café lease. Deferred charges totaling $56,000 related to the Omega and Hardee’s- Fond du Lac properties were written-off when the two properties were sold in the Third Quarter of 2003.

Liabilities

Accounts payable and accrued expenses at September 30, 2003, in the amount of $76,000, primarily represented the accruals of auditing, tax and data processing fees.

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

Due to the Current General Partner amounted to $4,900 at September 30, 2003 and primarily represented the General Partner’s Third and Second Quarter 2003 distributions.

Security deposits amounted to $130,000 and $137,000 at September 30, 2003 and December 31, 2002, respectively. The variance is due to a $5,000 purchase deposit being relinquished upon the sale of the South Milwaukee property in April 2003, and a $7,000 rent security deposit being returned upon the sale of the Omega Restaurant property in July 2003. However, a $5,000 security deposit was received from the new tenant Panda Buffet in the First Quarter of 2003.

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

Cash distributions to the Limited Partners and to the General Partner during 2003 of $2,410,000 and $4,999, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2002 Limited Partner distributions totaling $1,055,000 were paid February 15, 2003, the First Quarter 2003 Limited Partner distributions totaling $510,000 were paid May 15, 2003, and the Second Quarter 2003 Limited Partner distributions totaling $845,000 were paid August 15, 2003. The Partnership intends to pay Third Quarter 2003 distributions of $2,430,000 on November 14, 2003.

Results of Operations:

The Partnership reported income from continuing operations for the three-month period ended September 30, 2003, in the amount of $511,000 compared to income from continuing operations for the three-month period ended September 30, 2002, of $425,000. The Partnership reported income from continuing operations for the nine-month period ended September 30, 2003, in the amount of $841,000 compared to income from continuing operations for the nine-month period ended September 30, 2002, of $848,000. The variance in income from continuing operations in 2003 compared to 2002 is due primarily to: (i) increased legal expenditures in 2003 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased audit fees in 2003; (iii) an insurance premium adjustment in the First Quarter of 2003; (iv) 1989 personal property taxes paid in the First Quarter of 2003; (v) increased maintenance expenditures at the Grand Forks, ND property in 2003; (vi) the Mulberry Street Grill settlement payment in February 2003; (vii) $30,000 rent collection from Fiesta Time in the First Quarter of 2003; (viii) $50,000 lease termination fee from Village Inn in the Second Quarter of 2003; and (ix) Village Inn rent charges recorded in 2002 and not in 2003.

Discontinued Operations:

Income (loss) from discontinued operations was $313,000 and ($52,000) for the three-month periods ended September 30, 2003 and 2002, respectively. Income from discontinued operations was $361,000 and $33,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee’s- Hartford property was sold in October 2002, the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002 and sold in April 2003, the vacant Twin Falls property was classified as held for sale in the First Quarter of 2003 and sold in August 2003, and the Hardee’s- Fond du Lac and Omega restaurant properties were classified as held for sale in the Second Quarter of 2003 and sold in July 2003. Therefore the operating results of these properties are reflected as income from discontinued operations for the three and nine-month periods ended September 30, 2003 and 2002. The Third Quarter 2003 income from discontinued operations includes net gains of $9,000, $80,000 and $215,000, which are related to the sale of the Omega restaurant, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The First Quarter 2003 income from discontinued operations included a $33,000 property write-down of the South Milwaukee property to reflect the net estimated sales price, less costs to sell. The Second Quarter 2003 income from discontinued operations included a $15,000 property write-down of the Omega restaurant property to reflect the net estimated sales price, less costs to sell. The 2002 income from discontinued operations includes a $98,000 property write-down of the South Milwaukee property to reflect its estimated market value.

Revenues

Total operating revenues amounted to $686,000 and $682,000, for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, the total operating revenues amounted to $1,595,000 and $1,591,000, respectively.

As of September 30, 2003 total base operating rent revenues should approximate $1,700,000 for the year 2003 based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

During June 2003 the Partnership received a lease termination fee of $50,000 from defaulted former tenant Village Inn upon a settlement and lease termination agreement.

Expenses

For the three-month periods ended September 30, 2003 and 2002, total operating expenses, amounted to approximately 26% and 39%, of total operating revenue, compared to 48% and 48% for the nine-month periods ended September 30, 2003 and 2002. Operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, and write-off of non-collectible receivables) amounted to approximately 16%, and 24%, of total operating revenues, for the three-month periods ended September 30, 2003 and 2002, respectively. Operating cash expenses amounted to 47% and 42%, respectively, for the nine-month periods ended September 30, 2003 and 2002.

The variance in 2003 and 2003 operating expenditures are due to: (i) increased 2003 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased 2003 audit fees; (iii) an insurance premium adjustment in the First Quarter of 2003; (iv) 1989 personal property taxes paid in the First Quarter of 2003; (v) the Mulberry Street Grill settlement payment in February 2003; (vi) increased maintenance expenditures at the Grand Forks, ND property in 2002; and (vii) Mulberry Street Grill additional judgment accrual in the Second Quarter of 2002.

Charge-offs of depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to $2,600 and $90,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The write-offs are the result of tenant defaults or management agreements.

Other Income:

Recoveries from former general partners received during the three-month period ended September 30, 2003, and 2002 totaled $1,000 and $2,000, respectively. Recoveries from former general partners received during the nine-month period ended September 30, 2003 and 2002 totaled $4,000 and $2,000, respectively.

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

Revenue recognition- Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

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

The Partnership engaged Deloitte and Touche LLP (“D&T”) as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership’s Form 8-K filed January 6, 2003.

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

Items 2-4.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated November 14, 2003 regarding the Third Quarter 2003 distribution.

(b)	Reports on Form 8-K:

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo
Bruce A. Provo, President

Date:	November 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	November 14, 2003