Form 10-K
period 2003-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2004-03-04
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

Index to Exhibits located on page: 51 - 52

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2003, the Partnership consisted of one General Partner (Management) and 2,142 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2003, the Partnership owned 21 properties with specialty leasehold improvements in six (6) of these properties, as more fully discussed in Item 2. During the Second Quarter of 2001, a consent solicitation was circulated, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2001 Consent”). A majority of the Limited Partners did not vote in favor of the 2001 Consent. Another consent solicitation was circulated during the Second Quarter of 2003, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2003 Consent”). A majority of the Limited Partners did not vote in favor of the 2003 Consent. Therefore, the Partnership continues to operate as a going concern.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon, among other factors, the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since over 90% of the Partnership’s investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Income Properties 3 Limited Partnership (“DiVall 3”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. (“TPG”), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership’s report on Form 8-K dated May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement (“PMA”), the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the “Board”).

The Permanent Manager Agreement

The Permanent Management Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board has the following rights to, among other functions, review operational policies and practices, review extraordinary transactions, review internal financial controls and practices, and review the performance of the independent auditors of the Partnership. The Advisory Board powers are advisory only and the Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from the Partnership: Richard Otte, Jesse Small, and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

The Partnership has no employees.

All of the Partnership’s business is conducted in the United States.

Item 2. Properties

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2003:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
03/11/88	Miami Subs (7) US-1 Near PGA Blvd Palm Beach, FL	Di Fede Finance Group Corp.	$743,625		$60,000	10-31-2012	None

06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	1,087,137	(2)	66,000	12-31-2012	None

07/15/88	Hooter’s 7669 Grapevine Hwy N Richland Hills, TX	TWIX, Inc.	1,346,719		95,000	07-15-2008	None

08/15/88	Denny’s 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	(2)	65,000	10-31-2007	None

10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230		60,000	06-30-2018	None

12/22/88	Wendy’s 1721 Sam Rittenburg Blvd Charleston, SC	WenCoast Restaurants	596,781		76,920	11-6-2016	None

12/22/88	Wendy’s 3013 Peach Orchard Rd Augusta, GA	WenCoast Restaurants	649,594		86,160	11-6-2016	None

12/29/88	Popeye’s (8) 2562 Western Ave Park Forest, IL	Quality Foods I, LLC.	580,938		77,280	12-31-2009	None

02/21/89	Wendy’s 1901 Whiskey Rd Aiken, SC	WenCoast Restaurants	776,344		96,780	11-6-2016	None

02/21/89	Wendy’s 1730 Walton Way Augusta, GA	WenCoast Restaurants	728,813		96,780	11-6-2016	None

02/21/89	Wendy’s 347 Folly Rd Charleston, SC	WenCoast Restaurants	528,125		70,200	11-6-2016	None

02/21/89	Wendy’s 361 Hwy 17 Bypass Mount Pleasant, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

03/14/89	Wendy’s 1004 Richland Ave Aiken, SC	WenCoast Restaurants	633,750		90,480	11-6-2016	None

04/20/89	Daytona’s All Sports Cafe (5) 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	(2)	60,000	02-28-08	None

12/28/89	Panda Buffet (6) 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	(2)	33,000	6-30-2013	(3)

12/29/89	Wendy’s 1717 Martintown Rd N Augusta, SC	WenCoast Restaurants	660,156		87,780	11-6-2016	None

12/29/89	Wendy’s 1515 Savannah Hwy Charleston, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

12/29/89	Wendy’s 3869 Washington Rd Martinez, GA	WenCoast Restaurants	633,750		84,120	11-6-2016	None

01/01/90	Sunrise Preschool 4111 E Ray Rd Phoenix, AZ	Borg Holdings, Inc.	1,182,735	(2)	123,318	05-31-2009	None

01/31/90	Blockbuster Video 336 E 12th St Ogden, UT	Blockbuster Videos, Inc.	646,425		107,750	01-31-2006	(3)

05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	(2)	135,780	10-31-2009	None

			$16,741,210		$1,726,908

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.
(3)	Renewal option available at tenant’s option.
(4)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5)	The lease with Hickory Park, Inc. expired on December 31, 2002. Management allowed Subtenant, Daytona’s All Sports Café, a holdover lease for two months and executed a five (5) year lease directly with Daytona’s in March 2003. (See eighth paragraph below.)
(6)	A 10 year lease was executed with Panda Buffet in February 2003 and rent commenced in July 2003. Village Inn had vacated the property in the First Quarter of 2002 and in June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. (See ninth through eleventh paragraphs below.)
(7)	A sales contract was executed in January 2004 for the sale of the property in the Second Quarter of 2004 at a sales price of $650,000. (See fourth paragraph below.)
(8)	Management is pursuing legal remedies to collect Popeye’s defaulted 2002 and 2001 percentage rents. Tenant is also in default of 2002 property taxes, which were due and payable in 2003. (See first through third paragraphs below)

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

Through January 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through December 31, 2003 Management has charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant is delinquent on its reporting of it 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, IL in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes is anticipated to be paid in the First Quarter of 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC notifying the tenant that payment of the amount due for the 2002 property tax balance is hereby demanded and unless payment is received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership will pursue all legal remedies available which may include an action to recover possession and termination of the Lease. The notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

Miami Subs- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property has continued to be operated as a Miami Subs Restaurant. A sales contract was executed in January 2004 for the anticipated sale of the property in the Second Quarter of 2004 at a sales price of $650,000.

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

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee’s lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment was received in January 2002.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property. The Partnership had incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, prior to the expiration of the lease term in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however, no rent was collected from Village Inn for the period beginning January 1, 2002. The Partnership did not recognize rental revenue in 2003 related to Village Inn.

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and real estate taxes, as well as other damages.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In February 2003 Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

Hardee’s property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee’s restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee’s Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee’s lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at closing was approximately $470,000 and the net gain on the sale of the property in October 2002 was approximately $124,000. A sales commission of $18,500 was paid by the Partnership to an affiliate of the General Partner in the Fourth Quarter of 2002.

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

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease”) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.)

During the Second Quarter of 2001 Management returned possession of the property to Centre and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part I- Item 3.)

Item 3. Legal Proceedings

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership had received no rent from the former tenant and had returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations and on December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release (“Agreement”) was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the “Settlement”) from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2003 there were 2,142 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2003 and 2002, $4,840,000 and $1,710,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $6,530 and $6,533 in 2003 and 2002, respectively.

Item 6. Selected Financial Data

The Partnership’s selected financial data included below has been derived from the Partnership’s financial statements. The financial data selected below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the financial statements and the related notes appearing elsewhere in this annual report.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2003, 2002, 2001, 2000, and 1999

	2003	2002	2001	2000	1999
Total Operating Revenue	$2,271,241	$2,306,490	$2,302,081	$2,360,784	$2,339,474
Income from Continuing Operations	$1,155,307	$1,314,838	$1,275,516	$1,375,890	$1,697,159
Income from Discontinued Operations	$429,025	$220,467	$458,263	$345,901	$350,361
Net Income	$1,584,332	$1,535,305	$1,733,779	$1,721,791	$2,047,520
Net Income per Limited Partner Interest	$33.89	$32.84	$37.09	$36.83	$43.80
Total Assets	$12,398,831	$15,746,665	$15,839,599	$16,132,289	$17,125,388
Total Partners’ Capital	$12,057,066	$15,319,264	$15,500,492	$15,953,648	$16,873,744
Cash Distributions per Limited Partnership Interest	$104.58	$36.95	$47.10	$56.94	$55.64

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at December 31, 2003, were originally purchased at a price, including acquisition costs, of approximately $16,741,000.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2003, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During 2003, 2002 and 2001 the Partnership recognized income from discontinued operations of $429,000, $220,000 and $458,000, respectively. The 2003, 2002 and 2001 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, a Second Quarter property write-down of $15,000 related to the Milwaukee, WI property, and Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Milwaukee, WI property, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The 2002 income from discontinued operations includes a net gain of $124,000 related to the sale of the Hartford property, and a Third Quarter write-down of $98,000 related to the South Milwaukee property. The 2001 income from discontinued operations includes a Second Quarter $157,000 lease termination fee related to the Milwaukee, WI property, and a Fourth Quarter write-off of Denny’s- Twin Falls receivable balances.

The components of discontinued operations for the years ended December 31, 2003, 2002 and 2001 are outlined below.

	2003	2002	2001
Revenues
Rental Income	$208,353	$292,840	$586,732
Other income	0	479	0

Total Revenues	208,353	293,319	586,732

Expenses
Property Write-down	48,027	98,000	0
Depreciation	18,578	63,080	75,514
Amortization	4,261	15,447	14,128
Real Estate Taxes	4,435	20,566	9,798
Management Services	8,400	0	0
Provision for non-collectible Receivables	0	158	29,029

Total Expenses	83,701	197,251	128,469

Net Gain on Sale of Properties	304,373	124,399	0

Income from Discontinued Operations	$429,025	$220,467	$458,263

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

Through January 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through December 31, 2003 Management has charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant is delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, IL in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes is anticipated to be paid in the First Quarter of 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC notifying the tenant that payment of the amount due for the 2002 property tax balance is hereby demanded and unless payment is received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership will pursue all legal remedies available which may include an action to recover possession and termination of the Lease. The notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

Miami Subs- Palm Beach, FL

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property has continued to be operated as a Miami Subs Restaurant. A sales contract was executed in January 2004 for the anticipated sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The net asset value of the property at December 31, 2003 was approximately $391,000, classified as property held for sale, which included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent.

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

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee’s lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment was received in January 2002.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property. The Partnership had incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, prior to the expiration of the lease term in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however, no rent was collected from Village Inn for the period beginning January 1, 2002. The Partnership did not recognize rental revenue in 2003 related to Village Inn.

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and real estate taxes, as well as other damages.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In February 2003 Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

Hardee’s property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee’s restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee’s Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee’s lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at closing was approximately $470,000 and the net gain on the sale of the property in October 2002 was approximately $124,000. A sales commission of $18,500 was paid by the Partnership to an affiliate of the General Partner in the Fourth Quarter of 2002.

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

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease”) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.) During the Second Quarter of 2001 Management returned possession of the property to Centre and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner)

seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part I- Item 3.)

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

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contained purchase option provisions. The owner of the Omega Restaurant in Milwaukee, WI exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property was in July 2003. At December 31, 2003 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the original cost of the property less accumulated depreciation. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost.

Other Assets

As of December 31, 2003 the property held for sale amounted to $391,000 (which included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent), as a result of the classification of the Miami Subs property in Palm Beach, Florida as held for sale in the Fourth Quarter of 2003. A sales contract was executed in January 2004 for the anticipated sale of the property in the Second Quarter of 2004. As of December 31, 2002 the property held for sale amounted to $450,000 (which included $275,000 related to land and $175,000 related to buildings and equipment), as a result of the classification of the vacant South Milwaukee, WI property as held for sale in the Fourth Quarter of 2002. The South Milwaukee closing date was in the Second Quarter of 2003.

Cash and cash equivalents held by the Partnership totaled approximately $673,000 at December 31, 2003, compared to $1,369,000 at December 31, 2002. Cash of $325,000 is anticipated to be used to fund the Fourth Quarter 2003 distributions to Limited Partners in February 2004, and cash of $183,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

Deposit- Clerk of the Court amounted to $140,000 at December 31, 2002. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the Maricopa County Superior Court during the appeal process related to the Phoenix, Arizona property. Upon the execution of the Settlement and Mutual Release Agreement in the First Quarter of 2003, the $140,000 cash bond was returned to the Partnership in April 2003. (See Legal Proceedings in Part I. - Item 3 and Note 10.)

Rents and other receivables amounted to $510,000 (net of allowance of $104,000) as of December 31, 2003, compared to $598,000 (net of allowance of $135,000) as of December 31, 2002. The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, Management has charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. Village Inn in Grand Forks, ND was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management initiated legal action against Village Inn for past due rents of approximately $137,000, as well as other damages. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002 Management charged Village Inn late fees totaling $3,400 (which were not recognized as revenue due to uncertainty of collection) in relation to the 2002 past due rents. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn pursuant to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003.

Property tax receivable at December 31, 2002 totaled $5,000 (net of allowance of $30,000). The balance primarily represented 2001 and 2002 property taxes paid by the Partnership, which were due from the defaulted tenant Village Inn. The $30,000 due from Village Inn was fully reserved in 2002 due to the uncertainty of collection. The remaining past due property tax receivable and allowances in relation to Village Inn were removed from the balance sheet in June 2003, subsequent to the settlement and lease termination agreement. A portion of the amount also represented a property tax receivable due from the new tenant, Chinese Super Buffet, for its portion of 2002 real estate taxes. With the consent of Management, Chinese Super Buffet made monthly payments in 2003 toward its balance due at December 31, 2002.

Deferred charges totaled approximately $273,000 and $313,000, net of accumulated amortization, at December 31, 2003 and December 31, 2002, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Daytona’s- All Sports Café lease. Deferred charges totaling $56,000 related to the

Milwaukee, WI and Hardee’s- Fond du Lac properties were written-off when the two properties were sold in the Third Quarter of 2003. During the Third Quarter of 2002, commissions of $34,500 and $13,800 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Chinese Super Buffet lease. Deferred charges relating to the Hardee’s- Hartford property were written-off during the Fourth Quarter of 2002 due to the sale of the Property in October 2002. During the Second Quarter of 2001, commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Milwaukee, WI lease. During the First Quarter of 2001, a commission of $10,000 was paid to an unaffiliated leasing agent upon the negotiated extension of the lease with Blockbuster Video. Also, during 2001 deferred charges relating to the former Hardee’s- Milwaukee and Mulberry Street Grill properties were written-off.

Liabilities

Accounts payable and accrued expenses at December 31, 2003, in the amount of $93,000, primarily represented the year-end accruals of auditing, tax and data processing fees.

Judgment Payable at December 31, 2002, in the amount of $93,000 represented the accrual of the summary judgment against the Partnership in relation to the former Mulberry Street Grill property. As of December 31, 2001 the Partnership had withheld the May through December 2001 accrued ground lease obligations totaling approximately $50,000 related to the property. In the Second Quarter of 2001, the Ground Lease landlord filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to the Ground Lease landlord, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In February 2003 a Settlement Agreement and Mutual Release (the “Agreement”) was executed. According to the terms of the Agreement the Partnership was required to pay directly to Centre a settlement payment of $115,000 (the “Settlement”). (See Legal Proceedings in Part I- Item 3 and Note 10.)

Property taxes payable at December 31, 2003, in the amount of $88,000, primarily represented 2003 and 2002 real estate taxes due for the Popeye’s- Park Forest property. Since the tenant is delinquent on payment of these taxes to Cook County, IL, the Partnership will pay the amount due in 2004 and will pursue legal remedies to collect reimbursement from the tenant. Property taxes payable at December 31, 2002, in the amount of $17,000, represented 2002 real estate taxes due for the Chinese Super Buffet property, the vacant South Milwaukee, Wisconsin and Twin Falls, Idaho properties, which were paid in 2003.

Due to the Current General Partner amounted to $2,000 at December 31, 2003, and primarily represented the General Partner’s portion of the Fourth Quarter 2003 distribution.

Security deposits amounted to $130,000 and $137,000 at December 31, 2003 and December 31, 2002, respectively. The variance is due to a $5,000 purchase deposit being relinquished upon the sale of the South Milwaukee property in April 2003, and a $7,000 rent security deposit being returned upon the sale of the Milwaukee, WI property in July 2003. However, a $5,000 security deposit was received from the new tenant Panda Buffet in the First Quarter of 2003.

Partners’ Capital

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

Cash distributions paid to the Limited Partners and to the General Partner during 2003 of $4,840,000 and $6,530, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2003 Limited Partner distributions totaling $325,000 were paid February 13, 2004.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2003, in the amount of $1,155,000 compared to income from continuing operations for the years ended December 31, 2002 and 2001 of $1,315,000 and $1,276,000, respectively. The variance in income from continuing operations in 2003 compared to 2002 and 2001 is due primarily to: (i) Popeye’s 2001 and 2002 percentage rent billing defaults, and the failure of the tenant to report its 2003 sales resulted in no percentage rent being accrued in the Fourth Quarter of 2003 in relation to the tenant; (ii) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (iii) the accrual of Popeye’s 2003 and 2002 property taxes due to tenant default; (iv) increased legal expenditures in 2003 and 2002 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (v) increased audit fees in 2003; (vi) increased insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (vii) 1989 personal property taxes paid in the First Quarter of 2003; (viii) increased maintenance expenditures at the Grand Forks, ND property in 2002; (ix) the Mulberry Street Grill settlement payment in February 2003 and an accrual adjustment in April 2002; (x) $50,000 lease termination fee from Village Inn in the Second Quarter of 2003; (xi) the bankruptcy rejections of the North 7th Street lease in the Fourth Quarter of 2001; and (xii) the non-cash disposal of the former Mulberry Street Grill Restaurant in the Fourth Quarter of 2001 which resulted in a loss of $157,000.

Discontinued Operations

Income from discontinued operations was $429,000, $220,000 and $458,000 for the years ended December 31, 2003, 2002, and 2001, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee’s- Hartford property was sold in October 2002, the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002 and sold in April 2003, the vacant Twin Falls property was classified as held for sale in the First Quarter of 2003 and sold in August 2003, the Hardee’s- Fond du Lac and Milwaukee, WI properties were classified as held for sale in the Second Quarter of 2003 and sold in July 2003, and the Miami Subs property was classified as held for sale in the Fourth Quarter of 2003 and has an anticipated closing date in the First Quarter of 2004. Therefore the operating results of these properties are reflected as income from discontinued operations for the years ended December 31, 2003, 2002 and 2001. The 2003 income from discontinued operations includes Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sale of the Milwaukee, WI, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The First Quarter 2003 income from discontinued operations included a $33,000 property write-down of the South Milwaukee property to reflect the net estimated sales price, less costs to sell. The Second Quarter 2003 income from discontinued operations included a $15,000 property write-down of the Milwaukee, WI property to reflect the net estimated sales price, less costs to sell. The 2002 income from discontinued operations includes a Third Quarter $98,000 property write-down of the South Milwaukee property to reflect its estimated market value, and a Fourth Quarter gain of $124,000 related to the sale of the Hardee’s- Hartford property. The 2001 income from discontinued operations includes a Second Quarter $157,000 lease termination fee related to the Milwaukee, WI property, and a Fourth Quarter write-off of Denny’s- Twin Falls receivable balances.

Revenues

Total operating revenues were $2,271,000, $2,306,000, and $2,302,000, for the years ended December 31, 2003, 2002, and 2001, respectively. During June 2003 the Partnership received a lease termination fee of $50,000 from defaulted former tenant Village Inn upon a settlement and lease termination agreement.

As of December 31, 2003 total base operating rent revenues (excluding properties held for sale) should approximate $1,667,000 annually based on leases currently in place. Future operating revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of percentage rent to the Partnership.

Expenses

For the years ended December 31, 2003, 2002, and 2001, total operating expenses amounted to approximately 50%, 44% and 40%, of total operating revenues, respectively.

The variance in operating expenditures are due to: (i) increased 2003 and 2002 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased 2003 audit fees; (iii) the accrual of Popeye’s 2003 and 2002 property taxes due to tenant default; (iv) higher insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (v) 1989 personal property taxes paid in the First Quarter of 2003; (v) the Mulberry Street Grill settlement payment in February 2003; (vi) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (vii) increased maintenance expenditures at the Grand Forks, ND property in 2002; (viii) Mulberry Street Grill additional judgment accrual in the Second Quarter of 2002; (ix) the write-off of defaulted Village Inn’s receivable balances in 2002; and (x) Appraisals of all the Partnership properties at a cost of $63,000 during 2001.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Operating write-offs for non-collectible rents and receivables amounted to $106,100, $128,600, and $24,500, for the years ended December 31, 2003, 2002, and 2001, respectively. The write-offs are the result of tenant defaults.

Other Income

For the years ended December 31, 2003, 2002, and 2001 the Partnership did generate other income of approximately $20,000, $30,000 and $48,000, respectively. These revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Loss on Disposition of Assets, net

For the year ended December 31, 2001 the net loss on the disposition of assets totaled approximately $157,000. This loss related to the disposition of the former Mulberry Street Grill property. (See Note 3- Investment Properties.)

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 25% of operating rental income for 2003. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

Critical Accounting Policies

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes that these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

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

INDEPENDENT AUDITORS’ REPORT

To the Partners of Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2003 and 2002 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2004

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2003 and 2002

ASSETS

	December 31, 2003	December 31, 2002
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,632,736	$6,820,054
Buildings	8,899,963	10,543,064
Equipment	431,143	669,778
Accumulated depreciation	(4,908,005)	(5,702,845)

Net investment properties and equipment	10,055,837	12,330,051

OTHER ASSETS:

Property held for sale (Note 3)	391,313	449,936
Cash and cash equivalents	673,142	1,369,248
Cash held in Indemnification Trust (Note 8)	382,322	378,725
Deposit- Clerk of the Court	0	140,000
Rents and other receivables (Net of allowance of $103,509 and $134,578 in 2003 and 2002)	510,459	598,438
Property tax receivable (Net of allowance of $29,929 in 2002)	0	5,191
Deferred rent receivable	109,705	133,017
Prepaid insurance	3,067	28,939
Deferred charges, net	272,986	313,120

Total other assets	2,342,994	3,416,614

Total assets	$12,398,831	$15,746,665

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2003 and 2002

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2003	December 31, 2002
LIABILITIES:
Accounts payable and accrued expenses	$93,168	$65,282
Judgment Payable	0	92,866
Property taxes payable	87,648	16,839
Due to General Partner	1,984	3,069
Security deposits	129,585	136,585
Unearned rental income	29,380	112,760

Total liabilities	341,765	427,401

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner-
Cumulative net income	203,372	187,529
Cumulative cash distributions	(84,004)	(77,474)

	119,368	110,055

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	26,499,727	24,931,238
Cumulative cash distributions	(53,080,268)	(48,240,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,937,698	15,209,209

Total partners’ capital	12,057,066	15,319,264

Total liabilities and partners’ capital	$12,398,831	$15,746,665

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
OPERATING REVENUES:
Rental income (Note 5)	$2,221,241	$2,306,490	$2,302,081
Lease Termination Fee (Note 3)	50,000	0	0

TOTAL OPERATING REVENUES	2,271,241	2,306,490	2,302,081

EXPENSES:
Partnership management fees (Note 6)	202,049	198,639	192,902
Restoration fees (Note 6)	261	135	278
Appraisal fees	0	0	62,857
Insurance	44,656	27,823	21,418
General and administrative	74,067	79,583	73,674
Advisory Board fees and expenses	10,215	9,799	10,837
Real estate taxes	82,716	1,961	4,532
Ground lease expenses (Note 3)	0	0	71,606
Professional services	270,390	207,463	143,223
Maintenance and repair expenses	25,330	43,619	9,883
Personal property taxes	15,316	0	0
Expenses incurred due to default by lessee or vacancy	4,704	11,738	360
Settlement expense	22,134	0	0
Judgment expense	0	45,128	0
Depreciation	261,427	261,426	268,887
Amortization	12,100	5,800	32,703
Provision for non-collectible rents and other receivables	106,104	128,597	24,509
Other expenses	4,932	0	0

TOTAL OPERATING EXPENSES	1,136,401	1,021,711	917,669

OTHER INCOME
Interest income	13,908	18,208	40,019
Other income	45	8,474	847
Recovery of amounts previously written off (Note 2)	6,514	3,377	6,952

TOTAL OTHER INCOME	20,467	30,059	47,818

(LOSS) ON DISPOSITION OF ASSETS, NET	0	0	(156,714)

INCOME FROM CONTINUING OPERATIONS	1,155,307	1,314,838	1,275,516

INCOME FROM DISCONTINUED OPERATIONS	429,025	220,467	458,263

NET INCOME	$1,584,332	$1,535,305	$1,733,779

NET INCOME- CURRENT GENERAL PARTNER	$15,843	$15,353	$17,338
NET INCOME- LIMITED PARTNERS	1,568,489	1,519,952	1,716,441

	$1,584,332	$1,535,305	$1,733,779

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$24.71	$28.12	$27.29
INCOME FROM DISCONTINUED OPERATIONS	9.18	4.72	9.80

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$33.89	$32.84	$37.09

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2003, 2002 and 2001

	Current General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2000	$154,838	$(64,006)	$90,832	$39,358,468	$21,694,845	$(44,350,268)	$(840,229)	$15,862,816
Cash Distributions ($47.10 per limited partnership interest)		(6,935)	(6,935)			(2,180,000)		(2,180,000)
Net Income	17,338		17,338		1,716,441			1,716,441

BALANCE AT DECEMBER 31, 2001	$172,176	$(70,941)	$101,235	$39,358,468	$23,411,286	$(46,530,268)	$(840,229)	$15,399,257
Cash Distributions ($36.95 per limited partnership interest)		(6,533)	(6,533)			(1,710,000)		(1,710,000)
Net Income	15,353		15,353		1,519,952			1,519,952

BALANCE AT DECEMBER 31, 2002	$187,529	$(77,474)	$110,055	$39,358,468	$24,931,238	$(48,240,268)	$(840,229)	$15,209,209
Cash Distributions ($104.58 per limited partnership interest)		(6,530)	(6,530)			(4,840,000)		(4,840,000)
Net Income	15,843		15,843		1,568,489			1,568,489

BALANCE AT DECEMBER 31, 2003	$203,372	$(84,004)	$119,368	$39,358,468	$26,499,727	$(53,080,268)	$(840,229)	$11,937,698

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
Net income	$1,584,332	$1,535,305	$1,733,779

Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	296,366	345,753	391,232
Recovery of amount previously written off	(6,514)	(3,377)	(6,952)
Provision for non-collectible rents and other receivables	106,104	128,755	53,538
Lease termination fee	0	0	(117,750)
Property write-down	48,027	98,000	0
Net (gain) loss on disposal of assets	(304,373)	(124,399)	156,714
Interest applied to Indemnification Trust account	(3,597)	(6,558)	(16,014)
Decrease (Increase) Deposit- Clerk of the Court	140,000	(140,000)	0
(Increase) in rents and other receivables	(15,530)	(212,828)	(90,770)
Decrease (Increase) in deposits for payment of real estate taxes	0	7,875	(7,875)
Decrease (Increase) in prepaid expenses	25,872	(6,904)	(5,944)
(Increase) Decrease in deferred rent receivable	(47,850)	(27,384)	51
Decrease (Increase) in Property Tax receivable	2,595	(4,143)	(30,977)
(Decrease) Increase in due to current General Partner	(1,085)	1,274	(872)
(Decrease) Increase in accounts payable and other	(64,980)	65,346	52,743
(Decrease) Increase in security deposits	(7,000)	27,568	7,000
Increase (Decrease) in property taxes payable	70,809	(8,266)	25,105
(Decrease) Increase in unearned rental income	(83,380)	2,372	92,323

Net cash from operating activities	1,739,796	1,678,389	2,235,331

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

Principal payments received on note receivable	0	39,250	78,500
Proceeds from sale of investment properties	2,436,034	594,459	2,189
Payment of leasing commissions	(31,920)	(48,300)	(69,491)
Recoveries from former General Partner affiliates	6,514	3,377	6,952

Net cash from (used in) investing activities	2,410,628	588,786	18,150

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(4,840,000)	(1,710,000)	(2,180,000)

Cash distributions to current General Partner	(6,530)	(6,533)	(6,935)

Net cash used in financing activities	(4,846,530)	(1,716,533)	(2,186,935)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(696,106)	550,642	66,546

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,369,248	818,606	752,060

CASH AND CASH EQUIVALENTS AT END OF YEAR	$673,142	$1,369,248	$818,606

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2003, the Partnership owned 21 properties with specialty leasehold improvements in six (6) of these properties.

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

Real estate taxes, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

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

During 2003, 2002 and 2001 the Partnership recognized income from discontinued operations of $429,000, $220,000 and $458,000, respectively. The 2003, 2002 and 2001 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003.

The components of discontinued operations for the years ended December 31, 2003, 2002 and 2001 are outlined below.

	2003	2002
Balance Sheet:
Land	$325,487	$274,749
Buildings	163,257	435,283
Accumulated depreciation	(113,931)	(260,096)
Deferred rent receivable	16,500	0

Property held for sale	$391,313	$449,936

	2003	2002	2001
Statements of Income:
Revenues:
Rental Income	$208,353	$292,840	$586,732
Other income	0	479	0

Total Revenues	208,353	293,319	586,732

Expenses:
Property Write-down	48,027	98,000	0
Depreciation	18,578	63,080	75,514
Amortization	4,261	15,447	14,128
Real Estate Taxes	4,435	20,566	9,798
Management Services	8,400	0	0
Provision for non-collectible Receivables	0	158	29,029

Total Expenses	83,701	197,251	128,469

Net Gain on Sale of Properties	304,373	124,399	0

Income from Discontinued Operations	$429,025	$220,467	$458,263

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 2001, a consent solicitation was circulated, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2001 Consent”). A majority of the Limited Partners did not vote in favor of the 2001 Consent. Another consent solicitation was circulated during the Second Quarter of 2003, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2003 Consent”). A majority of the Limited Partners did not vote in favor of the 2003 Consent. Therefore, the Partnership continues to operate as a going concern.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2003, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $7,346,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2003	2002	2001
Net income, per statements of income	$1,584,332	$1,535,305	$1,733,779
Book to tax depreciation difference	(37,618)	(38,193)	(12,338)
Book over tax gain from asset disposition	(261,355)	(8,661)	(142,785)
Straight line rent adjustment	(47,850)	(27,384)	52
Prepaid rent	(147,163)	3,820	87,316
Bad debt reserve/expense	(30,589)	146,776	39,636
Book valuation of property write-downs	48,027	98,000	(172,643)
Accrued judgment payable	(92,866)	45,128	0
Penalties	4,932	0	0
Other, net	64	115	(1)

Net income for tax reporting purposes	$1,019,914	$1,754,906	$1,533,016

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2003, $5,823,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, in 1996, 1997, 1999, 2000, 2001, 2002, and 2003 the Partnership has recognized a total of $1,135,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2003, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During 2003, 2002 and 2001 the Partnership recognized income from discontinued operations of $429,000, $220,000 and $458,000, respectively. The 2003, 2002 and 2001 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, a Second Quarter property write-down of $15,000 related to the Milwaukee, WI property, and Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Milwaukee, WI property, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The 2002 income from discontinued operations includes a net gain of $124,000 related to the sale of the Hartford property, and a Third Quarter write-down of $98,000 related to the South Milwaukee property. The 2001 income from discontinued operations includes a Second Quarter $157,000 lease termination fee related to the Milwaukee, WI property, and a Fourth Quarter write-off of Denny’s- Twin Falls receivable balances.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

Through January 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, In addition, through December 31, 2003 Management has charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant is delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, IL in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes is anticipated to be paid in the First Quarter of 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC notifying the tenant that payment of the amount due for the 2002 property tax balance is hereby demanded and unless payment is received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership will pursue all legal remedies available which may include an action to recover possession and termination of the Lease. The notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

Miami Subs, FL Property

During the Fourth Quarter of 2002 the Miami Subs lease with QSR, Inc. was terminated. The lease was set to expire in 2016. A new ten-year lease was executed in the Fourth Quarter of 2002 with Difede Finance Group Corporation and is set to expire in 2012. The property has continued to be operated as a Miami Subs Restaurant. A sales contract was executed in January 2004 for the anticipated sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The net asset value of the property at December 31, 2003, classified as property held for sale, was approximately $391,000, which included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent.

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

Milwaukee, WI property

In May 2003 Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003 the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

During May 2001, Management negotiated a re-lease of the vacant Milwaukee, Wisconsin property to Omega Restaurant and rent income commenced in October 2001. Commissions of $50,000 and $9,000 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new lease in the Second Quarter of 2001.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Milwaukee, Wisconsin. The Hardee’s lease on the Milwaukee property was not set to expire until 2009. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $157,000. The payment schedule included four (4) equal installments of $39,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance represented a Note receivable of $117,750. The first and second Note receivable installments were received in August and October 2001. The final installment was received in January 2002.

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent is $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property. The Partnership had incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, prior to the expiration of the lease term in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December 2001, however, no rent was collected from Village Inn for the period beginning January 1, 2002. The Partnership did not recognize rental revenue in 2003 related to Village Inn.

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 real estate taxes. The Partnership also paid the 2002 real estate taxes in the Fourth Quarter of 2002. During June 2003 a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and real estate taxes, as well as other damages.

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee’s- South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000.

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In February 2003 Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

Hardee’s property- Hartford, WI

During the Second Quarter of 2002, Management entered into a contract to sell the vacant Hardee’s restaurant in Hartford, WI at a sales price of $618,000. During December 2001, Hardee’s Food Systems, Inc. notified Management that it had vacated its restaurant in Hartford, Wisconsin. Hardee’s lease on the Hartford property was set to expire on April 30, 2009 and they continued making rent payments until the closing date of October 2002. The net asset value of the property at closing was approximately $470,000 and the net gain on the sale of the property in October 2002 was approximately $124,000. A sales commission of $18,500 was paid by the Partnership to an affiliate of the General Partner in the Fourth Quarter of 2002.

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

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease”) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.) During the Second Quarter of 2001 Management returned possession of the property to Centre and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,0000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part I- Item 3.)

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

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contained purchase option provisions. The owner of the Omega Restaurant in Milwaukee, WI exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property was in July 2003. At December 31, 2003 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the original cost of the property less accumulated depreciation. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner’s income tax returns, a true up with actual distributions is made.

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties is limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 7)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner made the amendments without a vote of the Limited Partners.

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

As of December 31, 2003 the aggregate minimum operating lease payments to be received under the leases (does not include Miami Subs as it was classified as held for sale in the Fourth Quarter of 2003) for the Partnership’s properties are as follows:

Year ending December 31,
2004	$1,666,908
2005	1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
Thereafter	7,888,173

$15,786,297

Percentage rentals included in rental income in 2003, 2002, and 2001 were $565,095, $599,591, and $588,818, respectively. The decrease in percentage rental income in 2003 is primarily a result of no percentage rent billing for 2003 for Popeye’s, due to its 2002 and 2001 percentage rent billing defaults and the tenant’s failure to report its 2003 sales. Due to the uncertainty of collection, the 2002 and 2001 percentage rents charged to Popeye’s were fully reserved in the Fourth Quarter of 2003.

Ten (10) of the properties are leased to WenCoast Restaurants, a franchisee of Wendy’s restaurants.

WenCoast base rents accounted for 52% of total operating base rents for 2003 (excluding properties sold or held for sale in 2003.)

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership shall only be responsible for its allocable share of such minimum and maximum annual amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 maximum annual office rent and related office overhead reimbursement). Effective March 1, 2003, the minimum annual Base Fee and the maximum annual reimbursement for office rent and overhead increased by 1.58%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2003 the minimum monthly Base Fee paid by the Partnership was raised to $16,903.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,859 to date on the amounts recovered, which includes 2003, 2002 and 2001 fees of $261, $135 and $278, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the years ended December 31, 2003, 2002, and 2001, are as follows:

Current General Partner	Incurred for the Year ended December 31, 2003	Incurred for the Year ended December 31, 2002	Incurred for the Year ended December 31, 2001
Management fees	$202,049	$198,639	$192,902
Restoration fees	261	135	278
Overhead allowance	16,322	16,037	15,586
Sales commission	58,000	18,540	0
Leasing commissions	13,420	13,800	8,644
Reimbursement for out-of-pocket expenses	5,920	7,726	9,690
Cash distribution	6,530	6,533	6,935

	$302,502	$261,410	$234,035

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees will be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2003. Funds are invested in U.S. Treasury securities. In addition, $132,322 of earnings has been credited to the Trust as of December 31, 2003. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership had received no rent from the former tenant and had returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations, and on December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release (“Agreement”) was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the “Settlement”) from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement includes the termination of the Ground Lease, dismissal of the Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total Operating Revenues	$411,157	$460,994	$668,432	$730,658
Income from Continuing Operations	$69,888	$224,783	$494,414	$366,222
Income (Loss) From Discontinued Operations	$44,882	$38,434	$329,246	$16,463
Net Income	$114,770	$263,217	$823,660	$382,685
Net Income per Unit	$2.45	$5.63	$17.62	$8.19

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total Operating Revenues	$428,986	$450,124	$670,254	$757,126
Income from Continuing Operations	$241,576	$153,389	$413,144	$506,729
Income (Loss) from Discontinued Operations	$56,417	$57,632	$(40,771)	$147,189
Net Income	$297,993	$211,021	$372,373	$653,918
Net Income per Unit	$6.37	$4.51	$7.97	$13.99

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total Operating Revenues	$481,532	$474,227	$601,428	$744,894
Income from Continuing Operations	$237,081	$268,792	$366,040	$403,603
Income From Discontinued Operations	$87,908	$231,737	$93,584	$45,034
Net Income	$324,989	$500,529	$459,624	$448,637
Net Income per Unit	$6.95	$10.71	$9.83	$9.60

12. SUBSEQUENT EVENTS:

On February 13, 2004, the Partnership made distributions to the Limited Partners of $325,000 amounting to $7.02 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement (“PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 53 - President, Founder and Director.

Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company (“NKCDC”), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC’s holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company’s real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty committee, a legislative “watchdog” organization for the commercial real estate industry headquartered in Washington, DC.

The Advisory Board, although its members are not “Directors” or “Executive Officers” of the Partnership, provides advisory oversight to management of the Partnership and consists of:

William Arnold - Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner.

Jesse Small – CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. On the first of this year he merged his highly personalized service with

Bianchi & Company, P.A. of Boca Raton, to form the firm of Small & Bianchi P.A., with its corporate office to remain in Hallandale. Mr. Small is a Limited Partner representing DiVall 2.

Richard W. Otte - Retired. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio’s capital city. Mr. Otte’s 53 years in professional journalism also include news reporting, editing and sports assignments with the Dayton, (OH)- Journal Herald and Springfield News-Sun and as an editorial writer for the Daytona Beach (FL) News- Journal Corporation. Mr. Otte is a Limited Partner representing DiVall 2.

Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing DiVall 2.

Item 11. Executive Compensation

The Partnership has not paid any “executive compensation” to the corporate General Partner or to the directors and officers of the General Partner. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a.) As of December 31, 2003, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b.) As of December 31, 2003, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG’s compensation includes a management fee (“Base Fee”) for managing the Partnership equal to 4% of the Partnership’s gross collected receipts. Between the Partnerships, TPG is entitled to an aggregate minimum Base Fee of $300,000 per year. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such Base Fees resulting from recoveries from former general partners is designated as restoration fees. Between the Partnerships, TPG is also entitled to reimbursement for office rent and related office overhead in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 maximum office rent and related office overhead reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum Base Fee and maximum office rent and related office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2003 the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.58% representing the allowable annual CPI adjustments. Therefore, as of March 1, 2003 the minimum monthly Base Fee was increased to $16,903. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

The PMA had an original expiration date of December 31, 2002, and was extended three years by the General Partner, TPG, in the First Quarter of 2003. The new expiration date is December 31, 2005, but could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. At December 31, 2003 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following fees and reimbursements to management and its affiliates in 2003:

The Provo Group, Inc.:

Management Fees	$202,049
Restoration Fees	261
Sales Commission	58,000
Leasing Commissions	13,420
Office Overhead Allowance	16,322
Direct Cost Reimbursements	5,920

2003 Total	$295,972

Item 14. Control and Procedures

Within the 90-day period prior to the filing of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation the CEO and the CFO have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a	)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Independent Auditors’ Report

Balance Sheets, December 31, 2003 and 2002

Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

Statements of Partners’ Capital for the Years Ended December 31, 2003, 2002, and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

Notes to Financial Statements

		2.	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2003

All other schedules for which provision is made in the applicable accounting regulation of the Securities and
Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

		3.	Listing of Exhibits

			3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

			3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

			3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.0	Correspondence to the Limited Partners dated February 13, 2004 regarding the Fourth Quarter 2003 distribution.

(b)	Reports on Form 8-K:

The Registrant filed Form 8-K on August 14, 2002.

The Registrant filed Form 8-K/A on August 27, 2002.

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

Item 16. Principal Accounting Firm Fees and Services

Aggregate fees billed to the Partnership for the years ended December 31, 2003 and 2002 by the Partnership’s principal accounting firm, Deloitte & Touche LLP were as follows:

	2003	2002
Audit Fees	$94,905	$48,835
Tax Fees	14,250	14,250

Total Fees	$109,155	$63,085

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in latest statement of operations is computed (years)
Phoenix, Arizona	—	444,224	421,676	—	444,224	421,676	865,900	240,332	-	6/15/88	31.5
N. Richland Hills, Texas (1)	—	762,580	584,139	—	662,580	480,123	1,142,703	283,994	-	7/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	242,872	-	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	218,875	-	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,178	647,403	220,517	-	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	164,132	-	12/22/88	31.5
Park Forest, Illinois	—	187,900	393,038	—	187,900	393,038	580,938	199,622	-	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	188,555	-	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	200,088	-	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	148,747	-	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	128,378	-	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	229,663	-	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	287,991	161,996	551,056	713,052	306,649	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	190,774	-	12/29/89	31.5
Charleston, South Carolina	—	286,068	294,870	—	286,068	294,870	580,938	137,440	-	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	171,327	-	12/29/89	31.5
Grand Forks, North Dakota	—	172,701	566,674	—	172,701	566,674	739,375	264,127	-	12/28/89	31.5
Phoenix, Arizona	—	241,371	843,132	—	241,371	843,133	1,084,503	392,985	-	1/1/90	31.5
Ogden, Utah	—	194,350	452,075	—	194,350	452,075	646,425	230,196	-	1/31/90	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,466	317,619	-	6/1/90	31.5

	$0	$5,765,976	$8,963,120	$287,991	$5,632,736	$8,899,963	$14,532,699	$4,476,862

(1)	This property was written down to its estimated net realizable value at December 31, 1998
(2)	In the Fourth Quarter of 2001 a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(B) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investment in Real Estate	Year Ended December 31, 2003	Year Ended December 31, 2002	Accumulated Depreciation	Year Ended December 31, 2003	Year Ended December 31, 2002
Balance at beginning of year	$17,363,118	$18,857,713	Balance at beginning of year	$5,033,067	$5,185,160
Additions:	0	0	Additions charged to costs and expenses	280,005	324,506

Deletions:
Milwaukee, WI property written-down (1)	(15,189)	0
Sale of Milwaukee, WI property (1)	(967,825)	0	Deletion due to sale of Milwaukee, WI property	(280,826)	0
Sale of Fond du Lac property (2)	(849,768)	0	Deletion due to sale of Fond du Lac, WI property	(247,621)	0
Sale of Twin Falls, ID property (3)	(508,892)		Deletion due to sale of Twin Falls, ID property	(193,832)	0
Palm Beach, FL property held for sale (4)	(488,745)	0	Deletion due to Palm Beach, FL held for sale	(113,931)	0
South Milwaukee, WI property written-down (5)	0	(98,000)
South Milwaukee, WI property held for sale (5)	0	(710,032)	Deletion due to South Milwaukee, WI property held for sale	0	(260,096)
Sale of Hartford, WI property (6)	0	(686,563)	Deletion due to sale of Hartford, WI property	0	(216,503)

Balance at end of year	$14,532,699	$17,363,118	Balance at end of year	$4,476,862	$5,033,067

(1)	This property was written-down to its estimated fair value of $790,000 at June 30, 2003 and was sold in July 2003
(2)	This property was sold in July 2003.
(3)	This property was sold in August 2003.
(4)	This property was reclassified as held for sale in the Fourth Quarter of 2003 as a contract was executed for the anticipated sale of the property in the Second Quarter of 2004.
(5)	This property was written-down to its estimated fair value of $450,000 at September 30, 2002 and was reclassified as held for sale in the Fourth Quarter of 2002 as a contract was executed for the anticipated sale of the property in the First Quarter of 2003. The property was sold in April 2003 at a sales price of $450,000.
(6)	This property was sold in October 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: March 4, 2004