Form 10-Q
period 2004-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2004-05-11
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

1100 Main Street, Suite 1830, Kansas City, Missouri 64105

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

CONDENSED BALANCE SHEETS

March 31, 2004 and December 31, 2003

ASSETS

(Unaudited)

	March 31, 2004	December 31, 2003
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(4,973,362)	(4,908,005)

Net investment properties and equipment	9,990,480	10,055,837

OTHER ASSETS:

Property held for sale	393,563	391,313
Cash and cash equivalents	994,086	673,142
Cash held in Indemnification Trust (Note 8)	383,322	382,322
Rents and other receivables (Net of allowance of $103,509 in 2004 and 2003)	30,311	510,459
Property tax receivable	7,103	0
Deferred rent receivable	108,492	109,705
Prepaid insurance	22,615	3,067
Deferred charges, net	269,787	272,986

Total other assets	2,209,279	2,342,994

Total assets	$12,199,759	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2004 and December 31, 2003

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES:
Accounts payable and accrued expenses	$47,308	$93,168
Property taxes payable	32,215	87,648
Due to General Partner	1,368	1,984
Security deposits	129,585	129,585
Unearned rental income	29,380	29,380

Total liabilities	239,856	341,765

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	205,660	203,372
Cumulative cash distributions	(84,919)	(84,004)

	120,741	119,368

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	26,726,191	26,499,727
Cumulative cash distributions	(53,405,268)	(53,080,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,839,162	11,937,698

Total partners’ capital	11,959,903	12,057,066

Total liabilities and partners’ capital	$12,199,759	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2004 and 2003

(Unaudited)

	Three Months ended March 31,
	2004	2003
OPERATING REVENUES:
Rental income (Note 5)	$421,270	$411,158

TOTAL OPERATING REVENUES	421,270	411,158

OPERATING EXPENSES
Partnership management fees (Note 6)	50,998	50,130
Restoration fees (Note 6)	96	53
Insurance	11,192	19,437
General and administrative	21,674	15,347
Advisory Board fees and expenses	3,500	3,653
Personal property taxes	0	14,214
Professional services	39,584	125,706
Maintenance and repair expenses	1,882	22,855
Expenses incurred due to default by lessee or vacancy	0	1,860
Property taxes	41,270	0
Settlement expense (Note 10)	0	22,134
Depreciation	65,357	65,357
Amortization	3,199	2,505
Provision for non-collectible rents and other receivables	0	2,596

TOTAL OPERATING EXPENSES	238,752	345,847

OTHER INCOME
Interest income	2,003	3,108
Other income (Note 10)	24,576	135
Recovery of amounts previously written off (Note 2)	2,405	1,335

TOTAL OTHER INCOME	28,984	4,578

INCOME FROM CONTINUING OPERATIONS	211,502	69,889
INCOME FROM DISCONTINUED OPERATIONS	17,250	44,881

NET INCOME	$228,752	$114,770

NET INCOME- CURRENT GENERAL PARTNER	$2,288	$1,148
NET INCOME- LIMITED PARTNERS	226,464	113,622

	$228,752	$114,770

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$4.52	$1.50
INCOME FROM DISCONTINUED OPERATIONS	.37	.96

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.89	$2.46

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228,752	$114,770
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	68,556	80,292
Recovery of amounts previously written off	(2,405)	(1,335)
Provision for non-collectible rents and other receivables	0	2,596
Property write-down	0	32,838
Interest applied to Indemnification Trust account	(1,000)	(1,193)
Changes in operating accounts:
Decrease in rents and other receivables	480,148	484,664
(Increase) Decrease in prepaid expenses	(19,548)	8,682
Increase in deferred rent receivable	(1,037)	(26,356)
(Increase) Decrease in Property Tax receivable	(7,103)	518
(Decrease) Increase in due to current General Partner	(616)	590
Decrease in accounts payable and other accrued	(45,860)	(104,103)
(Decrease) Increase in property taxes payable	(55,433)	7,062
Decrease in unearned rental income	0	(75,947)

Net cash flows from operating activities	644,454	523,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of leasing commissions	0	(31,920)
Recoveries from former General Partner affiliates	2,405	1,335

Net cash flows from investing activities	2,405	(30,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(325,000)	(1,055,000)
Cash distributions to current General Partner	(915)	(590)

Net cash flows from financing activities	(325,915)	(1,055,590)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,944	(563,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	673,142	1,369,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$994,086	$806,151

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2003 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2004, and the statements of income for the three month periods ended March 31, 2004 and 2003, and cash flows for the three month periods ended March 31, 2004 and 2003.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At March 31, 2004, the Partnership owned 21 properties with specialty leasehold improvements in six (6) of these properties.

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

During the three month periods ended March 31, 2004 and 2003 the Partnership recognized income from discontinued operations of $17,000 and $45,000 respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property.

The components of discontinued operations for the three-month periods ended March 31, 2004 and 2003 are outlined below.

	2004	2003
Balance Sheet:
Land	$325,487	$1,462,066
Buildings	163,257	2,045,546
Accumulated depreciation	(113,931)	(1,088,332)
Deferred charges, net	0	62,000
Deferred rent receivable	18,750	58,129

Property held for sale	$393,563	$2,539,409

	2004	2003
Statements of Income:
Revenues:
Rental Income	$17,250	$96,149

Total Revenues	17,250	96,149

Expenses:
Property Write-down	0	32,838
Depreciation	0	10,604
Amortization	0	1,826
Management Services	0	6,000

Total Expenses	0	51,268

Income from Discontinued Operations	$17,250	$44,881

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2004, $5,825,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2004 the Partnership has recognized a total of $1,137,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2004, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s – Park Forest, IL

Through March 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through December 31, 2003 Management had charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the $20,000 first installment for the 2003 taxes was paid in February 2004. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC notifying the Popeye’s tenant that payment of the amount due for the 2002 property tax balance is hereby demanded and unless payment is received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership will pursue all legal remedies available which may include an action to recover possession and termination of the Lease. The notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 legal counsel obtained in court an order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. Management then proceeded to enter into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 on April 22, 2004); and (2) fund the 2003 property tax second installment due in September 2004 through escrow payments made to the Partnership by June 2004. Management intends to waive the outstanding percentage rents and not to take possession of the property if the tenant adheres to this verbal agreement. Litigation in connection with unpaid percentage rents has not been suspended and will proceed as scheduled until such time as all property tax obligations through 2003 have been satisfied by the tenant.

Miami Subs, FL Property

A sales contract was executed in January 2004 for the sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The net asset value of the property at March 31, 2004 classified as property held for sale, was approximately $393,000, which included $325,000 related to land, $49,000 related to buildings and equipment, and $19,000 related to deferred rent.

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

Grand Forks, ND Property

During February 2003 a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent was $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property. The Partnership had incurred expenditures of approximately $27,000 to replace the roof on the property in the Third Quarter of 2002.

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

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee’s- South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs to sell.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreement the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II – Item 1.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At March 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

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

As of March 31, 2004 aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties, excluding property held for sale, are as follows:

Year ending December 31,
2004	$1,666,908
2005	1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
Thereafter	7,888,173

$15,786,297

Percentage rentals included in rental income in the quarters ended March 31, 2004 and 2003, were $4,000.

Base rents for WenCoast Restaurants, a franchisee of Wendy’s restaurants, accounted for 52% of total operating base rents for 2003 (excluding properties sold or held for sale in 2003.) For the three-month period ended March 31, 2004 Wencoast base rents accounted for 51% of total operating base rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership shall only be responsible for its allocable share of such minimum and maximum annual amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 maximum annual office rent and related office overhead reimbursement). Effective March 1, 2004, the minimum annual Base Fee and the maximum annual reimbursement for office rent and overhead increased by 2.28%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2004 the minimum monthly Base Fee paid by the Partnership was raised to $17,288.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $55,955 to date on the amounts recovered, which includes 2004 fees of $96. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three -month periods ended March 31, 2004 and 2003 are as follows:

Current General Partner	Incurred for the Three-month Period ended March 31, 2004	Incurred for the Three-month Period ended March 31, 2003
Management fees	$50,998	$50,130
Restoration fees	96	53
Overhead allowance	4,122	4,049
Leasing commissions		13,420
Reimbursement for out-of-pocket expenses	1,250	1,318
Cash distribution	915	590

	$57,381	$69,560

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the restoration account was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the

Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2004. Funds are invested in U.S. Treasury securities. In addition, $133,322 of earnings has been credited to the Trust as of March 31, 2004. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Former Mulberry Street Grill property

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. The Partnership was unable to proceed with the claim against National Restaurant due to the failure to locate.

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

DeDan bankruptcy

During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, DiVall 2 leased some properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and DiVall 2 obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, ended up in bankruptcy and DiVall 2 filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults.

11. SUBSEQUENT EVENTS:

On May 14, 2004, the Partnership is scheduled to make distributions to the Limited Partners of $415,000 amounting to $8.97 per Interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at March 31, 2004, were originally purchased at a price, including acquisition costs, of approximately $16,741,210.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2004, the Partnership owned 19 fully constructed fast-food restaurants, a video store, and a preschool. The 21 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Miami Subs restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 21 properties are located in a total of eleven (11) states.

During the three month periods ended March 31, 2004 and 2003 the Partnership recognized income from discontinued operations of $17,000 and $45,000, respectively. The 2004 income from discontinued operations is attributable to reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s – Park Forest, IL

Through March 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through December 31, 2003 Management had charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which have not been recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant is delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the $20,000 first installment for the 2003 taxes was paid in February 2004. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC notifying the Popeye’s tenant that payment of the amount due for the 2002 property tax balance is hereby demanded and unless payment is received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership will pursue all legal remedies available which may include an action to recover possession and termination of the Lease. The notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 legal counsel obtained in court an order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. Management then proceeded to enter into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 on April 22, 2004); and (2) fund the 2003 property tax second installment due in September 2004 through escrow payments made to the Partnership by June 2004. Management intends to waive the outstanding percentage rents and not to take possession of the property if the tenant adheres to this verbal agreement. Litigation in connection with unpaid percentage rents has not been suspended and will proceed as scheduled until such time as all property tax obligations through 2003 have been satisfied by the tenant.

Miami Subs, FL Property

A sales contract was executed in January 2004 for the sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The net asset value of the property at March 31, 2004, classified as property held for sale, was approximately $393,000, which included $325,000 related to land, $49,000 related to buildings and equipment, and $19,000 related to deferred rent.

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

South Milwaukee, WI property

In October 2002 Management entered into a contract to sell the vacant Hardee’s- South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002 the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs to sell.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreement the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At March 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

Other Assets

Property held for sale, which is due to the classification of the Miami Subs property as held for sale in the Fourth Quarter of 2003, amounted to approximately $393,000 at March 31, 2004 and included $325,000 related to land, $49,000 related to buildings and equipment, and $19,000 related to deferred rent.

Cash and cash equivalents, held by the Partnership, totaled approximately $994,000 at March 31, 2004 compared to $673,000 at December 31, 2003. Cash of $415,000 is anticipated to be used to fund the First Quarter 2004 distributions to Limited Partners in May 2004; cash of $47,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

Rents and other receivables amounted to approximately $30,000 (net of allowance of $103,500) at March 31, 2004 compared to $510,000 (net of allowance of $103,500) as of December 31, 2003. The tenant Miami Subs is delinquent on approximately four months rent ($19,000) and has made a verbal agreement with Management to make catch-up payments. The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, Management had charged Popeye’s late fees totaling $52,000 (which includes 2003 and 2002 late fee charges of $35,000 and $17,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. (For further discussion see Note 3- Investment Properties.) Village Inn in Grand Forks, ND was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management initiated legal action against Village Inn for past due rents of approximately $137,000, as well as other damages. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002 Management charged Village Inn late fees totaling $3,400 (which were not recognized as revenue due to uncertainty of collection) in relation to the 2002 past due rents. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn pursuant to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003.

Property tax receivable at March 31, 2004 totaled $7,000. The balance primarily represents the second installment of Panda Buffet’s 2003 real estate taxes due the Partnership. Repayment of the first installment was received by the Partnership in March 2004.

Deferred charges totaled approximately $270,000 and $273,000, net of accumulated amortization, at March 31, 2004 and December 31, 2003, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Daytona’s- All Sports Café lease. Deferred charges totaling $56,000 related to the Milwaukee, WI and Hardee’s- Fond du Lac, WI properties were written-off when the two properties were sold in the Third Quarter of 2003.

Liabilities

Accounts payable and accrued expenses at March 31, 2004, in the amount of $47,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at March 31, 2004 and December 31, 2003 amounted to $32,000 and $88,000 respectively. Property taxes payable at December 31, 2003, primarily represented 2003 and 2002 real estate taxes due for the Popeye’s- Park Forest property. Since the tenant was delinquent on payment of these taxes to Cook County, Illinois, the Partnership paid the 2002 property taxes in January 2004 and the first installment of the 2003 taxes in February 2004. The Partnership continues to pursue legal remedies to collect reimbursement from the tenant, but has not recognized any revenue related to these accounts as of March 31, 2004.

Due to the Current General Partner amounted to $1,368 at March 31, 2004 and primarily represented the General Partner’s First Quarter 2004 distributions.

Partners’ Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided for in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 1 of this report. The former general partners’ deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions to the Limited Partners and to the General Partner during 2004 of $325,000 and $915 respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter 2004 distributions of $415,000 on May 14, 2004.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended March 31, 2004, in the amount of $212,000 compared to income from continuing operations for the three-month period ended March 31, 2003 of $70,000. The variance in income from continuing operations in 2003 compared to 2002 and 2001 is due primarily to: (i) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (ii) increased legal expenditures in 2003 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (iii) increased audit fees in 2003; (v) an insurance premium adjustment in the First Quarter of 2003; (vi) 1989 personal property taxes paid in the First Quarter of 2003; (viii) increased maintenance expenditures at the Grand Forks, ND property in 2003; and (vii) the Mulberry Street Grill settlement payment in February 2003.

Discontinued Operations

During the three- month periods ended 2004 and 2003 the Partnership recognized income from discontinued operations of $17,000 and $45,000, respectively. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2004 income from discontinued operations is attributable to reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property.

Revenues

Total operating revenues amounted to $421,000 and $411,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 total base operating rent revenues (excluding properties held for sale) should approximate $1,667,000 for the year 2004 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended March 31, 2004 and 2003, total operating expenses amounted to approximately 57% and 84%, of total operating revenue, respectively. The variance between 2004 and 2003 operating expenditures are due to: (i) increased 2003 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (ii) increased 2003 audit fees; (iii) an insurance premium adjustment in the First Quarter of 2003; (iv) 1989 personal property taxes paid in the First Quarter of 2003; (v) the Mulberry Street Grill settlement payment in February 2003; and (vi) increased maintenance expenditures at the Grand Forks, ND property in 2003.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to $2,600 for the three-month period ended March 31, 2003. The write-offs are the result of tenant defaults.

Other Income

For the three-month periods ended March 31, 2004 and 2003 the Partnership generated other income of approximately $29,000 and $5,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, DiVall 2 leased some properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and DiVall 2 obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, ended up in bankruptcy and DiVall 2 filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 25% of operating rental income for the year 2003. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Former Mulberry Street Grill property

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF are liable to the Partnership for breach of the subleases and any damages for which the Partnership may be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. The Partnership was unable to proceed with the claim against National Restaurant due to the failure to locate.

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

DeDan Bankruptcy

During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, DiVall 2 leased some properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and DiVall 2 obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, ended up in bankruptcy and DiVall 2 filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.1	302 Certifications.

99.0	Correspondence to the Limited Partners dated May 14, 2004 regarding the First Quarter 2004 distribution.

(b)	Report on Form 8-K:

The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	May 3, 2004