Form 10-Q
period 2004-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2004-08-11
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

CONDENSED BALANCE SHEETS

June 30, 2004 and December 31, 2003

ASSETS

(Unaudited)

	June 30, 2004	December 31, 2003
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,038,718)	(4,908,005)

Net investment properties and equipment	9,925,124	10,055,837

OTHER ASSETS:

Property held for sale	0	391,313
Cash and cash equivalents	1,532,864	673,142
Cash held in Indemnification Trust (Note 8)	384,222	382,322
Rents and other receivables (Net of allowance of $112,009 in 2004 and $103,509 in 2003)	50,210	510,459
Property tax receivable (Net of allowance of $6,679 in 2004)	15,582	0
Deferred rent receivable	107,278	109,705
Prepaid insurance	12,773	3,067
Deferred charges, net	266,589	272,986

Total other assets	2,369,518	2,342,994

Total assets	$12,294,642	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2004 and December 31, 2003

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	June 30, 2004	December 31, 2003
LIABILITIES:
Accounts payable and accrued expenses	$47,422	$93,168
Property taxes payable	44,215	87,648
Due to General Partner	2,504	1,984
Security deposits	114,585	129,585
Unearned rental income	29,380	29,380

Total liabilities	238,106	341,765

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	210,796	203,372
Cumulative cash distributions	(86,974)	(84,004)

	123,822	119,368

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	27,234,743	26,499,727
Cumulative cash distributions	(53,820,268)	(53,080,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,932,714	11,937,698

Total partners’ capital	12,056,536	12,057,066

Total liabilities and partners’ capital	$12,294,642	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six- Month Periods Ended June 30, 2004 and 2003

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES
Rental income (Note 5)	$452,115	$410,995	$873,385	$822,152
Lease termination fee (Note 3)	0	50,000	0	50,000
Property tax reimbursements (Note 3)	75,000	0	75,000	0

TOTAL OPERATING REVENUES	527,115	460,995	948,385	872,152

OPERATING EXPENSES
Partnership management fees (Note 6)	51,692	50,647	102,689	100,776
Restoration fees (Note 6)	172	62	269	116
Insurance	9,580	8,681	20,772	28,119
General and administrative	38,255	36,700	59,930	52,049
Advisory Board fees and expenses	3,500	2,188	7,000	5,840
Personal property taxes	0	0	0	14,214
Professional services	44,260	70,556	83,844	196,261
Maintenance and repair expenses	840	1,007	2,722	23,862
Expenses incurred due to default by lessee or vacancy	0	2,833	0	4,693
Property taxes	10,200	0	51,469	0
Other property expenses	3,770	0	3,770	0
Settlement expense (Note 10)	0	0	0	22,134
Depreciation	65,357	65,357	130,713	130,713
Amortization	3,198	3,199	6,397	5,702
Provision for non-collectible rents and other receivables	0	0	0	2,596

TOTAL OPERATING EXPENSES	230,824	241,230	469,575	587,075

OTHER INCOME

Interest income	2,463	3,567	4,466	6,675
Bankruptcy claim (Note 10)	0	0	24,271	0
Recovery of amounts previously written off (Note 2)	4,309	1,556	6,714	2,891
Other income/(expenses)	0	(106)	304	29

TOTAL OTHER INCOME	6,772	5,017	35,755	9,595

INCOME FROM CONTINUING OPERATIONS	303,063	224,782	514,565	294,672
INCOME FROM DISCONTINUED OPERATIONS	210,625	38,435	227,875	83,315

NET INCOME	$513,688	$263,217	$742,440	$377,987

NET INCOME- CURRENT GENERAL PARTNER	$5,137	$2,632	$7,424	$3,780
NET INCOME- LIMITED PARTNERS	508,551	260,585	735,016	374,207

	$513,688	$263,217	$742,440	$377,987

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$6.48	$4.81	$11.01	$6.30
INCOME FROM DISCONTINUED OPERATIONS	4.51	.82	4.87	1.78

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$10.99	$5.63	$15.88	$8.08

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$742,440	$377,987

Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	137,110	157,072
Recovery of amounts previously written off	(6,714)	(2,891)
Gain on sale of investment property	(210,554)	0
Provision for non-collectible rents and other receivables	15,179	2,596
Property write-down	0	48,027
Interest applied to Indemnification Trust account	(1,900)	(2,048)
Changes in operating accounts:
Decrease in rents and other receivables	451,749	622,294
(Increase) Decrease in prepaid expenses	(9,706)	17,363
Increase in deferred rent receivable	(2,073)	(42,784)
(Increase) Decrease in Property Tax receivable	(22,261)	5,191
Increase (Decrease) in due to current General Partner	520	(1,502)
Decrease in accounts payable and other accrued	(45,746)	(68,289)
Decrease in property taxes payable	(43,433)	(16,839)
(Decrease) Increase in security deposits	(15,000)	7,500
Decrease in unearned rental income	0	(732)

Net cash flows from operating activities	989,611	1,102,945

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment of leasing commissions	0	(31,920)
Net proceeds from sale of investment property	606,367	417,099
Recoveries from former General Partner affiliates	6,714	2,891

Net cash flows from investing activities	613,081	388,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(740,000)	(1,565,000)
Cash distributions to current General Partner	(2,970)	(1,704)

Net cash flows from financing activities	(742,970)	(1,566,704)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	859,722	(75,689)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	673,142	1,369,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,532,864	$1,293,559

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2004, and the statements of income for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At June 30, 2004, the Partnership owned 20 properties with specialty leasehold improvements in six (6) of these properties.

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

During the three-month periods ended June 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $211,000 and $38,000 respectively. During the six-month period ended June 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $228,000 and $83,000, respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 and a Second Quarter write-down of $15,000 related to the South Milwaukee property.

The components of property held for sale included in the condensed balance sheet for the year-ended December 31, 2003 are outlined below.

Year ended December 31, 2003
Balance Sheet:

Land	$325,487

Buildings	163,257

Accumulated depreciation	(113,931)

Deferred rent receivable	16,500

Property held for sale	$391,313

The components of discontinued operations included in the condensed statements of income for the three and six-month periods ended June 30, 2004 and 2003 are outlined below.

	Three month Period ended June 30, 2004	Three month Period ended June 30, 2003	Six month Period ended June 30, 2004	Six month Period ended June 30, 2003
Statements of Income:
Revenues:
Rental Income	$15,250	$63,649	$32,500	$159,799

Total Revenues	15,250	63,649	32,500	159,799

Expenses:
Property Write-down	0	15,189	0	48,027
Depreciation	0	6,400	0	17,004
Amortization	0	1,825	0	3,653
Management Services	0	1,800	0	7,800
Provision for non-collectible rents and other receivables	15,179	0	15,179	0

Total Expenses	15,179	25,214	15,179	76,484

Net Gain on Sale of Properties	210,554	0	210,554	0

Income from Discontinued Operations	$210,625	$38,435	$227,875	$83,315

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2004, $5,829,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2004 the Partnership has recognized a total of $1,141,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s – Park Forest, IL

Through June 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through June 30, 2004 Management had charged

Popeye’s late fees totaling $73,000 (which includes 2004 and 2003 late fee charges of $21,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004. The 2003 percentage rent that will be billed Popeye’s in August 2004 is approximately $19,000; however, due to the uncertainty of collection the amount will not be recognized as revenue for financial statement purposes until such time as the rent is collected.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the $20,000 first installment for the 2003 taxes was paid in February 2004. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC, the Popeye’s tenant, demanding payment of the amount due for the 2002 property tax balance and unless payment was received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership would pursue all legal remedies available, including an action to recover possession and termination of the Lease. The Notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership has received $25,000 in each April, May, June and July 2004); and (2) fund the $20,000 2003 property tax second installment due in September 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership has not received prorated payments to-date). If the tenant adheres to this verbal agreement, Management intends to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and not to take possession of the property.

Miami Subs, FL Property

A sales contract was executed in January 2004 for the sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The closing date on the sale of the property was June 2004 and the net sales proceeds totaled approximately $606,000. A net gain on the sale of $211,000 was recognized in the Second Quarter of 2004. Closing and other sale related costs amounted to $44,000, which included sales commissions totaling $39,000, of which $19,500 was paid to a General Partner affiliate and $19,500 was paid to a non-affiliated broker.

At the time of closing the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management intends to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, half of the total outstanding receivable balances were reserved in June 2004.

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

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc., the tenant, informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

At June 30, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

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

As of June 30, 2004 aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2004	$1,666,908
2005	1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
Thereafter	7,888,173

$15,786,297

Percentage rentals included in rental income for the six months ended June 30, 2004 were $41,000.

Base rents for WenCoast Restaurants, a franchisee of Wendy’s restaurants, accounted for 52% of total operating base rents for 2003 (excluding properties sold or held for sale in 2003.) For the three and six month period ended June 30, 2004 Wencoast base rents accounted for 51%, of total operating base rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 maximum annual office rent and related office overhead reimbursement). Effective March 1, 2004, the minimum annual Base Fee and the maximum annual reimbursement for office rent and overhead increased by 2.28%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2004 the minimum monthly Base Fee paid by the Partnership was raised to $17,288.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $56,128 to date on the amounts recovered, which includes 2004 fees of $269. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and six-month periods ended June 30, 2004 and 2003 are as follows:

Current General Partner	Incurred for the Three-month Period ended June 30, 2004	Incurred for the Three-month Period ended June 30, 2003	Incurred for the Six-month Period ended June 30, 2004	Incurred for the Six-month Period ended June 30, 2003
Management fees	$51,692	$50,647	$102,689	$100,776
Restoration fees	172	62	269	116
Overhead allowance	4,184	4,091	8,307	8,140
Leasing commissions	0	0	0	13,420
Sales commissions	19,500	0	19,500	0
Reimbursement for out-of-pocket expenses	3,565	2,232	4,816	3,550
Cash distribution	2,055	1,114	2,970	1,704

	$81,168	$58,146	$138,551	$127,706

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2004. Funds are invested in U.S. Treasury securities. In addition, $134,222 of earnings has been credited to the Trust as of June 30, 2004. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:

Former Mulberry Street Grill property

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, following such notification the Partnership received no rent from the former tenant and elected to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the Ground Lease obligations, and on December 31, 2001 the total Ground Lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF were liable to the Partnership for breach of the subleases and any damages for which the Partnership might be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. The Partnership was unable to proceed with the claim against National Restaurant due to the failure to locate such defendant.

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

In addition, the Agreement included the termination of the Ground Lease, dismissal of the Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

DeDan bankruptcy

During January 2004 the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at June 30, 2004, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

During the three-month periods ended June 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $211,000 and $38,000 respectively. During the six-month period ended June 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $228,000 and $83,000, respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 and a Second Quarter write-down of $15,000 related to the South Milwaukee property

The following summarizes significant developments, by property, for properties with such developments (see comments in notes to condensed financial statements).

Popeye’s – Park Forest, IL

Through June 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through June 30, 2004 Management had charged Popeye’s late fees totaling $73,000 (which includes 2004 and 2003 late fee charges of $21,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore 2003 percentage rents were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004. The 2003 percentage rent that will be billed Popeye’s in August 2004 is approximately $19,000; however, due to the uncertainty of collection the amount will not be recognized as revenue for financial statement purposes, until such time as the rent is collected.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that will be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the $20,000 first installment for the 2003 taxes was paid in February 2004. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC, the Popeye’s tenant, demanding payment of the amount due for the 2002 property tax balance and notifying tenant that unless payment was received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership would pursue all legal remedies available, including an action to recover possession and termination of the Lease. The Notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management then proceeded to enter into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership has received $25,000 in each April, May, June and July 2004); and (2) fund the $20,000 2003 property tax second installment due in September 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership has not received prorated payments to-date). If the tenant adheres to this verbal agreement, Management intends to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and not to take possession of the property.

Miami Subs, FL Property

A sales contract was executed in January 2004 for the sale of the property in the Second Quarter of 2004 at a sales price of $650,000. The closing date on the sale of the property was June 2004 and the net sales proceeds totaled approximately $606,000. A net gain on the sale of $211,000 was recognized in the Second Quarter of 2004. Closing and other sale related costs amounted to $44,000, which included sales commissions totaling $39,000, of which $19,500 was paid to a General Partner affiliate and $19,500 was paid to a non-affiliated broker.

At the time of closing the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management intends to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection half of the total outstanding receivable balances were reserved in June 2004.

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

4785 Merle Hay Road- Des Moines, IA

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002 Hickory Park, Inc., the tenant, informed Management that they would not be renewing the property lease. However, in January 2003 Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003 Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

At June 30, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

Other Assets

Property held for sale, which was due to the classification of the Miami Subs property as held for sale in the Fourth Quarter of 2003, amounted to approximately $391,000 at December 31, 2003 and included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent. The closing date on the property was June 2004.

Cash and cash equivalents, held by the Partnership, totaled approximately $1,533,000 at June 30, 2004 compared to $673,000 at December 31, 2003. Cash of $1,085,000 is anticipated to be used to fund the Second Quarter 2004 distributions to Limited Partners in August 2004; cash of $47,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager or substitute general partner. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the condensed financial statements included in Item 1 of this report.

Rents and other receivables amounted to approximately $50,000 (net of allowance of $112,000) at June 30, 2004 compared to $510,000 (net of allowance of $103,500) as of December 31, 2003. Prior to the closing on the sale of the Miami Subs property, the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). Management intends to pursue legal remedies to collect Miami Sub’s past due balance; however, due to the uncertainty of collection half of the outstanding balance ($8,500) was reserved in June 2004. (For further discussion see Note 3- Investment Properties.) The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, Management has charged Popeye’s late fees totaling $73,000 (which includes 2004 and 2003 late fee charges of $21,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. (For further discussion see Note 3- Investment Properties.) Village Inn in Grand Forks, ND was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management initiated legal action against Village Inn for past due rents of approximately $137,000, as well as other damages. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002, Management charged Village Inn late fees totaling $3,400 (which were not recognized as revenue due to uncertainty of collection) in relation to the 2002 past due rents. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn pursuant to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003.

Property tax receivable at June 30, 2004 totaled approximately $16,000 (net of allowance of $6,700). The balance includes the second installment of Panda Buffet’s 2003 real estate taxes due the Partnership of $5,300. Repayment of the first installment was received by the Partnership in March 2004. In June 2004 the Partnership paid former tenant Miami Subs’ 2003 delinquent property taxes of $13,400. Management intends to pursue legal remedies to collect Miami Subs’ past due balance; however, due to the uncertainty of collection half of the outstanding balance ($6,700) was reserved in June 2004. (For further discussion see Note 3- Investment Properties.)

Deferred charges totaled approximately $267,000 and $273,000, net of accumulated amortization, at June 30, 2004 and December 31, 2003, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Daytona’s- All Sports Café lease. Deferred charges totaling $56,000 related to the Milwaukee, WI and Hardee’s- Fond du Lac, WI properties were written-off when the two properties were sold in the Third Quarter of 2003.

Liabilities

Accounts payable and accrued expenses at June 30, 2004, in the amount of $47,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at June 30, 2004 and December 31, 2003 amounted to $44,000 and $88,000 respectively. Property taxes payable at December 31, 2003, primarily represented 2003 and 2002 real estate taxes due for the Popeye’s- Park Forest property. Since the tenant was delinquent on payment of these taxes to Cook County, Illinois, the Partnership paid the full 2002 property taxes in January 2004 and the first installment of the 2003 taxes in February 2004. The Partnership continues to pursue legal remedies to collect reimbursement from the tenant. In the Second Quarter of 2004 $75,000 in property tax reimbursements from Popeye’s- Park Forest were recognized as revenues as related to these accounts. (For further discussion see Note 3- Investment Properties.) Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership.

Due to the Current General Partner amounted to $2,504, at June 30, 2004 and primarily represented the General Partner’s Second Quarter 2004 distributions.

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

Cash distributions to the Limited Partners and to the General Partner during 2004 of $740,000 and $2,970,respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter 2004 distributions of $1,085,000 on August 13, 2004.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended June 30, 2004, in the amount of $303,000 compared to income from continuing operations for the three-month period ended June 30, 2003 of $225,000. The Partnership reported income from continuing operations for the six-month period ended June 30, 2004, in the amount of $515,000 compared to income from continuing operations for the six-month period ended June 30, 2003 of $295,000. The variance in income from continuing operations in 2004 compared to 2003 is due primarily to: (i) the Second Quarter 2004 collection and revenue recognition of $75,000 in property tax reimbursements from Popeye’s; (ii) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (iii) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004; (iv) increased legal expenditures in 2003 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (v) increased audit fees in 2003; (vi) an insurance premium adjustment in the First Quarter of 2003; (vii) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Northern property; (viii) increased maintenance expenditures at the Grand Forks, ND property in 2003; and (ix) the Mulberry Street Grill settlement payment in February 2003.

Discontinued Operations

During the three- month periods ended June 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $211,000 and $38,000, respectively. During the six- month periods ended June 30, 2004 and 2003, the Partnership recognized income from discontinued operations of $228,000 and $83,000, respectively. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000. The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 and a Second Quarter write-down of $15,000 related to the South Milwaukee property.

Revenues

Total operating revenues amounted to $527,000 and $461,000 for the three-month periods ended June 30, 2004 and 2003, respectively. During the six- month periods ended June 30, 2004 and 2003, total operating revenues amounted to $948,000 and $872,000, respectively.

As of June 30, 2004 total base operating rent revenues should approximate $1,667,000 for the year 2004 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended June 30, 2004 and 2003, total operating expenses amounted to approximately 44% and 52%, of total operating revenue, respectively. For the six-month periods ended June 30, 2004 and 2003, total operating expenses amounted to approximately 50% and 67%, of total operating revenue, respectively. The variance between 2004 and 2003 operating expenditures are due to: (i) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (ii) increased 2003 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (iii) increased 2003 audit fees; (iv) an insurance premium adjustment in the First Quarter of 2003; (v) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Northern property; (vi) the Mulberry Street Grill settlement payment in February 2003; and (vii) increased maintenance expenditures at the Grand Forks, ND property in 2003.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to approximately $15,000 for the three and six- month period ended June 30, 2004. Write-offs for non-collectible rents and receivables amounted to $2,600 for the six- month period ended June 30, 2003. The write-offs are the result of tenant defaults.

Other Income

For the three-month periods ended June 30, 2004 and 2003 the Partnership generated other income of approximately $7,000 and $5,000, respectively. For the six-month periods ended June 30, 2004 and 2003 the Partnership generated other income of approximately $36,000 and $10,000, respectively. During January 2004 the

Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former Mulberry Street Grill property

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, following such notification the Partnership received no rent from the former tenant and elected to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the Ground Lease obligations, and on December 31, 2001 the total Ground Lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

The Partnership and TPG filed an answer denying any liability to Centre. In addition, the Partnership filed a third-party complaint against the National Restaurant Group, (“National Restaurant”), L.L.C., and its sub-tenant AMF. In the third-party complaint, the Partnership alleged that National Restaurant and AMF were liable to the Partnership for breach of the subleases and any damages for which the Partnership might be held liable pursuant to the Ground Lease. Due to the bankruptcy filing by AMF the Partnership was prevented from proceeding against them. The Partnership was unable to proceed with the claim against National Restaurant due to the failure to locate such defendant.

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

In early January 2003, Centre informed the Partnership that the replacement tenant had vacated the premises. In February 2003 the Partnership made an offer to Centre to settle the lawsuit and terminate the Ground Lease. In February 2003 a Settlement Agreement and Mutual Release (“Agreement”) was executed between Centre, the Partnership and TPG. The Agreement included a February 28, 2003 settlement payment of $115,000 (the “Settlement”) from the Partnership to Centre in satisfaction of any and all obligations the Partnership and TPG has now, or may have in the future, to Centre, whether in connection with the Complaint, the Judgment, the Ground Lease, or otherwise, except for any liability for violations of environmental law for which the Partnership is liable. In addition, the Agreement included the termination of the Ground Lease, dismissal of the Partnership’s Appeal, and the mutual liability release of all parties relating to or arising out of the Ground Lease, the Complaint, the Judgment, and the Appeal, except for violations of environmental laws.

Upon filing the Agreement with the Court, the $140,000 cash bond was returned from the clerk of the court to the Partnership in April 2003.

DeDan Bankruptcy

During January 2004 the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc. the leases of which were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Item 2-4.

None

Item 5. Controls and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation period covered by this report referred to above.

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 13, 2004 regarding the Second Quarter 2004 distribution.

(b)	Report on Form 8-K:

Registrant filed no reports on Form 8-K during the second quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: August 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: August 9, 2004