Form 10-Q
period 2004-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2004-11-08
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

CONDENSED BALANCE SHEETS

September 30, 2004 and December 31, 2003

ASSETS

(Unaudited)

	September 30, 2004	December 31, 2003
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,104,075)	(4,908,005)

Net investment properties and equipment	9,859,767	10,055,837

OTHER ASSETS:

Property held for sale	0	391,313
Cash and cash equivalents	833,050	673,142
Property tax cash escrow	20,163	0
Cash held in Indemnification Trust (Note 8)	385,748	382,322
Rents and other receivables (Net of allowance of $112,009 in 2004 and $103,509 in 2003)	255,873	510,459
Property tax receivable (Net of allowance of $6,679 in 2004)	16,646	0
Deferred rent receivable	105,815	109,705
Prepaid insurance	3,193	3,067
Deferred charges, net	263,391	272,986

Total other assets	1,883,879	2,342,994

Total assets	$11,743,646	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2004 and December 31, 2003

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES:
Accounts payable and accrued expenses	$70,804	$93,168
Property taxes payable	59,585	87,648
Due to General Partner	2,454	1,984
Security deposits	114,585	129,585
Unearned rental income	26,357	29,380

Total liabilities	273,785	341,765

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	215,800	203,372
Cumulative cash distributions	(88,975)	(84,004)

	126,825	119,368

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	27,730,065	26,499,727
Cumulative cash distributions	(54,905,268)	(53,080,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,343,036	11,937,698

Total partners’ capital	11,469,861	12,057,066

Total liabilities and partners’ capital	$11,743,646	$12,398,831

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine- Month Periods Ended September 30, 2004 and 2003

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES
Rental income (Note 5)	$641,434	$668,432	$1,514,819	$1,490,584
Lease termination fee (Note 3)	0	0	0	50,000
Property tax reimbursements (Note 3)	31,890	0	106,890	0
Property tax expense recovery (Note 3)	16,795	0	16,795	0

TOTAL OPERATING REVENUES	690,119	668,432	1,638,504	1,540,584

OPERATING EXPENSES
Partnership management fees (Note 6)	51,730	50,664	154,419	151,440
Restoration fees (Note 6)	134	45	403	161
Insurance	9,580	8,682	30,351	36,801
General and administrative	10,489	12,253	70,419	64,302
Advisory Board fees and expenses	3,500	2,188	10,500	8,028
Personal property taxes	0	1,102	0	15,316
Professional services	45,971	35,334	129,815	231,595
Maintenance and repair expenses	705	430	3,427	24,292
Expenses incurred due to default by lessee or vacancy	0	11	0	4,704
Property taxes	10,200	0	61,670	0
Other property expenses	820	0	4,590	0
Settlement expense (Note 10)	0	0	0	22,134
Depreciation	65,357	65,357	196,070	196,070
Amortization	3,198	3,198	9,595	8,900
Provision for non-collectible rents and other receivables	0	0	0	2,596

TOTAL OPERATING EXPENSES	201,684	179,264	671,259	766,339

OTHER INCOME
Interest income	3,229	4,116	7,695	10,791
Bankruptcy claim (Note 10)	0	0	24,271	0
Recovery of amounts previously written off (Note 2)	3,357	1,115	10,071	4,006
Other income	305	15	609	44

TOTAL OTHER INCOME	6,891	5,246	42,646	14,841

INCOME FROM CONTINUING OPERATIONS	495,326	494,414	1,009,891	789,086

INCOME FROM DISCONTINUED OPERATIONS	5,000	329,246	232,875	412,561

NET INCOME	$500,326	$823,660	$1,242,766	$1,201,647

NET INCOME - CURRENT GENERAL PARTNER	$5,003	$8,237	$12,428	$12,016

NET INCOME - LIMITED PARTNERS	495,323	815,423	1,230,338	1,189,631

	$500,326	$823,660	$1,242,766	$1,201,647

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$10.59	$10.58	$21.60	$16.88

INCOME FROM DISCONTINUED OPERATIONS	.11	7.04	4.98	8.82

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$10.70	$17.62	$26.58	$25.70

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,242,766	$1,201,647
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	205,665	227,023
Recovery of amounts previously written off	(10,071)	(4,006)
Gain on sale of investment property	(215,554)	(304,373)
Provision for non-collectible rents and other receivables	15,179	2,596
Property write-down	0	48,027
Increase in Due from Clerk of the Court	0	140,000
Interest applied to Indemnification Trust account	(3,426)	(2,925)
Payment of leasing commissions	0	(31,920)
Changes in operating accounts:
(Increase) in property tax escrow	(20,163)	0
Decrease in rents and other receivables	246,086	238,623
(Increase) Decrease in prepaid expenses	(126)	26,045
(Increase) in deferred rent receivable	(610)	(46,310)
(Increase) Decrease in Property Tax receivable	(23,325)	5,191
Increase in due to current General Partner	470	1,793
(Decrease) in accounts payable and other accrued	(22,364)	(81,879)
(Decrease) in property taxes payable	(28,063)	(16,839)
(Decrease) in security deposits	(15,000)	(7,000)
(Decrease) in unearned rental income	(3,023)	(7,565)

Net cash flows from operating activities	1,368,441	1,388,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment property	611,367	2,436,034
Recoveries from former General Partner affiliates	10,071	4,006

Net cash flows from investing activities	621,438	2,440,040

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,825,000)	(2,410,000)
Cash distributions to current General Partner	(4,971)	(4,999)

Net cash flows from financing activities	(1,829,971)	(2,414,999)

NET INCREASE IN CASH AND CASH EQUIVALENTS	159,908	1,413,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	673,142	1,369,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$833,050	$2,782,417

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2004, and the statements of income for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At September 30, 2004, the Partnership owned 20 properties with specialty leasehold improvements in six (6) of these properties.

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

Real estate taxes, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the

Partnership makes the appropriate payment to avoid possible foreclosure of the property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

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

During the three-month periods ended September 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $5,000 and $329,000 respectively. During the nine-month period ended September 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $233,000 and $413,000, respectively. The 2004 income from discontinued operations is primarily attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000 and a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value). The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000, a Second Quarter write-down of $15,000 related to the South Milwaukee property, and a Third Quarter net gain on sale of properties of $304,000.

The components of property held for sale included in the condensed balance sheet for the year-ended December 31, 2003 are outlined below.

Year ended December 31, 2003
Balance Sheet:
Land	$325,487
Buildings	163,257
Accumulated depreciation	(113,931)
Deferred rent receivable	16,500

Property held for sale	$391,313

The components of discontinued operations included in the condensed statements of income for the three and nine-month periods ended September 30, 2004 and 2003 are outlined below.

	Three month Period ended September 30, 2004	Three month Period ended September 30, 2003	Nine month Period ended September 30, 2004	Nine month Period ended September 30, 2003
Statements of Income:
Revenues:
Rental Income	$0	$31,304	$32,500	$191,103

Total Revenues	0	31,304	32,500	191,103

Expenses:
Property Write-down	0	0	0	48,027
Property Taxes	0	4,435	0	4,435
Depreciation	0	787	0	17,791
Amortization	0	609	0	4,262
Management Services	0	600	0	8,400
Provision for non-collectible rents and other receivables	0	0	15,179	0

Total Expenses	0	6,431	15,179	82,915

Net Gain on Sale of Properties	5,000	304,373	215,554	304,373

Income from Discontinued Operations	$5,000	$329,246	$232,875	$412,561

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2004, $5,832,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2004 the Partnership has recognized a total of $1,144,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s – Park Forest, IL

Through September 30, 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for the year ended December 31, 2001 of $72,000 and its February 2003 percentage rent billing for the year ended December 21, 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through September 30, 2004 Management had charged Popeye’s late fees totaling $90,000 (which includes 2004 and 2003 late fee charges of $55,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore percentage rents for the year ended December 31, 2003 were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004 and Popeye’s 2003 percentage rent of approximately $19,000 was then billed in the Third Quarter of 2004. However, due to the uncertainty of collection the amount will not be recognized as revenue for financial statement purposes until such time as the rent is collected.

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

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC., the Popeye’s tenant, demanding payment of the amount due for the 2002 property tax balance and unless payment was received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership would pursue all legal remedies available, including an action to recover possession and termination of the Lease. The Notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004); and (2) fund the $20,000 2003 property tax second installment due in the Fourth Quarter 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership received approximately $17,000 of the $20,000 in September 2004). If the tenant adheres to this verbal agreement, Management intends to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and defer any current action for possession.

Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership. In September 2004 the Partnership began billing Popeye’s monthly property tax escrow charges. No 2004 escrow payments have been received by the Partnership. These charges will be reflected in the financial statements only as escrow payments are received, and will be recorded as a reversal of 2004 property tax expense equal to the amount of payment received.

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

At the time of closing the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continues to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, half of the total outstanding receivable balances were reserved in June 2004.

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

4785 Merle Hay Road- Des Moines, IA

In July 2004 the Partnership paid Daytona’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in both August and September. Management anticipates the final installment to be received from Daytona’s in the Fourth Quarter of 2004. Due to the property tax default Management requested that Daytona’s begin escrowing for their next property tax installment with the Partnership in September 2004. Escrow payments of approximately $3,400 were received by the Partnership from Daytona’s in September 2004.

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

Twin Falls, ID property

In August 2004 the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

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

At September 30, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

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

As of September 30, 2004 aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2004	$1,666,908
2005	1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
Thereafter	7,888,173

$15,786,297

Percentage rentals included in rental income for the nine months ended September 30, 2004 and 2003 were $266,000 and $251,000, respectively.

Base rents for WenCoast Restaurants, a franchisee of Wendy’s restaurants, accounted for 52% of total operating base rents for 2003 (excluding properties sold or held for sale in 2003.) For the three and nine month periods ended September 30, 2004 Wencoast base rents accounted for 51% of total operating base rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 maximum annual office rent and related office overhead reimbursement). Effective March 1, 2004, the minimum annual Base Fee and the maximum annual reimbursement for office rent and overhead increased by 2.28%, representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2004 the minimum monthly Base Fee paid by the Partnership was raised to $17,288 and the maximum annual reimbursements for office rent and related office overhead was raised to $16,738.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $56,262 to date on the amounts recovered, which includes 2004 fees of $403. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

Current General Partner	Incurred for the Three-month Period ended September 30, 2004	Incurred for the Three-month Period ended September 30, 2003	Incurred for the Nine-month Period ended September 30, 2004	Incurred for the Nine-month Period ended September 30, 2003
Management fees	$51,730	$50,664	$154,419	$151,440
Restoration fees	134	45	403	160
Overhead allowance	4,184	4,091	12,491	12,231
Leasing commissions	0	0	0	13,420
Sales commissions	0	58,000	19,500	58,000
Reimbursement for out-of-pocket expenses	1,664	1,339	6,480	4,889
Cash distribution	2,001	3,295	4,971	4,999

	$59,713	$117,434	$198,264	$245,139

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with

Partnership assets as of September 30, 2004. Funds are invested in U.S. Treasury securities. In addition, $135,748 of earnings has been credited to the Trust as of September 30, 2004. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

DeDan bankruptcy

During January 2004 the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy has made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at September 30, 2004, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

During the three-month periods ended September 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $5,000 and $329,000 respectively. During the nine-month period ended September 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $233,000 and $413,000, respectively. The 2004 income from discontinued operations is primarily attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000 and a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value). The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000, a Second Quarter write-down of $15,000 related to the South Milwaukee property, and a Third Quarter net gain on sale of properties of $304,000.

The following summarizes significant developments, by property, for properties with such developments (see comments in notes to condensed financial statements).

Popeye’s – Park Forest, IL

Through September 30, 2004, Popeye’s is current on its monthly lease obligations, however, the tenant is delinquent on its January 2002 percentage rent billing for the year ended December 31, 2001 of $72,000 and its February 2003 percentage rent billing for the year ended December 31, 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through September 30, 2004 Management had charged Popeye’s late fees totaling $90,000 (which includes 2004 and 2003 late fee charges of $55,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore percentage rents for the year ended December 31, 2003 were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004 and Popeye’s 2003 percentage rent of approximately $19,000 was then billed in the Third Quarter of 2004. However, due to the uncertainty of collection the amount will not be recognized as revenue for financial statement purposes until such time as the rent is collected.

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

A Landlord’s 10 Day Notice Of Default (“Notice”), dated February 9, 2004, was sent to Quality Foods I, LLC., the Popeye’s tenant, demanding payment of the amount due for the 2002 property tax balance and unless payment was received by the Partnership on or before the expiration of ten (10) days after the date of service of the Notice, then the Partnership would pursue all legal remedies available, including an action to recover possession and termination of the Lease. The Notice also stated that until such time the Lease is terminated, the tenant’s other legal obligations (outstanding percentage rents and future monthly rents) continue in full.

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004); and (2) fund the $20,000 2003 property tax second installment due in the Fourth Quarter 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership received approximately $17,000 of the $20,000 in September 2004). If the tenant adheres to this verbal agreement, Management intends to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and defer any current action for possession.

Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership. In September 2004 the Partnership began billing Popeye’s monthly property tax escrow charges. No 2004 escrow payments have been received by the Partnership. These charges will be reflected in the financial statements only as escrow payments are received, and will be recorded as a reversal of 2004 property tax expense equal to the amount of payment received.

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

At the time of closing the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the

Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continues to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection half of the total outstanding receivable balances were reserved in June 2004.

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

4785 Merle Hay Road- Des Moines, IA

In July 2004 the Partnership paid Daytona’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in both August and September. Management anticipates the final installment to be received from Daytona’s in the Fourth Quarter of 2004. Due to the property tax default Management requested that Daytona’s begin escrowing for their next property tax installment with the Partnership in September 2004. Escrow payments of approximately $3,400 were received by the Partnership from Daytona’s in September 2004.

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

Twin Falls, ID property

In August 2004 the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

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

At September 30, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which approximates the net asset value of the property. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

Other Assets

Property held for sale, which was due to the classification of the Miami Subs property as held for sale in the Fourth Quarter of 2003, amounted to approximately $391,000 at December 31, 2003 and included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent. The closing date on the property was June 2004.

Cash and cash equivalents, held by the Partnership, totaled approximately $833,000 at September 30, 2004 compared to $673,000 at December 31, 2003. Cash of $480,000 is anticipated to be used to fund the Third Quarter 2004 distributions to Limited Partners in November 2004; cash of $71,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s properties and sales of properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $20,000 at September 30, 2004. Due to a property tax default Management requested that Daytona’s begin escrowing for their next property tax installment with the

Partnership in September 2004. Payments of approximately $3,400 were received by the Partnership from Daytona’s in September 2004. (For further discussion see Note 3- Investment Properties.) In September 2004 the Partnership received approximately $17,000 from Popeye’s in relation to their 2003 second installment property tax payment which is due in the Fourth Quarter of 2004. The Partnership recorded the receipt as property tax expense recovery in the income statement, as the installment had been accrued at December 31, 2003 by the Partnership. (For further discussion see Note 3- Investment Properties.)

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

Rents and other receivables amounted to approximately $256,000 (net of allowance of $112,000) at September 30, 2004 compared to $510,000 (net of allowance of $103,500) as of December 31, 2003. Prior to the closing on the sale of the Miami Subs property, the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). Management continues to pursue legal remedies to collect Miami Sub’s past due balance; however, due to the uncertainty of collection half of the outstanding balance ($8,500) was reserved in June 2004. (For further discussion see Note 3- Investment Properties.) The tenant Popeye’s- Park Forest is delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management continues to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, Management has charged Popeye’s late fees totaling $90,000 (which includes 2004 and 2003 late fee charges of $55,000 and $35,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. (For further discussion see Note 3- Investment Properties.) Village Inn in Grand Forks, ND was in default in relation to its January 2002 through June 2003 lease payments. The Partnership did not recognize revenue in 2003 related to Village Inn. Management initiated legal action against Village Inn for past due rents of approximately $137,000, as well as other damages. Due to the uncertainty of collection, the past due 2002 rents totaling approximately $97,000 were fully reserved in the year 2002. In the year 2002, Management charged Village Inn late fees totaling $3,400 (which were not recognized as revenue due to uncertainty of collection) in relation to the 2002 past due rents. During June 2003 the Partnership recovered $50,000 in past rent due from Village Inn pursuant to the execution of a settlement and lease termination agreement. The remaining past due rents and allowances were removed from the balance sheet in June 2003.

Property tax receivable at September 30, 2004 totaled approximately $17,000 (net of allowance of $6,700). In June 2004 the Partnership paid former tenant Miami Subs’ 2003 delinquent property taxes of $13,400. Management intends to pursue legal remedies to collect Miami Subs’ past due balance; however, due to the uncertainty of collection half of the outstanding balance ($6,700) was reserved in June 2004. (For further discussion see Note 3- Investment Properties.) In July 2004 the Partnership paid Daytona’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in both August and September. Management anticipates the final installment to be received from Daytona’s in the Fourth Quarter of 2004. (For further discussion see Note 3- Investment Properties.)

Deferred charges totaled approximately $263,000 and $273,000, net of accumulated amortization, at September 30, 2004 and December 31, 2003, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the First Quarter of 2003, commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, upon the execution of the new Panda Buffet lease, and a commission of $9,700 was paid to an affiliate of the General Partner upon the execution of the new Daytona’s- All Sports Café lease. Deferred charges totaling $56,000 related to the Milwaukee, WI and Hardee’s- Fond du Lac, WI properties were written-off when the two properties were sold in the Third Quarter of 2003.

Liabilities

Accounts payable and accrued expenses at September 30, 2004, in the amount of $71,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at September 30, 2004 and December 31, 2003 amounted to $60,000 and $88,000 respectively. Property taxes payable at December 31, 2003, primarily represented 2003 and 2002 real estate taxes due for the Popeye’s- Park Forest property. Since the tenant was delinquent on payment of these taxes to Cook County, Illinois, the Partnership paid the full 2002 property taxes in January 2004 and the first installment of the 2003 taxes in February 2004. In the Second Quarter and Third Quarters of 2004, $75,000 and $32,000, respectively, in property tax reimbursements from Popeye’s- Park Forest were recognized as revenues as related to these accounts. (For further discussion see Note 3- Investment Properties.) Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership.

Due to the Current General Partner amounted to $2,454 at September 30, 2004 and primarily represented the General Partner’s Third Quarter 2004 distributions.

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

Cash distributions to the Limited Partners and to the General Partner during 2004 of $1,825,000 and $4,971 respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Third Quarter 2004 distributions of $480,000 on November 15, 2004.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended September 30, 2004, in the amount of $495,000 compared to income from continuing operations for the three-month period ended September 30, 2003 of $494,000. The Partnership reported income from continuing operations for the nine-month period ended September 30, 2004, in the amount of $1,010,000 compared to income from continuing operations for the nine-month period ended September 30, 2003 of $789,000. The variance in income from continuing operations in 2004 compared to 2003 is due primarily to: (i) the Third and Second Quarter 2004 collections and revenue recognition of $32,000 and $75,000, respectively, in property tax reimbursements from Popeye’s; (ii) the Third Quarter 2004 revenue recognition of $17,000 in 2003 property tax expense recovery due to the collection of an escrow tax payment from Popeye’s in relation to its 2003 property tax second installment; (iii) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (iv) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004; (v) increased legal expenditures in 2003 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (vi) increased audit fees in 2003; (vii) an insurance premium adjustment in the First Quarter of 2003; (viii) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Northern property; (ix) increased maintenance expenditures at the Grand Forks, ND property in 2003; and (x) the Mulberry Street Grill settlement payment in February 2003.

Discontinued Operations

During the three-month periods ended September 30, 2004 and 2003 the Partnership recognized income from discontinued operations of approximately $5,000 and $329,000, respectively. During the nine- month periods ended September 30, 2004 and 2003, the Partnership recognized income from discontinued operations of $233,000 and $413,000, respectively. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2004 income from discontinued operations is primarily attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000 and a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value). The 2003 income from discontinued operations is attributable to the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 and a Second Quarter write-down of $15,000 related to the South Milwaukee property, and a Third Quarter net gain on sale of properties of $304,000.

Revenues

Total operating revenues amounted to $690,000 and $668,000 for the three-month periods ended September 30, 2004 and 2003, respectively. During the nine- month periods ended September 30, 2004 and 2003, total operating revenues amounted to $1,639,000 and $1,541,000, respectively.

As of September 30, 2004 total base operating rent revenues should approximate $1,667,000 for the year 2004 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended September 30, 2004 and 2003, total operating expenses amounted to approximately 29% and 27%, of total operating revenue, respectively. For the nine-month periods ended September 30, 2004 and 2003, total operating expenses amounted to approximately 41% and 50%, of total operating revenue, respectively. The variance between 2004 and 2003 operating expenditures are due to: (i) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (ii) 2004 monthly property tax accruals in relation to Popeye’s (iii) increased 2003 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (iv) increased 2003 audit fees; (v) an insurance premium adjustment in the First Quarter of 2003; (vi) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Northern property; (vii) the Mulberry Street Grill settlement payment in February 2003; and (viii) increased maintenance expenditures at the Grand Forks, ND property in 2003.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for non-collectible rents and receivables amounted to approximately $15,000 for the nine- month period ended September 30, 2004. Write-offs for non-collectible rents and receivables amounted to $2,600 for the nine- month period ended September 30, 2003. The write-offs are the result of tenant defaults.

Other Income

For the three-month periods ended September 30, 2004 and 2003 the Partnership generated other income of approximately $7,000 and $5,000, respectively. For the nine-month periods ended September 30, 2004 and 2003 the Partnership generated other income of approximately $43,000 and $15,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 25% of operating rental income for the year ended 2003. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

DeDan Bankruptcy

During January 2004 the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy has made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed November 15, 2004 regarding the Third Quarter 2004 distribution.

(b)	Report on Form 8-K:

Registrant filed no reports on Form 8-K during the third quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner
By:	/s/ Bruce A. Provo
Bruce A. Provo, President
Date:	November 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner
By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer
Date:	November 8, 2004