Form 10-K
period 2004-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2005-03-04
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

1100 Main Street, Suite 1830 Kansas City, Missouri 64105

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

Index to Exhibits located on page: 58 -59

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2004, the Partnership consisted of one General Partner (Management) and 2,105 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2004, the Partnership owned 20 properties with specialty leasehold improvements in six (6) of these properties, as noted in Item 2- Properties. During the Second Quarter of 2001, a consent solicitation was circulated, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2001 Consent”). A majority of the Limited Partners did not vote in favor of the 2001 Consent. Another consent solicitation was circulated during the Second Quarter of 2003, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2003 Consent”). A majority of the Limited Partners did not vote in favor of the 2003 Consent. Therefore, the Partnership continues to operate as a going concern.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

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

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Income Properties 3 Limited Partnership (“DiVall 3”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements.

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

The PMA had an original expiration date of December 31, 2002, and was extended three years by the General Partner, TPG, at the end of the original term. The new expiration date is December 31, 2005, but could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the substitute general partner, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. Among other functions, the four person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board powers are advisory only and the Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2004:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	1,087,137	(2)	66,000	12-31-2012	None

07/15/88	Hooter’s 7669 Grapevine Hwy N Richland Hills, TX	TWIX, Inc.	1,346,719		95,000	07-15-2008	None

08/15/88	Denny’s 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	(2)	65,000	10-31-2007	None

10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230		60,000	06-30-2018	None

12/22/88	Wendy’s 1721 Sam Rittenburg Blvd Charleston, SC	WenCoast Restaurants	596,781		76,920	11-6-2016	None

12/22/88	Wendy’s 3013 Peach Orchard Rd Augusta, GA	WenCoast Restaurants	649,594		86,160	11-6-2016	None

12/29/88	Popeye’s 2562 Western Ave Park Forest, IL	Quality Foods I, LLC.	580,938		77,280	12-31-2009	None

02/21/89	Wendy’s 1901 Whiskey Rd Aiken, SC	WenCoast Restaurants	776,344		96,780	11-6-2016	None

02/21/89	Wendy’s 1730 Walton Way Augusta, GA	WenCoast Restaurants	728,813		96,780	11-6-2016	None

02/21/89	Wendy’s 347 Folly Rd Charleston, SC	WenCoast Restaurants	528,125		70,200	11-6-2016	None

02/21/89	Wendy’s 361 Hwy 17 Bypass Mount Pleasant, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

03/14/89	Wendy’s 1004 Richland Ave Aiken, SC	WenCoast Restaurants	633,750		90,480	11-6-2016	None

04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	(2)	60,000	02-28-08	None

12/28/89	Panda Buffet 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	(2)	34,000	6-30-2013	(3)

12/29/89	Wendy’s 1717 Martintown Rd N Augusta, SC	WenCoast Restaurants	660,156		87,780	11-6-2016	None

12/29/89	Wendy’s 1515 Savannah Hwy Charleston, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

12/29/89	Wendy’s 3869 Washington Rd Martinez, GA	WenCoast Restaurants	633,750		84,120	11-6-2016	None

01/01/90	Sunrise Preschool 4111 E Ray Rd Phoenix, AZ	Borg Holdings, Inc.	1,182,735	(2)	123,318	05-31-2009	None

01/31/90	Blockbuster Video 336 E 12th St Ogden, UT	Blockbuster Videos, Inc.	646,425		110,750	01-31-2006	(3)

05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	(2)	135,780	10-31-2009	None

			$15,997,585		$1,670,908

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.
(3)	Renewal option available at tenant’s option.
(4)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. However, the tenant was delinquent on its January 2002 percentage rent billing for the year ended December 31, 2001 of $72,000 and its February 2003 percentage rent billing for the year ended December 21, 2002 of $31,500. Management continued to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through October 31, 2004 Management had charged Popeye’s late fees totaling $93,000 (which includes 2004, 2003 and 2002 late fee charges of $41,000, $35,000 and $17,000, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore percentage rents for the year ended December 31, 2003 were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004 and Popeye’s 2003 percentage rent of approximately $19,000 was then billed in the Third Quarter of 2004. However, due to the uncertainty of collection it was determined that the amount would not be recognized as revenue for financial statement purposes until such time as the rent was collected. Popeye’s did not exceed its gross sales breakpoint in 2004 and therefore percentage rent was not recorded in 2004 for the tenant.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first and second installments for the 2003 taxes were paid in February and September 2004, respectively. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

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

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004); and (2) fund the $22,000 2003 property tax second installment due in the Fourth Quarter 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership received approximately $17,000 of the $22,000 in September 2004 and the remaining balance in November 2004). If the tenant adhered to this verbal agreement, Management intended to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and defer any current action for possession.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes (Popeye’s past due 2001 and 2002 percentage rent balances and the applicable allowances were removed from the balance sheet at November 30, 2004), the following significant items were agreed to: (1) Popeye’s is to make monthly escrow property tax payments applicable to 2004 and for future property taxes due through out the remaining lease term obligation; (2) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000.

Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership. In September 2004 the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,400 were received by the Partnership in December 2004 and January 2005 in relation to Popeye’s 2004 property taxes due in the year 2005. In 2004 property tax escrow charges were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received.

Miami Subs- Palm Beach, FL Property

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

At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

In November 2004 a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement has not been received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004.

4785 Merle Hay Road- Des Moines, IA

In July 2004 the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each August, September and October. Due to the property tax default Management requested that Daytona’s begin escrowing for their next property tax installment, which will be due in the First Quarter of 2005, with the Partnership. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

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

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership anticipates finalizing such settlement in 2005. The tentative settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2004 there were 2,105 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2004 and 2003, $2,305,000 and $4,840,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $7,171 and $6,530 in 2004 and 2003, respectively.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2004, 2003, 2002, 2001, and 2000

	2004	2003	2002	2001	2000
Total Operating Revenue	$2,383,238	$2,271,241	$2,306,490	$2,302,081	$2,360,784

Income from Continuing Operations	$1,574,978	$1,155,307	$1,314,838	$1,275,516	$1,375,890
Income from Discontinued Operations	$217,695	$429,025	$220,467	$458,263	$345,901

Net Income	$1,792,673	$1,584,332	$1,535,305	$1,733,779	$1,721,791

Net Income per Limited Partner Interest	$38.35	$33.89	$32.84	$37.09	$36.83

Total Assets	$11,804,154	$12,398,831	$15,746,665	$15,839,599	$16,132,289

Total Partners’ Capital	$11,537,568	$12,057,066	$15,319,264	$15,500,492	$15,953,648

Cash Distributions per Limited Partnership Interest	$49.81	$104.58	$36.95	$47.10	$56.94

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at December 31, 2004, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During 2004, 2003 and 2002 the Partnership recognized income from discontinued operations of $218,000, $429,000, and $220,000, respectively. The 2004, 2003, and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (which was sold in June 2004.) The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, a Second Quarter property write-down of $15,000 related to the Milwaukee, WI property, and Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Milwaukee, WI property, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The 2002 income from discontinued operations includes a net gain of $124,000 related to the sale of the Hartford property, and a Third Quarter write-down of $98,000 related to the South Milwaukee property.

The components of property held for sale included in the balance sheet for the year-ended December 31, 2004 and 2003 are outlined below.

	2004	2003
Balance Sheet:
Land	$0	$325,487
Buildings	0	163,257
Accumulated depreciation	0	(113,931)
Deferred rent receivable	0	16,500

Property held for sale	$0	$391,313

The components of discontinued operations included in the statements of income for the years ended December 31, 2004, 2003 and 2002 are outlined below.

	2004	2003	2002
Revenues
Rental Income	$32,500	$208,353	$292,840
Other income	0	0	479

Total Revenues	32,500	208,353	293,319

Expenses
Property Write-down	0	48,027	98,000
Depreciation	0	18,578	63,080
Amortization	0	4,261	15,447
Real Estate Taxes	0	4,435	20,566
Management Services	0	8,400	0
Provision for non-collectible Receivables	30,359	0	158

Total Expenses	30,359	83,701	197,251

Net Gain on Sale of Properties	215,554	304,373	124,399

Income from Discontinued Operations	$217,695	$429,025	$220,467

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. However, the tenant was delinquent on its January 2002 percentage rent billing for the year ended December 31, 2001 of $72,000 and its February 2003 percentage rent billing for the year ended December 21, 2002 of $31,500. Management continued to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through October 31, 2004 Management had charged Popeye’s late fees totaling $93,000 (which includes 2004, 2003 and 2002 late fee charges of $41,000, $35,000 and $17,000, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore percentage rents for the year ended December 31, 2003 were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004 and Popeye’s 2003 percentage rent of approximately $19,000 was then billed in the Third Quarter of 2004. However, due to the uncertainty of collection it was determined that the amount would not be recognized as revenue for financial statement purposes until such time as the rent was collected. Popeye’s did not exceed its gross sales breakpoint in 2004 and therefore percentage rent was not recorded in 2004 for the tenant.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first and second installments for the 2003 taxes were paid in February and September 2004, respectively. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

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

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004); and (2) fund the $22,000 2003 property tax second installment due in the Fourth Quarter 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership received approximately $17,000 of the $22,000 in September 2004 and the remaining balance in November 2004). If the tenant adhered to this verbal agreement, Management intended to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and defer any current action for possession.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes (Popeye’s past due 2001 and 2002 percentage rent balances and the applicable allowances were removed from the balance sheet at November 30, 2004), the following significant items were agreed to: (1) Popeye’s is to make monthly escrow property tax payments applicable to 2004 and for future property taxes due through out the remaining lease term obligation; (2) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000.

Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership. In September 2004 the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,400 were received by the Partnership in December 2004 and January 2005 in relation to Popeye’s 2004 property taxes due in the year 2005. In 2004 property tax escrow charges were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received.

Miami Subs- Palm Beach, FL Property

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

At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

In November 2004 a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement has not been received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004.

4785 Merle Hay Road- Des Moines, IA

In July 2004 the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each August, September and October. Due to the property tax default Management requested that Daytona’s begin escrowing for their next property tax installment, which will be due in the First Quarter of 2005, with the Partnership. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At December 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which exceeds the original cost of the property less accumulated depreciation. The General Partner is not aware of any unfavorable purchase options in relation to the original cost contained in any of the Partnership’s existing leases.

Other Assets

Property held for sale, which was due to the classification of the Miami Subs property as held for sale in the Fourth Quarter of 2003, amounted to approximately $391,000 at December 31, 2003 and included $325,000 related to land, $49,000 related to buildings and equipment, and $17,000 related to deferred rent. The closing date on the property was June 2004.

Cash and cash equivalents held by the Partnership totaled approximately $685,000 at December 31, 2004, compared to $673,000 at December 31, 2003. Cash of $425,000 is anticipated to be used to fund the Fourth Quarter 2004 distributions to Limited Partners in February 2005, and cash of $114,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $8,300 at December 31, 2004. Due to a property tax default Management requested that Daytona’s- All Sports Café begin escrowing for their next property tax installment with the Partnership. A payment of approximately $800 was received by the Partnership from Daytona’s in the Fourth Quarter of 2004. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) In December 2004 the Partnership received approximately $7,500 from Popeye’s in relation to their first 2004 property tax installment due in the First Quarter of 2005. The Partnership recorded the receipt as a reduction in property tax expense in the income statement, as the Partnership accrued 2004 property taxes on a monthly basis. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. (For additional information regarding the Trust refer to Note 8 to Financial Statements- PMA Indemnification Trust.)

Rents and other receivables amounted to $508,000 at December 31, 2004, compared to $510,000 (net of allowance of $104,000) as of December 31, 2003. Prior to the closing on the sale of the Miami Subs property, the former tenant was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). Management pursued legal remedies to collect Miami Sub’s past due balance; however, due to the uncertainty of collection half of the outstanding balance ($8,500) was reserved in June 2004. Due to a default under the November 2004 Settlement Agreement, the former tenant’s remaining unreserved outstanding receivable balance of $8,500 was written-off and the entire $17,000 and applicable allowances were removed from the balance sheet. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) The tenant Popeye’s- Park Forest was delinquent on its January 2002 percentage rent billing for 2001 of $72,000 and its February 2003 percentage rent billing for 2002 of $31,500. Management pursued legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, Management charged Popeye’s late fees totaling $93,000 (which includes 2004, 2003 and 2002 late fee charges of $41,000 $35,000 and $17,000, respectively, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. A Settlement and Release Agreement was executed in November 2004 with Popeye’s and the total percentage rent receivable balance and related allowance were removed from the balance sheet in the Fourth Quarter of 2004. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

Property tax receivable at December 31, 2004 totaled $5,200. The balance primarily represented property tax escrow charges due from Daytona’s- All Sports Café applicable to its 2003 property taxes due in 2005.

Prepaid Insurance amounted to approximately $32,000 at December 31, 2004, which represented ten months of prepaid insurance paid by the Partnership.

Prepaid fees at December 31, 2004 totaled approximately $19,000. The balance primarily represented January 2005 Management Fees and overhead allowances paid by the Partnership to TPG in December 2004.

Deferred charges totaled approximately $260,000 and $273,000, net of accumulated amortization, at December 31, 2004 and December 31, 2003, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at December 31, 2004, and December 31, 2003 amounted to approximately $63,000 and $93,000, respectively, and primarily represented the year-end accruals of auditing, tax and data processing fees.

Property taxes payable at December 31, 2004, in the amount of $48,000, primarily represented 2004 real estate taxes due for the Popeye’s- Park Forest property. Property taxes payable at December 31, 2003, in the amount of $88,000, represented 2003 and 2002 real estate taxes due for the Popeye’s- Park Forest property. These taxes were paid in the First and Third Quarters of 2004. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

Due to the Current General Partner amounted to $2,700 at December 31, 2004, and primarily represented the General Partner’s portion of the Fourth Quarter 2004 distribution.

Security deposits amounted to $115,000 and $130,000 at December 31, 2004 and December 31, 2003, respectively. The variance is due to former tenant, Miami Subs’, $15,000 security deposit being netted against its $32,000 rent receivable balance at the time of the properties sale in June 2004.

Partners’ Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the Financial Statements included in Item 8 of this report. The former general partners’ deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to Financial Statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 2004 of $2,305,000 and $7,171, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2004 Limited Partner distributions totaling $425,000 were paid February 15, 2005.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2004, in the amount of $1,575,000 compared to income from continuing operations for the years ended December 31, 2003 and 2002 of $1,155,000 and $1,315,000, respectively. The variance in income from continuing operations in 2004 compared to 2003 and 2002 is due primarily to: (i) the Fourth, Third and Second Quarter 2004 collections and revenue recognition of $5,000 $32,000 and $75,000, respectively, in property tax reimbursements from Popeye’s; (ii) the Third Quarter 2004 revenue recognition of $17,000 in 2003 property tax expense recovery due to the collection of an escrow tax payment from Popeye’s in relation to its 2003 property tax second installment; (iii) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; (iv) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004; (v) Popeye’s not exceeding its gross sales breakpoint and therefore no percentage rent was recognized in 2004 in relation to the tenant; (vi) Popeye’s 2001 and 2002 percentage rent billing defaults, and the failure of the tenant to report its 2003 sales resulted in no percentage rent being accrued in the Fourth Quarter of 2003 in relation to the tenant; (vii) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (viii) The Fourth Quarter 2003 accrual of Popeye’s 2003 and 2002 property taxes due to tenant default; (ix) increased legal expenditures in 2003 and 2002 due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (x) increased audit fees in 2003; (xi) increased insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (xii) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Phoenix, AZ property; (viii) increased maintenance expenditures at the Grand Forks, ND property in 2002; (xiv) the Mulberry Street Grill settlement payment in February 2003 and an accrual adjustment in April 2002; and (xv) $50,000 lease termination fee from Village Inn in the Second Quarter of 2003.

Discontinued Operations

Income from discontinued operations was $218,000, $429,000 and $220,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The Hardee’s- Hartford property was sold in October 2002, the vacant South Milwaukee property was classified as held for sale in the Fourth Quarter of 2002 and sold in April 2003, the vacant Twin Falls property was classified as held for sale in the First Quarter of 2003 and sold in August 2003, the Hardee’s- Fond du Lac and Milwaukee, WI properties were classified as held for sale in the Second Quarter of 2003 and sold in July 2003, and the Miami Subs property was classified as held for sale in the Fourth Quarter of 2003 and sold in June 2004. Therefore the operating results of these properties are reflected as income from discontinued operations for the years ended December 31, 2004, 2003 and 2002. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations includes Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sale of the Milwaukee, WI, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The First Quarter 2003 income from discontinued operations included a $33,000 property write-down of the South

Milwaukee property to reflect the net estimated sales price, less costs to sell. The Second Quarter 2003 income from discontinued operations included a $15,000 property write-down of the Milwaukee, WI property to reflect the net estimated sales price, less costs to sell. The 2002 income from discontinued operations includes a Third Quarter $98,000 property write-down of the South Milwaukee property to reflect its estimated market value, and a Fourth Quarter gain of $124,000 related to the sale of the Hardee’s- Hartford property.

Revenues

Total operating revenues were $2,383,000, $2,271,000, and $2,306,000, for the years ended December 31, 2004, 2003, and 2002, respectively. During 2004 the Partnership received payments from Popeye’s totaling $129,000 relating to property tax reimbursements and recoveries. During June 2003 the Partnership received a lease termination fee of $50,000 from defaulted former tenant Village Inn upon a settlement and lease termination agreement. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

As of December 31, 2004 total base operating rent revenues (excluding properties held for sale) should approximate $1,671,000 annually based on leases currently in place. Future operating revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of percentage rent to the Partnership.

Expenses

For the years ended December 31, 2004, 2003, and 2002 total operating expenses amounted to approximately 36%, 50% and 44%, of total operating revenues, respectively.

The variance in operating expenditures are due to: (i) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default (ii) increased 2003 and 2002 legal expenditures due to tenant defaults, eviction proceedings at the Twin Falls property, and court proceedings related to the former Mulberry Street Grill property; (iii) increased 2003 audit fees; (iv) the accrual of Popeye’s 2003 and 2002 property taxes due to tenant default in the Fourth Quarter of 2003; (v) higher insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (vi) 1989 personal property taxes paid in the First Quarter of 2003 in relation to Denny’s- Phoenix, AZ; (vii) the Mulberry Street Grill settlement payment in February 2003; (viii) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (ix) increased maintenance expenditures at the Grand Forks, ND property in 2002; (xi) Mulberry Street Grill additional judgment accrual in the Second Quarter of 2002; and (xii) the write-off of defaulted Village Inn’s receivable balances in 2002.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

There were no operating write-offs for non-collectible rents and receivables for the year ended December 31, 2004. Operating write-offs for non-collectible rents and receivables amounted to $106,100, and $128,600 for the years ended December 31, 2003, and 2002, respectively. The write-offs are the result of tenant defaults.

Other Income

For the years ended December 31, 2004, 2003, and 2002 the Partnership did generate other income of approximately $49,000, $20,000 and $30,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

During 2004, 2003 and 2002 revenues were generated from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 25% of operating rental income for 2004. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 8. Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

Partners of Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheet of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2004 and the related statements of income, partners’ capital, and cash flows for the year then ended. Our audit also included the 2004 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Divall Insured Income Properties 2 Limited Partnership at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

January 18, 2005, except for note 12 as to which the date is February 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying balance sheet of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2003 and the related statements of income, partners’ capital, and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2004

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2004 and 2003

ASSETS

	December 31, 2004	December 31, 2003
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,169,432)	(4,908,005)

Net investment properties and equipment	9,794,410	10,055,837

OTHER ASSETS:
Property held for sale (Note 3)	0	391,313
Cash and cash equivalents	684,586	673,142
Cash held in Indemnification Trust (Note 8)	387,387	382,322
Property tax cash escrow	8,322	0

Rents and other receivables (Net of allowance of $103,509 in 2004 and 2003, respectively)	508,164	510,459
Property tax receivable	5,168	0
Deferred rent receivable	104,355	109,705
Prepaid insurance	32,387	3,067
Prepaid Fees	19,183	0
Deferred charges, net	260,192	272,986

Total other assets	2,009,744	2,342,994

Total assets	$11,804,154	$12,398,831

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2004 and 2003

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2004	December 31, 2003
LIABILITIES:
Accounts payable and accrued expenses	$63,366	$93,168
Property taxes payable	48,310	87,648
Due to General Partner	2,653	1,984
Security deposits	114,585	129,585
Unearned rental income	37,672	29,380

Total liabilities	266,586	341,765

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	221,299	203,372
Cumulative cash distributions	(91,175)	(84,004)

	130,124	119,368

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	28,274,473	26,499,727
Cumulative cash distributions	(55,385,268)	(53,080,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,407,444	11,937,698

Total partners’ capital	11,537,568	12,057,066

Total liabilities and partners’ capital	$11,804,154	$12,398,831

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
OPERATING REVENUES:

Rental income (Note 5)	$2,254,223	$2,221,241	$2,306,490
Property tax reimbursements and recoveries (Note 3)	129,015	0	0
Lease Termination Fee (Note 3)	0	50,000	0

TOTAL OPERATING REVENUES	2,383,238	2,271,241	2,306,490

EXPENSES:
Partnership management fees (Note 6)	206,149	202,049	198,639
Restoration fees (Note 6)	537	261	135
Insurance	40,030	44,656	27,823
General and administrative	80,891	74,067	79,583
Advisory Board fees and expenses	14,000	10,215	9,799
Real estate taxes	67,802	82,716	1,961
Professional services	159,860	270,390	207,463
Maintenance and repair expenses	4,117	25,330	43,619
Personal property taxes	820	15,316	0
Expenses incurred due to default by lessee or vacancy	0	4,704	11,738
Settlement expense (Note 3)	0	22,134	0
Judgment expense (Note 3)	0	0	45,128
Depreciation	261,427	261,427	261,426
Amortization	12,794	12,100	5,800
Provision for non-collectible rents and other receivables	0	106,104	128,597
Other expenses	8,705	4,932	0

TOTAL OPERATING EXPENSES	857,132	1,136,401	1,021,711

OTHER INCOME
Interest income	10,512	13,908	18,208
Bankruptcy claim (Note 10)	24,271	0	0
Other income	660	45	8,474
Recovery of amounts previously written off (Note 2)	13,429	6,514	3,377

TOTAL OTHER INCOME	48,872	20,467	30,059

INCOME FROM CONTINUING OPERATIONS	1,574,978	1,155,307	1,314,838

INCOME FROM DISCONTINUED OPERATIONS	217,695	429,025	220,467

NET INCOME	$1,792,673	$1,584,332	$1,535,305

NET INCOME- CURRENT GENERAL PARTNER	$17,927	$15,843	$15,353
NET INCOME- LIMITED PARTNERS	1,774,746	1,568,489	1,519,952

	$1,792,673	$1,584,332	$1,535,305

PER LIMITED PARTNERSHIP INTEREST, based on 46,280.3 Interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$33.69	$24.71	$28.12
INCOME FROM DISCONTINUED OPERATIONS	4.66	9.18	4.72

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$38.35	$33.89	$32.84

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2004, 2003 and 2002

	Current General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2001	$172,176	$(70,941)	$101,235	$39,358,468	$23,411,286	$(46,530,268)	$(840,229)	$15,399,257
Cash Distributions ($36.95 per limited partnership interest)		(6,533)	(6,533)			(1,710,000)		(1,710,000)
Net Income	15,353		15,353		1,519,952			1,519,952

BALANCE AT DECEMBER 31, 2002	$187,529	$(77,474)	$110,055	$39,358,468	$24,931,238	$(48,240,268)	$(840,229)	$15,209,209
Cash Distributions ($104.58 per limited partnership interest)		(6,530)	(6,530)			(4,840,000)		(4,840,000)
Net Income	15,843		15,843		1,568,489			1,568,489

BALANCE AT DECEMBER 31, 2003	$203,372	$(84,004)	$119,368	$39,358,468	$26,499,727	$(53,080,268)	$(840,229)	$11,937,698
Cash Distributions ($49.81 per limited partnership interest)		(7,171)	(7,171)			(2,305,000)		(2,305,000)
Net Income	17,927		17,927		1,774,746			1,774,746

BALANCE AT DECEMBER 31, 2004	$221,299	$(91,175)	$130,124	$39,358,468	$28,274,473	$(55,385,268)	$(840,229)	$11,407,444

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
Net income	$1,792,673	$1,584,332	$1,535,305
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	274,221	296,366	345,753
Recovery of amount previously written off	(13,429)	(6,514)	(3,377)
Provision for non-collectible rents and other receivables	30,359	106,104	128,755
Property write-down	0	48,027	98,000
Net (gain) on disposal of assets	(215,554)	(304,373)	(124,399)
Interest applied to Indemnification Trust account	(5,065)	(3,597)	(6,558)
Decrease (Increase) Deposit- Clerk of the Court	0	140,000	(140,000)
(Increase) in rents and other receivables	(28,064)	(15,530)	(212,828)
(Increase) Decrease in deposits for payment of real estate taxes	(8,322)	0	7,875
(Increase) Decrease in prepaid expenses	(29,320)	25,872	(6,904)
(Increase) in prepaid fees	(19,183)	0	0
Decrease (Increase) in deferred rent receivable	850	(47,850)	(27,384)
(Increase) Decrease in Property Tax receivable	(5,168)	2,595	(4,143)
Increase (Decrease) in due to current General Partner	669	(1,085)	1,274
(Decrease) Increase in accounts payable and other	(29,802)	(64,980)	65,346
(Decrease) Increase in security deposits	(15,000)	(7,000)	27,568
(Decrease) Increase in property taxes payable	(39,338)	70,809	(8,266)
Increase (Decrease) in unearned rental income	8,292	(83,380)	2,372

Net cash from operating activities	1,698,819	1,739,796	1,678,389

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Principal payments received on note receivable	0	0	39,250
Proceeds from sale of investment properties	611,367	2,436,034	594,459
Payment of leasing commissions	0	(31,920)	(48,300)
Recoveries from former General Partner affiliates	13,429	6,514	3,377

Net cash from investing activities	624,796	2,410,628	588,786

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(2,305,000)	(4,840,000)	(1,710,000)

Cash distributions to current General Partner	(7,171)	(6,530)	(6,533)

Net cash used in financing activities	(2,312,171)	(4,846,530)	(1,716,533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,444	(696,106)	550,642

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	673,142	1,369,248	818,606

CASH AND CASH EQUIVALENTS AT END OF YEAR	$684,586	$673,142	$1,369,248

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At December 31, 2004, the Partnership owned 20 properties with specialty leasehold improvements in six (6) of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Tenant accounts receivable are comprised of billed but uncollected amounts due for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist principally of cash investments. The Partnership generally maintains cash and cash equivalents in federally insured accounts.

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

During 2004, 2003 and 2002 the Partnership recognized income from discontinued operations of $218,000, $429,000 and $220,000, respectively. The 2004, 2003 and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 ( which was sold in June 2004).

The components of property held for sale included in the balance sheet for the year-ended December 31, 2004 and 2003 are outlined below.

	2004	2003
Balance Sheet:
Land	$0	$325,487
Buildings	0	163,257
Accumulated depreciation	0	(113,931)
Deferred rent receivable	0	16,500

Property held for sale	$0	$391,313

The components of discontinued operations included in the statements of income for the years ended December 31, 2004, 2003 and 2002 are outlined below.

	2004	2003	2002
Revenues
Rental Income	$32,500	$208,353	$292,840
Other income	0	0	479

Total Revenues	32,500	208,353	293,319

Expenses
Property Write-down	0	48,027	98,000
Depreciation	0	18,578	63,080
Amortization	0	4,261	15,447
Real Estate Taxes	0	4,435	20,566
Management Services	0	8,400	0
Provision for non-collectible Receivables	30,359	0	158

Total Expenses	30,359	83,701	197,251

Net Gain on Sale of Properties	215,554	304,373	124,399

Income from Discontinued Operations	$217,695	$429,025	$220,467

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2004, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $6,959,000. .

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2004	2003	2002
Net income, per statements of income	$1,792,673	$1,584,332	$1,535,305
Book to tax depreciation difference	(34,084)	(37,618)	(38,193)
Book over tax gain from asset disposition	(219,126)	(261,355)	(8,661)
Straight line rent adjustment	850	(47,850)	(27,384)
Prepaid rent	8,291	(147,163)	3,820
Bad debt reserve/expense	(155,822)	(30,589)	146,776
Book valuation of property write-downs	0	48,027	98,000
Accrued judgment payable	0	(92,866)	45,128
Penalties	0	4,932	0
Other, net	13	64	115

Net income for tax reporting purposes	$1,392,795	$1,019,914	$1,754,906

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited

Partnership (“DiVall 1”) and DiVall Income Properties 3 Limited Partnership (“DiVall 3”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2004, $5,836,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, From January 1, 1996 through December 31, 2004 the Partnership has recognized a total of $1,148,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2004, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During 2004, 2003, and 2002 the Partnership recognized income from discontinued operations of $218,000, $429,000, and $220,000, respectively. The 2004, 2003, and 2002 income from discontinued operations is attributable to the Hartford, WI property (which was sold in October 2002), the vacant South Milwaukee, WI property (which was sold in April 2003), the property in Milwaukee, WI and the Hardee’s restaurant in Fond du Lac, WI (which were sold in July 2003), the vacant Twin Falls, ID property (which was sold in August 2003) and the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (which was sold in June 2004). The 2004 income from discontinued

operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, a Second Quarter property write-down of $15,000 related to the Milwaukee, WI property, and Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Milwaukee, WI property, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The 2002 income from discontinued operations includes a net gain of $124,000 related to the sale of the Hartford property, and a Third Quarter write-down of $98,000 related to the South Milwaukee property.

The following summarizes significant developments, by property, for properties with such developments:

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. However, the tenant was delinquent on its January 2002 percentage rent billing for the year ended December 31, 2001 of $72,000 and its February 2003 percentage rent billing for the year ended December 21, 2002 of $31,500. Management continued to pursue legal remedies in relation to the collection of the tenant’s percentage rent past due balance of approximately $103,500, however, due to the uncertainty of collection, the entire amount was fully reserved in the Fourth Quarter of 2003. In addition, through October 31, 2004 Management had charged Popeye’s late fees totaling $93,000 (which includes 2004, 2003 and 2002 late fee charges of $41,000, $35,000 and $17,000, which were not recognized as revenue due to uncertainty of collection) in relation to the percentage rent balances due. The tenant was delinquent on its reporting of its 2003 monthly sales figures and therefore percentage rents for the year ended December 31, 2003 were not accrued by the Partnership at December 31, 2003. The delinquent 2003 sales figures were received by Management in June 2004 and Popeye’s 2003 percentage rent of approximately $19,000 was then billed in the Third Quarter of 2004. However, due to the uncertainty of collection it was determined that the amount would not be recognized as revenue for financial statement purposes until such time as the rent was collected. Popeye’s did not exceed its gross sales breakpoint in 2004 and therefore percentage rent was not recorded in 2004 for the tenant.

Per the lease and its amendments (“Lease”), Popeye’s is to timely pay as they come due all taxes charged to the property. However, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first and second installments for the 2003 taxes were paid in February and September 2004, respectively. In March 2004 Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004.

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

In March 2004 the Partnership’s legal counsel obtained a court order of possession that stated that Popeye’s was to vacate the property by April 2, 2004. In April 2004 Management entered into a verbal agreement with Popeye’s that the tenant: (1) pay $25,000 by wire or certified check per month until the Partnership is reimbursed in full for the approximately $107,000 in delinquent property taxes paid on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004); and (2) fund the $22,000 2003 property tax second installment due in the Fourth Quarter 2004 through prorated monthly escrow payments made to the Partnership from April through September 2004 (the Partnership received approximately $17,000 of the $22,000 in September 2004 and the remaining balance in November 2004). If the tenant adhered to this verbal agreement, Management intended to re-evaluate outstanding percentage rents relative to appropriate and sustainable occupancy costs and defer any current action for possession.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes (Popeye’s past due 2001 and 2002 percentage rent balances and the applicable allowances were removed from the balance sheet at November 30, 2004), the following significant items were agreed to: (1) Popeye’s is to make monthly escrow property tax payments applicable to 2004 and for future property taxes due through out the remaining lease term obligation; (2) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000.

Popeye’s 2004 estimated property taxes have been prorated and accrued on a monthly basis by the Partnership. In September 2004 the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,400 were received by the Partnership in December 2004 and January 2005 in relation to Popeye’s 2004 property taxes due in the year 2005. In 2004 property tax escrow charges were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received.

Miami Subs- Palm Beach, FL Property

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

At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

In November 2004 a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement has not been received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004.

4785 Merle Hay Road- Des Moines, IA

In July 2004 the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each August, September and October. Due to the property tax default Management requested that Daytona’s begin escrowing for their next property tax installment, which will be due in the First Quarter of 2005, with the Partnership. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004.

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

Beginning in May 2001 and through December 2001 the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

Other Investment In Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contained purchase option provisions. The owner of the Omega Restaurant in Milwaukee, WI exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property was in July 2003. At December 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which exceeds the original cost of the property less accumulated depreciation. The General Partner is not aware of any unfavorable purchase options in relation to the original cost.

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

As of December 31, 2004 the aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2005	$1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
2009	1,255,593
Thereafter	6,632,580

$14,119,389

Percentage rentals included in rental income in 2004, 2003, and 2002 were $589,629, $565,095, and $599,591, respectively. A variance in percentage rental income in 2004 and 2003 as compared to 2002 is a result of no percentage rent accrual at December 31, 2004 for Popeye’s due to an amendment to its lease increasing its gross sales breakpoint, and no percentage rent recognition in 2003 for Popeye’s due to its 2002 and 2001 percentage rent billing defaults and the tenant’s failure to report its 2003 sales figures in a timely manner. (For further disclosure see Note 3 to Financial Statements, Part I- Item 2 and Part II- Item 7.)

Ten (10) of the properties are leased to WenCoast Restaurants, a franchisee of Wendy’s restaurants. WenCoast base rents accounted for 51% of total operating base rents for 2004.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 Expense reimbursement). Effective March 1, 2004 the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.28%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2004 the minimum monthly Base Fee paid by the Partnership was raised to $17,288 and the maximum monthly Expense reimbursement was raised to $1,395.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $56,396 to date on the amounts recovered, which includes 2004, 2003 and 2002 fees of $537, $261 and $135, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the years ended December 31, 2004, 2003, and 2002, are as follows. (Management fees and overhead allowances included January 2005 fees which were prepaid in December 2004 for the year ended December 31, 2004.):

Current General Partner	Incurred for the Year ended December 31, 2004	Incurred for the Year ended December 31, 2003	Incurred for the Year ended December 31, 2002
Management fees	$223,437	$202,049	$198,639
Restoration fees	537	261	135
Overhead allowance	18,071	16,322	16,037
Sales commission	19,500	58,000	18,540
Leasing commissions	0	13,420	13,800
Reimbursement for out-of-pocket expenses	8,032	5,920	7,726
Cash distribution	7,171	6,530	6,533

	$276,748	$302,502	$261,410

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2004. Funds are invested in U.S. Treasury securities. In addition, $137,387 of earnings has been credited to the Trust as of December 31, 2004. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership anticipates finalizing such settlement in 2005. The tentative settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims. .

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total Operating Revenues	$421,270	$527,115	$690,119	$744,734

Income from Continuing Operations	$211,502	$303,063	$495,326	$565,087
Income (Loss) From Discontinued Operations	$17,250	$210,625	$5,000	$(15,180)

Net Income	$228,752	$513,688	$500,326	$549,907

Net Income per Unit	$4.89	$10.99	$10.70	$11.77

Quarter Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total Operating Revenues	$411,157	$460,994	$668,432	$730,658

Income from Continuing Operations	$69,888	$224,783	$494,414	$366,222
Income (Loss) From Discontinued Operations	$44,882	$38,434	$329,246	$16,463

Net Income	$114,770	$263,217	$823,660	$382,685

Net Income per Unit	$2.45	$5.63	$17.62	$8.19

Quarter Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total Operating Revenues	$428,986	$450,124	$670,254	$757,126

Income from Continuing Operations	$241,576	$153,389	$413,144	$506,729
Income (Loss) from Discontinued Operations	$56,417	$57,632	$(40,771)	$147,189

Net Income	$297,993	$211,021	$372,373	$653,918

Net Income per Unit	$6.37	$4.51	$7.97	$13.99

12. SUBSEQUENT EVENTS:

On February 15, 2005, the Partnership made distributions to the Limited Partners of $425,000 amounting to $9.18 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 15, 2004, the registrant, Divall Insured Income Properties 2 Limited Partnership (the “Company”), upon approval of the Company’s general partner, The Provo Group, Inc., dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors.

The reports of D&T on the financial statements of the Company for the last two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through November 15, 2004, there have been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements of the Company.

The Company engaged Altschuler, Melvoin and Glasser LLP (“AMG”) as its new independent auditors as of November 15, 2004. During the two most recent fiscal years and through November 15, 2004, the Company has not consulted with AMG regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditors D&T.

Item 9a. Control and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 1100 Main Street, Suite 1830, in Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement (“PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 54 - President, Founder and Director.

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

Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President—Finance and then as President of Rubloff Development Corporation.

The Advisory Board, although its members are not “Directors” or “Executive Officers” of the Partnership, provides advisory oversight to management of the Partnership and consists of:

William Arnold - Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner. He serves as a board representative for the brokerage community.

Jesse Small – CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Two years ago he merged his highly personalized service with Bianchi & Company, P.A. of Boca Raton, to form the firm of Small & Bianchi P.A., with its corporate office remaining in Hallandale. Mr. Small is a Limited Partner representing DiVall 2.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a.) As of December 31, 2004, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b.) As of December 31, 2004, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. Originally, the PMA was to govern TPG’s relationship with the Partnership, DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership (collectively, The “Partnerships”). Since both DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership have been dissolved, only the Partnership remains. TPG’s compensation includes a management fee (“Base Fee”) for managing the Partnership equal to 4% of the Partnership’s gross collected receipts. Between the Partnerships, TPG was entitled to an aggregate minimum Base Fee of $300,000 per year. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such Base Fees resulting from recoveries from former general partners is designated as restoration fees. Between the Partnerships, TPG was also entitled to reimbursement for office rent and related office overhead (“Expense”) in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 Expense reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum Base Fee and maximum Expense reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2004, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.28%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2004 the minimum monthly Base Fee paid by the Partnership was raised to $17,288 and the maximum monthly Expense reimbursement was raised to $1,395. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. At December 31, 2004 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following fees and reimbursements to management and its affiliates in 2004. (Management fees and overhead allowances included January 2005 fees which were prepaid in December 2004.):

The Provo Group, Inc.:

Management Fees	$223,437
Restoration Fees	537
Sales Commission	19,500
Office Overhead Allowance	18,071
Direct Cost Reimbursements	8,032

2004 Total	$269,577

Item 14. Principal Accounting Firm Fees and Services

Aggregate fees billed (represents first installment billing of 2004 audit fees) to the Partnership for the year ended December 31, 2004 by the Partnership’s principal accounting firm, Altshculer, Melvoin & Glasser LLP (“AMG”) were as follows:

2004
Audit Fees	$10,000
Tax Fees	0

Total Fees	$10,000

AMG has a continuing relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leases auditing staff who are full-time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full-time employees, and therefore, none of the audit services performed were provided by full-time, permanent employees of AMG. AMG manages and supervises the audit and the audit staff, and is exclusively responsible for the opinion rendered in connection with this examination.

Aggregate fees billed to the Partnership for the years ended December 31, 2004 and 2003 by the Partnership’s previous principal accounting firm, Deloitte & Touche LLP were as follows:

	2004	2003
Audit Fees	$64,249	$94,905
Tax Fees	27,680	14,250

Total Fees	$91,929	$109,155

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2004 and 2003

Statements of Income for the Years Ended December 31, 2004, 2003, and 2002

Statements of Partners’ Capital for the Years Ended December 31, 2004, 2003, and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

Notes to Financial Statements

	2.	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2004

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

The Registrant filed Form 8-K on August 14, 2002.

The Registrant filed Form 8-K/A on August 27, 2002.

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

The Registrant filed Form 8-K on November 19, 2004

The Registrant filed Form 8-K/A on December 2, 2004

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Property	Encumbrances	Initial Cost to Partnership		Costs Capitalized Subsequent to Acquisitions	Gross Amount at which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in latest statement of operations is computed (years)
		Land	Building and Improvements		Land	Building and Improvements	Total
Phoenix, Arizona	—	444,224	421,676	—	444,224	421,676	865,900	251,725	—	6/15/88	31.5
N. Richland Hills, Texas (1)	—	762,580	584,139	—	662,580	480,123	1,142,703	296,252	—	7/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	254,425	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	233,101	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	233,466	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	173,770	—	12/22/88	31.5
Park Forest, Illinois	—	187,900	393,038	—	187,900	393,038	580,938	211,344	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	199,725	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	211,942	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	157,558	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	135,984	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	243,237	—	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	287,991	161,996	551,056	713,052	321,168	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	203,261	—	12/29/89	31.5
Charleston, South Carolina	—	286,068	294,870	—	286,068	294,870	580,938	146,436	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	182,542	—	12/29/89	31.5
Grand Forks, North Dakota	—	172,701	566,674	—	172,701	566,674	739,375	281,416	—	12/28/89	31.5
Phoenix, Arizona	—	241,371	843,132	—	241,371	843,133	1,084,503	418,708	—	1/1/90	31.5
Ogden, Utah	—	194,350	452,075	—	194,350	452,075	646,425	242,814	—	1/31/90	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,466	339,415	—	6/1/90	31.5

	$0	$5,765,976	$8,963,120	$287,991	$5,632,736	$8,899,963	$14,532,699	$4,738,289

(1)	This property was written down to its estimated net realizable value at December 31, 1998
(2)	In the Fourth Quarter of 2001 a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(B) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investment in Real Estate	Year Ended December 31, 2004	Year Ended December 31, 2003
Balance at beginning of year	$14,532,699	$17,363,118
Additions:	0	0
Deletions:
Milwaukee, WI property written-down (1)	0	(15,189)
Sale of Milwaukee, WI property (1)	0	(967,825)
Sale of Fond du Lac property (2)		(849,768)
Sale of Twin Falls, ID property (3)	0	(508,892)
Palm Beach, FL property (4)	0	(488,745)

Balance at end of year	$14,532,699	$14,532,699

Accumulated Depreciation	Year Ended December 31, 2004	Year Ended December 31, 2003
Balance at beginning of year	$4,476,862	$5,033,067
Additions charged to costs and expenses	261,427	280,005
Deletion due to sale of Milwaukee, WI property	0	(280,826)
Deletion due to sale of Fond du Lac, WI property	0	(247,621)
Deletion due to sale of Twin Falls, ID property	0	(193,832)
Deletion due to Palm Beach, FL property	0	(113,931)

Balance at end of year	$4,738,289	$4,476,862

(1)	This property was written-down to its estimated fair value of $790,000 at June 30, 2003 and was sold in July 2003
(2)	This property was sold in July 2003.
(3)	This property was sold in August 2003.
(4)	This property was reclassified as held for sale in the Fourth Quarter of 2003 as a contract was executed for the anticipated sale of the property in the First Quarter of 2004. The property was sold in June 2004 at a sales price of $650,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: March 3, 2005