Form 10-Q
period 2005-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2005-05-10
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

CONDENSED BALANCE SHEETS

March 31, 2005 and December 31, 2004

ASSETS

(Unaudited)

	March 31, 2005	December 31, 2004
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,234,789)	(5,169,432)

Net investment properties and equipment	9,729,053	9,794,410

OTHER ASSETS:

Cash and cash equivalents	1,148,932	684,586
Property tax cash escrow	717	8,322
Cash held in Indemnification Trust (Note 8)	389,529	387,387
Rents and other receivables	15,925	508,164
Property tax receivable	3,600	5,168
Deferred rent receivable	102,892	104,355
Prepaid fees	0	19,183
Prepaid insurance	22,659	32,387
Deferred charges	256,994	260,192

Total other assets	1,941,248	2,009,744

Total assets	$11,670,301	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

MARCH 31, 2005 and December 31, 2004

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES:
Accounts payable and accrued expenses	$67,372	$63,366
Property taxes payable	24,763	48,310
Due to General Partner	1,423	2,653
Security deposits	114,585	114,585
Unearned rental income	107,987	37,672

Total liabilities	316,130	266,586

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	223,725	221,299
Cumulative cash distributions	(92,145)	(91,175)

	131,580	130,124

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	28,514,620	28,274,473
Cumulative cash distributions	(55,810,268)	(55,385,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,222,591	11,407,444

Total partners’ capital	11,354,171	11,537,568

Total liabilities and partners’ capital	$11,670,301	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2005 and 2004

	Three Months ended March 31,
	2005	2004
OPERATING REVENUES:
Rental income (Note 5)	$415,980	$421,270
Property tax recoveries (Note 3)	14,374	0

TOTAL OPERATING REVENUES	430,354	421,270

OPERATING EXPENSES
Partnership management fees (Note 6)	52,192	50,998
Restoration fees (Note 6)	134	96
Insurance	9,728	11,192
General and administrative	25,219	21,674
Advisory Board fees and expenses	3,500	3,500
Professional services	34,968	39,584
Maintenance and repair expenses	170	1,882
Property taxes	0	41,270
Depreciation	65,357	65,357
Amortization	3,198	3,199

TOTAL OPERATING EXPENSES	194,466	238,752

OTHER INCOME
Interest income	3,328	2,003
Recovery of amounts previously written off (Note 2)	3,357	2,405
Other income (Note 10)	0	24,576

TOTAL OTHER INCOME	6,685	28,984

INCOME FROM CONTINUING OPERATIONS	242,573	211,502
INCOME FROM DISCONTINUED OPERATIONS	0	17,250

NET INCOME	$242,573	$228,752

NET INCOME- CURRENT GENERAL PARTNER	$2,426	$2,288
NET INCOME- LIMITED PARTNERS	240,147	226,464

	$242,573	$228,752

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.19	$4.52
INCOME FROM DISCONTINUED OPERATIONS	0.37

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.19	$4.89

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,573	$228,752
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	68,555	68,556
Recovery of amounts previously written off	(3,357)	(2,405)
Interest applied to Indemnification Trust account	(2,142)	(1,000)
Changes in operating accounts:
Decrease in property tax cash escrow	7,605	0
Decrease in rents and other receivables	492,239	480,148
Decrease (Increase) in prepaid insurance	9,728	(19,548)
Decrease in prepaid fees	19,183	0
Decrease (Increase) in deferred rent receivable	1,463	(1,037)
Decrease (Increase) in property tax receivable	1,568	(7,103)
(Decrease) in due to General Partner	(1,230)	(616)
Increase (Decrease) in accounts payable and accrued expenses	4,006	(45,860)
(Decrease) in property taxes payable	(23,547)	(55,433)
Increase in unearned rental income	70,315	0

Net cash flows from operating activities	886,959	644,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	3,357	2,405

Net cash flows from investing activities	3,357	2,405

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(425,000)	(325,000)
Cash distributions to current General Partner	(970)	(915)

Net cash flows from financing activities	(425,970)	(325,915)

NET INCREASE IN CASH AND CASH EQUIVALENTS	464,346	320,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	684,586	673,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,148,932	$994,086

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2004 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2005, and the statements of income for the three month periods ended March 31, 2005 and 2004, and cash flows for the three month periods ended March 31, 2005 and 2004.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At March 31, 2005, the Partnership owned 20 properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Tenant accounts receivable are comprised of billed but uncollected amounts due from tenants for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at Management’s estimate of the amounts that will be collected.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments. The Partnership generally maintains cash and cash equivalents in federally insured accounts.

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

The Partnership recognized no income from discontinued operations in the three-month period ending March 31, 2005. During the three-month period ended March 31, 2004, the Partnership recognized income from discontinued operations of approximately $17,000. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (the property was sold in June 2004).

The components of discontinued operations included in the condensed statements of income for the three- month periods ended March 31, 2005 and 2004, are outlined below.

	Three month Period ended March 31, 2005	Three month Period ended March 31, 2004
Statements of Income:

Revenues:

Rental Income	$0	$17,250

Total Revenues	0	17,250

Expenses:
Total Expenses	0	0

Income from Discontinued Operations	$0	$17,250

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 2003, a consent solicitation was circulated, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2003 Consent”). A majority of the Limited Partners did not vote in favor of the 2003 Consent. Therefore, the Partnership continues to operate as a going concern. Another consent solicitation is scheduled to be circulated during the Second Quarter of 2005, which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership (the “2005 Consent”).

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2004, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying 2004 financial statements by approximately $6,959,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2005, $5,839,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2005, the Partnership has recognized a total of $1,151,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized no income from discontinued operations in the three-month period ending March 31, 2005. During the three-month period ended March 31, 2004, the Partnership recognized income from discontinued operations of approximately $17,000. The 2004 income from discontinued operations is primarily attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (the property was sold in June 2004).

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. From 2001 to 2003, Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments. In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the

2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment related to 2003 was paid by the Partnership in September 2004 through escrow payments received by the Partnership from Popeye’s in the Fourth Quarter of 2004.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes the following significant items were agreed to: (i) Popeye’s is to make monthly escrow property tax payments applicable to 2004 and for future property taxes due throughout the remaining lease term obligation; (ii) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000, and (iii) Popeye’s delinquent percentage rents were waived. The restructured lease brings Popeye’s occupancy costs more in line with existing market conditions.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,400, $7,400 and $6,300 were received by the Partnership in December 2004, January 2005, and March 2005, respectively. These payments resulted in full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005. During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received.

As of March 31, 2005, Popeye’s is delinquent approximately $6,200 in property tax escrow billings related to the 2004 second property tax installment which is anticipated to be due in September 2005. The outstanding billings are not recorded in the financial statements (as stated in the above paragraph, the 2004 property taxes were accrued at December 31, 2004 by the Partnership and therefore, property tax escrow charges in 2005 which are related to the 2004 property taxes are reflected in the financial statements as escrow payments are actually received by the Partnership). The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café - Des Moines, IA

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property tax default, Management requested that Daytona’s escrow with the Partnership their next property tax installment which was to be due in the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its remaining property tax escrow requirements in February 2005 and the Partnership paid the property tax installment in March 2005.

Former Miami Subs- Palm Beach, FL Property

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

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement has not been received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At March 31, 2005, the owners of the Panda Buffet property have an option to purchase the property at a price, that exceeds the original cost of the property less accumulated depreciation. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

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

As of March 31, 2005, aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2005	$1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
2009	1,255,593
Thereafter	6,632,580

$14,119,389

Percentage rentals included in rental income for the three months ended March 31, 2004 were $4,148.

Base rents for WenCoast Restaurants, a franchisee of Wendy’s restaurants, accounted for 51% of total operating base rents for 2004. For the three month period ended March 31, 2005, Wencoast base rents accounted for 51% of total operating base rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 Expense reimbursement). Effective March 1, 2005, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.67%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2005, the minimum monthly Base Fee paid by the Partnership was raised to $17,750 and the maximum monthly Expense reimbursement was raised to $1,432.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $56,530 to date on the amounts recovered, which includes 2005 and 2004 fees of $134 and $537, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three -month periods ended March 31, 2005 and 2004, are as follows:

Current General Partner	Incurred for the Three-month Period ended March 31, 2005	Incurred for the Three-month Period ended March 31, 2004
Management fees	$52,192	$50,998
Restoration fees	134	96
Overhead allowance	4,222	4,122
Reimbursement for out-of-pocket expenses	2,251	1,250
Cash distribution	970	915

	$59,769	$57,381

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $139,529 of earnings has been credited to the Trust as of March 31, 2005. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:

DeDan bankruptcy

During January 2004, the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April of 2005. The tentative settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

11. SUBSEQUENT EVENTS:

On May 13, 2005, the Partnership is scheduled to make distributions to the Limited Partners of $435,000 amounting to $9.40 per Interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at March 31, 2005, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized no income from discontinued operations in the three-month period ending March 31, 2005. During the three-month period ended March 31, 2004, the Partnership recognized income from discontinued operations of approximately $17,000. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (which was sold in June 2004).

The following summarizes significant developments, by Property, for properties with such developments (see comments in notes to condensed financial statements).

Popeye’s- Park Forest, IL

Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. From 2001 to 2003, Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments. In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003 the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment related to 2003 was paid by the Partnership in September 2004 through escrow payments received by the Partnership from Popeye’s in the Fourth Quarter of 2004.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes the following significant items were agreed to: (i) Popeye’s is to make monthly escrow property tax payments applicable to 2004 and for future property taxes due throughout the remaining lease term obligation; (ii) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000, and (iii) Popeye’s delinquent percentage rents were waived. The restructured lease brings Popeye’s occupancy costs more in line with existing market conditions.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,400, $7,400 and $6,300 were received by the Partnership in December 2004, January 2005, and March 2005, respectively. These payments resulted in full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005. During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received.

As of March 31, 2005, Popeye’s is delinquent approximately $6,200 in property tax escrow billings related to the 2004 second property tax installment which is anticipated to be due in September 2005. The outstanding billings are not recorded in the financial statements (as stated in the above paragraph, the 2004 property taxes were accrued at December 31, 2004 by the Partnership and therefore, property tax escrow charges in 2005 which are related to the 2004 property taxes are reflected in the financial statements as escrow payments are actually received by the Partnership). The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership

Daytona’s- All Sports Café - Des Moines, IA

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property tax default, Management requested that Daytona’s escrow with the Partnership their next property tax installment which was to be due in the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its remaining property tax escrow requirements in February 2005 and the Partnership paid the property tax installment in March 2005.

Former Miami Subs- Palm Beach, FL Property

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

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement has not been received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At March 31, 2005, the owners of the Panda Buffet property have an option to purchase the property at a price, that exceeds the original cost of the property less accumulated depreciation. The current General Partner is not aware of any unfavorable purchase options in relation to the original cost with other properties.

Other Assets

Cash and cash equivalents, held by the Partnership, totaled approximately $1,149,000 at March 31, 2005 compared to $685,000 at December 31, 2004. Cash of $435,000 is anticipated to be used to fund the First Quarter 2005 distributions to Limited Partners in May 2005; cash of $67,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s properties and sales of properties will provide the sources for funding future liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $717 and $8,300 at March 31, 2005 and December 31, 2004, respectively. In December 2004, the Partnership received approximately $7,500 from Popeye’s in relation to their 2004 first installment property tax payment which was due in the First Quarter of 2005 (the installment was paid by the Partnership in February 2005 and was fully funded by Popeye’s). The balance at March 31, 2005 represents Popeye’s March 2005 escrow payment towards the 2004 second installment which is scheduled to be due in September 2005. The Partnership has recorded the Popeye’s receipts as property tax expense recoveries in the income statement, as the 2004 property taxes had been prorated monthly and accrued by the Partnership during 2004. (For further discussion see Note 3- Investment Properties.)

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

Rents and other receivables amounted to approximately $16,000 at March 31, 2005 and represented outstanding 2004 percentage rent billings.

Property tax receivable at March 31, 2005 and December 31, 2004 totaled approximately $3,600 and $5,200 respectively.

Deferred charges totaled approximately $257,000 and $260,000, net of accumulated amortization, at March 31, 2005 and December 31, 2004, respectively. Deferred charges represent leasing commissions are paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at March 31, 2005, in the amount of $67,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at March 31, 2005 and December 31, 2004 amounted to $25,000 and $48,000 respectively. Property taxes payable at December 31, 2004, primarily represented 2004 real estate taxes due for the Popeye’s- Park Forest Property in 2005. The first installment was paid by the Partnership in the February 2005. In the First Quarter of 2005, approximately $14,000, in property tax escrow payments from Popeye’s- Park Forest were recognized as property tax recoveries in the income statement. (For further discussion see Note 3- Investment Properties.)

“Due to General Partner” amounted to $1,400 at March 31, 2005 and primarily represented the General Partner’s First Quarter 2005 distributions.

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

Cash distributions to the Limited Partners and to the General Partner during 2005 of $425,000 and $970 respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter 2005 distributions of $435,000 on May 13, 2005.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended March 31, 2005, in the amount of $243,000 compared to income from continuing operations for the three-month period ended March 31, 2004 of $212,000. The variance in income from continuing operations in 2005 compared to 2004 is due primarily to: (i) the First Quarter 2005 collections and revenue recognition of $14,000 in property tax recoveries from Popeye’s in relation to its 2004 property taxes which were accrued and expensed by the Partnership in 2004; (ii) increased investor communication expenditures in the First Quarter of 2005; (iii) increased income tax expenditures in the First Quarter of 2005; (iv) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (v) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004.

Discontinued Operations

During the three-month period ended March 31, 2004, the Partnership recognized income from discontinued operations of approximately $17,000. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003 (the property was sold in June 2004).

Revenues

Total operating revenues amounted to $430,000 and $421,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Included in operating revenues for 2005 was approximately $14,000 in property tax recoveries related to the Popeye’s- Park Forest property (see Note 3- Investment Properties).

As of March 31, 2005, total base operating rent revenues should approximate $1,671,000 for the year 2005 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended March 31, 2005 and 2004, total operating expenses amounted to approximately 45% and 57%, of total operating revenue, respectively. The variances between 2005 and 2004 operating expenditures are primarily due to: (i) increased investor communication expenditures in the First Quarter of 2005; (ii) increased income tax expenditures in the First Quarter of 2005; (iii) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (iv) 2004 monthly property tax accruals in relation to Popeye’s (property tax accruals related to the property are not being recorded in 2005).

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three-month periods ended March 31, 2005 and 2004, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended March 31, 2005 and 2004, the Partnership generated other income of approximately $7,000 and $29,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 25% of operating rental income for the year ended 2004. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

DeDan Bankruptcy

During January 2004, the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee is seeking to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership does not believe such payments were preferential under the Bankruptcy Code and is vigorously contesting such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April of 2005. The tentative settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed May 13, 2005 regarding the First Quarter 2005 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	May 10, 2005