Form 10-K/A
period 2004-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2005-06-28
CIK 825788

FORM 10-K/A

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

Ten (10) of the twenty (20) properties are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. The Partnership has requested that Wencoast provide it with copies of Wencoast’s audited financial statements. Those audited financial statements are attached to this report as Exhibit 99.1. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

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

At December 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of December 31, 2002 two of the Partnership’s property leases, where the Partnership is the lessor, contained purchase option provisions. The owner of the Omega Restaurant in Milwaukee, WI exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property was in July 2003. At December 31, 2004 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation, and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 51% of total operating base rents for 2004. The audited financial statements for the periods ending December 28, 2003 and January 2, 2005 for Wencoast prepared by Thompson Dunavant, PLC, are attached as Exhibit 99.1 to the Report of which these Financial Statements are a part. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

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

	3.	Listing of Exhibits

		3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

		3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

		3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

	3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

	3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

	10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

	31.1	302 Certifications.

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	99.1	Audited Financial Statements of Wencoast Restaurants, Inc. for the fiscal years ended December 28, 2003 and January 2, 2005, prepared by Thompson Dunavant PLC.

(b)	Reports on Form 8-K:

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

Date: June 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: June 28, 2005