Form 10-Q
period 2005-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2005-08-09
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

CONDENSED BALANCE SHEETS

June 30, 2005 and December 31, 2004

ASSETS

(Unaudited)

	June 30, 2005	December 31, 2004
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)
Land	$5,632,736	$5,632,736
Buildings	8,899,963	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,300,145)	(5,169,432)

Net investment properties and equipment	9,663,697	9,794,410

OTHER ASSETS:
Cash and cash equivalents	914,505	684,586
Property tax cash escrow	14,628	8,322
Cash held in PMA Indemnification Trust (Note 8)	392,023	387,387
Rents and other receivables	33,855	508,164
Property tax receivable	5,400	5,168
Deferred rent receivable	101,428	104,355
Prepaid fees	0	19,183
Prepaid insurance	12,931	32,387
Deferred charges	253,796	260,192

Total other assets	1,728,566	2,009,744

Total assets	$11,392,263	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

JUNE 30, 2005 and December 31, 2004

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES:
Accounts payable and accrued expenses	$63,211	$63,366
Property taxes payable	26,563	48,310
Due to General Partner	1,442	2,653
Security deposits	114,585	114,585
Unearned rental income	20,940	37,672

Total liabilities	226,741	266,586

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	226,198	221,299
Cumulative cash distributions	(93,134)	(91,175)

	133,064	130,124

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	28,759,487	28,274,473
Cumulative cash distributions	(56,245,268)	(55,385,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,032,458	11,407,444

Total partners’ capital	11,165,522	11,537,568

Total liabilities and partners’ capital	$11,392,263	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2005 and 2004

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Rental income (Note 5)	$442,226	$452,115	$858,206	$873,385
Property tax recoveries (Note 3)	13,911	75,000	28,285	75,000

TOTAL OPERATING REVENUES	456,137	527,115	886,491	$948,385

OPERATING EXPENSES
Partnership management fees (Note 6)	53,114	51,692	105,306	102,689
Restoration fees (Note 6)	136	172	270	269
Insurance	9,728	9,580	19,456	20,772
General and administrative	30,708	38,255	55,926	59,930
Advisory Board fees and expenses	3,500	3,500	7,000	7,000
Professional services	49,920	44,260	84,888	83,844
Maintenance and repair expenses	490	840	660	2,722
Property taxes	0	10,200	0	51,469
Other property expenses	0	3,770	0	3,770
Depreciation	65,357	65,357	130,713	130,713
Amortization	3,198	3,198	6,396	6,397

TOTAL OPERATING EXPENSES	216,150	230,824	410,615	469,575

OTHER INCOME
Interest income	3,951	2,463	7,279	4,466
Bankruptcy claim	0	0	0	24,271
Recovery of amounts previously written off (Note 2)	3,401	4,309	6,758	6,714
Other income (Note 10)	0	0	0	304

TOTAL OTHER INCOME	7,352	6,772	14,037	35,755

INCOME FROM CONTINUING OPERATIONS	247,340	303,063	489,913	514,565
INCOME FROM DISCONTINUED OPERATIONS	0	210,625	0	227,875

NET INCOME	$247,340	$513,688	$489,913	$742,440

NET INCOME - CURRENT GENERAL PARTNER	$2,473	$5,137	$4,899	$7,424
NET INCOME - LIMITED PARTNERS	244,867	508,551	485,014	735,016

	$247,340	$513,688	$489,913	$742,440

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.29	$6.48	$10.48	$11.01
INCOME FROM DISCONTINUED OPERATIONS	0	4.51	0	4.87

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.29	$10.99	$10.48	$15.88

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$489,913	$742,440
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	137,109	137,110
Recovery of amounts previously written off	(6,758)	(6,714)
Gain on sale of investment property	0	(210,554)
Provision for non-collectible rents and other receivables	0	15,179
Interest applied to PMA Indemnification Trust account	(4,636)	(1,900)
Changes in operating accounts:
(Increase) in property tax cash escrow	(6,306)	0
Decrease in rents and other receivables	474,309	451,749
Decrease (Increase) in prepaid insurance	19,456	(9,706)
Decrease in prepaid fees	19,183	0
Decrease (Increase) in deferred rent receivable	2,927	(2,073)
(Increase) in property tax receivable	(232)	(22,261)
(Decrease) Increase in due to General Partner	(1,211)	520
(Decrease) in accounts payable and accrued expenses	(155)	(45,746)
(Decrease) in property taxes payable	(21,747)	(43,433)
(Decrease) in security deposits	0	(15,000)
(Decrease) in unearned rental income	(16,732)	0

Net cash flows from operating activities	1,085,120	989,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment property	0	606,367
Recoveries from former General Partner affiliates	6,758	6,714

Net cash flows from investing activities	6,758	613,081

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(860,000)	(740,000)
Cash distributions to current General Partner	(1,959)	(2,970)

Net cash flows from financing activities	(861,959)	(742,970)

NET INCREASE IN CASH AND CASH EQUIVALENTS	229,919	859,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	684,586	673,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$914,505	$1,532,864

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2004 annual audited amended financial statements within Form 10-K/A.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2005, and the statements of income for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At June 30, 2005, the Partnership owned 20 properties.

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

The Partnership recognized no income from discontinued operations in the three and six month periods ending June 30, 2005. During the three and six month periods ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $211,000 and $228,000, respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004.

The components of discontinued operations included in the condensed statements of income for the three and six month periods ended June 30, 2005 and 2004, are outlined below.

	Three month Period ended June 30, 2005	Three month Period ended June 30, 2004	Six month Period ended June 30, 2005	Six month Period ended June 30, 2004
Statements of Income:

Revenues:

Rental Income	$0	$15,250	$0	$32,500

Total Revenues	0	15,250	0	32,500

Expenses:

Provision for non-collectible rents and other receivables	0	15,179	0	15,179

Total Expenses	0	15,179	0	15,179

Net Gain on Sale of Properties	0	210,554	0	210,554

Income from Discontinued Operations	$0	$210,625	$0	$227,875

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 2001 and 2003, consent solicitations were circulated (the “2001 and 2003 Consents”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001 or 2003 Consents. Therefore, the Partnership continued to operate as a going concern. Another consent solicitation was circulated during the Second Quarter of 2005, which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership (the “2005 Consent”). A majority of the Limited Partners did not vote in favor of the 2005 Consent. Therefore, the Partnership continues to operate as a going concern.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2004, the tax basis of the Partnership’s assets exceeded the amounts reported in the 2004 financial statements by approximately $6,959,000.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Income Properties 3 Limited Partnership (“DiVall 3”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control systems of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2005, $5,843,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2005, the Partnership has recognized a total of $1,155,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized no income from discontinued operations in the three and six month periods ending June 30, 2005. During the three and six month periods ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $211,000 and $228,000, respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004.

The following summarizes significant developments, by property, for properties with such developments.

Popeye’s- Park Forest, IL

Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments in relation to its sales in 2001 through 2003. (Due to the uncertainty of collection, $104,000 was fully reserved in the Fourth Quarter of 2003, and $19,000 was not recognized as revenue in the Fourth Quarter of 2003 for financial statement purposes.) In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment related to 2003 was paid by the Partnership in October 2004 through escrow payments received by the Partnership from Popeye’s in the Third and Fourth Quarters of 2004.

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

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,500, $14,400 and $13,900 were received by the Partnership in the Fourth Quarter of 2004, the First Quarter of 2005 and the Second Quarter of 2005, respectively. These payments have resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a June 30, 2005 tax escrow cash balance of $14,600, towards the 2004 second installment anticipated to be due in the Third Quarter of 2005. During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received.

As of June 30, 2005, Popeye’s is delinquent approximately $200 in property tax escrow billings related to the 2004 second property tax installment which is anticipated to be due in September 2005. The outstanding billings are not recorded in the financial statements (as stated in the above paragraph, the 2004 property taxes were accrued at December 31, 2004 by the Partnership and therefore, property tax escrow charges in 2005 which are related to the 2004 property taxes are reflected in the financial statements as escrow payments are actually received by the Partnership). The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café - Des Moines, IA

As of June 30, 2005, Daytona’s is in default of its 2004 percentage rent billing. The Partnership received a $1,000 payment toward the tenant’s approximately $9,500 billing in June 2005. Management anticipates pursuing all legal remedies to collect the balance due from the tenant.

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

Former Twin Falls, ID property

In August 2004, the Partnership sold an insignificant piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At June 30, 2005 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation, and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of June 30, 2005, aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2005	$1,670,908
2006	1,580,408
2007	1,563,325
2008	1,416,575
2009	1,255,593
Thereafter	6,632,580

$14,119,389

Percentage rentals included in rental income for the six months ended June 30, 2005 and 2004 were approximately $24,000 and $41,000, respectively.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 51% of total operating base rents for 2004. For the six month period ended June 30, 2005, Wencoast base rents accounted for 51% of total operating base rents. The audited financial statements for the periods ending December 28, 2003 and January 2, 2005 for Wencoast prepared by Thompson Dunavant, PLC, are attached as Exhibit 99.1 to the December 31, 2004 Amended Annual Report 10-K/A. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

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

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and six month periods ended June 30, 2005 and 2004, are as follows:

Current General Partner	Incurred for the Three Month Period ended June 30, 2005	Incurred for the Three Month Period ended June 30, 2004	Incurred for the Six Month Period ended June 30, 2005	Incurred for the Six Month Period ended June 30, 2004
Management fees	$53,114	$51,692	$105,306	$102,689
Restoration fees	136	172	270	269
Overhead allowance	4,296	4,184	8,518	8,307
Sales commissions	0	19,500	0	19,500
Reimbursement for out-of-pocket expenses	2,807	3,565	5,058	4,816
Cash distribution	989	2,055	1,960	2,970

	$61,342	$81,168	$121,112	$138,551

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $142,023 of earnings has been credited to the Trust as of June 30, 2005. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:

DeDan bankruptcy

During January 2004, the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by Dan Fore, the owner of DeDan, Inc. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan, Inc. and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee sought to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership did not believe such payments were preferential under the Bankruptcy Code and vigorously contested such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April 2005. The settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

11. SUBSEQUENT EVENTS:

On August 15, 2005, the Partnership is scheduled to make distributions to the Limited Partners of $435,000 amounting to $9.40 per Unit Interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at June 30, 2005, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

Ten (10) of the twenty (20) properties are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership,

Wencoast provided it with copies of Wencoast’s audited financial statements for the periods ended December 28, 2003 and January 2, 2005. Those audited financial statements are attached to the December 31, 2004 Amended Annual Report 10-K/A as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized no income from discontinued operations in the three and six month periods ending June 30, 2005. During the three and six month periods ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $211,000 and $228,000, respectively. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004.

The following summarizes significant developments, by Property, for properties with such developments (see comments in notes to condensed financial statements).

Popeye’s- Park Forest, IL

Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments in relation to its sales in 2001 through 2003. (Due to the uncertainty of collection, $104,000 was fully reserved in the Fourth Quarter of 2003, and $19,000 was not recognized as revenue in the Fourth Quarter of 2003 for financial statement purposes.) In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment related to 2003 was paid by the Partnership in October 2004 through escrow payments received by the Partnership from Popeye’s in the Third and Fourth Quarters of 2004.

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

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,500, $14,400 and $13,900 were received by the Partnership in the Fourth Quarter of 2004, the First Quarter of 2005 and the Second Quarter of 2005, respectively. These payments have resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a June 30, 2005 tax escrow cash balance of $14,600, towards the 2004 second installment anticipated to be due in the Third Quarter of 2005. During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received.

As of June 30, 2005, Popeye’s is delinquent approximately $200 in property tax escrow billings related to the 2004 second property tax installment which is anticipated to be due in September 2005. The outstanding billings are not recorded in the financial statements (as stated in the above paragraph, the 2004 property taxes were accrued at December 31, 2004 by the Partnership and therefore, property tax escrow charges in 2005 which are related to the 2004 property taxes are reflected in the financial statements as escrow payments are actually received by the Partnership). The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café - Des Moines, IA

As of June 30, 2005, Daytona’s is in default of its 2004 percentage rent billing. The Partnership received a $1,000 payment toward the tenant’s approximately $9,500 billing in June 2005. Management anticipates pursuing all legal remedies to collect the balance due from the tenant.

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

Former Twin Falls, ID property

In August 2004, the Partnership sold an insignificant piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At June 30, 2005 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents, held by the Partnership, totaled approximately $915,000 at June 30, 2005 compared to $685,000 at December 31, 2004. Cash of $435,000 is anticipated to be used to fund the Second Quarter 2005 distributions to Limited Partners in August 2005; cash of $63,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s properties and sales of properties will provide the sources for funding future liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $14,600 and $8,300 at June 30, 2005 and December 31, 2004, respectively. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $7,500, $14,400 and $13,900 were received by the Partnership in the Fourth Quarter of 2004, the First Quarter of 2005 and the Second Quarter of 2005, respectively. These payments have resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a June 30, 2005 tax escrow cash balance towards the 2004 second installment anticipated to be due in the Third Quarter of 2005. The Partnership has recorded the Popeye’s tax escrow receipts as property tax expense recoveries in the income statement, as the 2004 property taxes had been prorated monthly and accrued by the Partnership during 2004. (For further discussion see Note 3- Investment Properties.)

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

Rents and other receivables amounted to approximately $34,000 and $507,000 at June 30, 2005 and December 31, 2004, respectively. The December 31, 2004 balance primarily represented the 2004 percentage rent accruals. The balance at June 30, 2005 included an outstanding 2004 percentage rent billing due from Daytona’s totaling approximately $8,500 (for further discussion see Note 3- Investment Properties), and Second Quarter percentage rent accruals related to tenants whom have reached their sales breakpoint.

Property tax receivable at June 30, 2005 and December 31, 2004 totaled approximately $5,400 and $5,200, respectively.

Deferred charges totaled approximately $254,000 and $260,000, net of accumulated amortization, at June 30, 2005 and December 31, 2004, respectively. Deferred charges represent leasing commissions are paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at June 30, 2005, in the amount of $63,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at June 30, 2005 and December 31, 2004 amounted to $27,000 and $48,000, respectively. Property taxes payable primarily represented 2004 real estate taxes due for the Popeye’s- Park Forest Property in 2005. The first installment was paid by the Partnership in February 2005, and the second installment is anticipated to be due in September 2005. In the First and Second Quarters of 2005, approximately $14,300 and $13,900, respectively, in property tax escrow payments from Popeye’s- Park Forest were recognized as property tax recoveries in the income statement. (For further discussion see Note 3- Investment Properties.)

“Due to General Partner” amounted to $1,400 at June 30, 2005 and primarily represented the General Partner’s Second Quarter 2005 distributions.

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

Cash distributions to the Limited Partners and to the General Partner during 2005 of $860,000 and $1,959, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter 2005 distributions of $435,000 on August 15, 2005.

Results of Operations

The Partnership reported income from continuing operations for the three month period ended June 30, 2005, in the amount of $247,000 compared to income from continuing operations for the three month period ended June 30, 2004 of $303,000. The Partnership reported income from continuing operations for the six month periods ended June 30, 2005 and 2004, in the amount of $490,000 and $515,000, respectively. The variance in income from continuing operations in 2005 compared to 2004 is due primarily to: (i) the First and Second Quarter of 2005 collections and revenue recognition of $14,200 and $13,900, respectively in property tax recoveries from Popeye’s compared to the Second Quarter of 2004 collections and revenue recognition of $75,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion); (ii) Lower Second Quarter 2005 percentage rent accruals compared to the Second Quarter of 2004; (iii) increased professional expenditures due to the 2005 Consent mailing in the Second Quarter of 2005; (iv) increased income tax expenditures in the First and Second Quarters of 2005; (v) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (vi) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004.

Discontinued Operations

During the three and six-month period ended June 30, 2005, the Partnership recognized no income from discontinued operations, because the Partnership did not dispose of any property, or reclassify any property as “held for sale”, during such period. During the three and six month periods ended June 30, 2004, the Partnership recognized income from discontinued operations of approximately $211,000 and $228,000, respectively. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2004 income from discontinued operations is attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and its subsequent sale in June 2004.

Revenues

Total operating revenues amounted to $456,000 and $527,000 for the three month periods ended June 30, 2005 and 2004, respectively. Total operating revenues amounted to $886,000 and $948,000 for the six month periods ended June 30, 2005 and 2004, respectively. Included in operating revenues for 2005 and 2004 was approximately $28,000 and $75,000, respectively, in property tax recoveries related to the Popeye’s- Park Forest property (see Note 3- Investment Properties).

As of June 30, 2005, total base operating rent revenues should approximate $1,671,000 for the year 2005 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended June 30, 2005 and 2004, total operating expenses amounted to approximately 47% and 44%, of total operating revenue, respectively. For the six month periods ended June 30, 2005 and 2004, total operating expenses amounted to approximately 46% and 50%, of total operating revenue, respectively. The variances between 2005 and 2004 operating expenditures are primarily due to: (i) increased professional expenditures due to the 2005 Consent mailing in the Second Quarter of 2005; (ii) higher income tax expenditures in the First and Second Quarters of 2005 related to the 2004 South Carolina tax return and the 2005 South Carolina estimated tax payments; (iii) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (iv) 2004 monthly property tax accruals in relation to Popeye’s (property tax accruals related to the property are not being recorded in 2005).

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the six month period ended June 30, 2005, there were no write-offs for non-collectible rents and receivables. Write-offs for non-collectible rents and receivables amounted to approximately $15,000 for the six month period ended June 30, 2004. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended June 30, 2005 and 2004, the Partnership generated other income of approximately $7,000 and $7,000, respectively. For the six month periods ended June 30, 2005 and 2004, the Partnership generated other income of approximately $14,000 and $36,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by Dan Fore, the owner of DeDan, Inc. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan, Inc. and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

DeDan Bankruptcy

During January 2004, the Partnership received a one-time payment of approximately $25,000 from the Bankruptcy Court in relation to bankruptcy litigation. In the late 1980’s, the Partnership leased properties to DeDan, Inc., and the leases were guaranteed by Dan Fore, the owner of DeDan, Inc. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan, Inc. and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. The payment received was the result of extended litigation in the Bankruptcy Court. No additional payments are anticipated.

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee sought to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership did not believe such payments were preferential under the Bankruptcy Code and vigorously contested such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April 2005. The settlement calls for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

	31.1	302 Certifications.

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

	99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 15, 2005 regarding the Second Quarter 2005 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	August 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	August 9, 2005