Form 10-Q
period 2005-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2005-11-14
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2005 and December 31, 2004

ASSETS

(Unaudited)

	September 30, 2005	December 31, 2004
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3)

Land	$4,970,156	$5,632,736
Buildings	8,419,840	8,899,963
Equipment	431,143	431,143
Accumulated depreciation	(5,060,057)	(5,169,432)

Net investment properties and equipment	8,761,082	9,794,410

OTHER ASSETS:

Cash and cash equivalents	791,134	684,586
Property held for sale (Note 1)	867,559	0
Property tax cash escrow	25,903	8,322
Cash held in PMA Indemnification Trust (Note 8)	395,163	387,387
Rents and other receivables	193,041	508,164
Property tax receivable	17,404	5,168
Deferred rent receivable	99,715	104,355
Prepaid fees	22,457	19,183
Prepaid insurance	3,203	32,387
Deferred charges	250,597	260,192

Total other assets	2,666,176	2,009,744

Total assets	$11,427,258	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2005 and December 31, 2004

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES:
Accounts payable and accrued expenses	$58,914	$63,366
Property taxes payable	33,103	48,310
Income taxes payable	21,000	0
Due to General Partner	2,182	2,653
Security deposits	114,585	114,585
Unearned rental income	36,380	37,672

Total liabilities	266,164	266,586

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	230,521	221,299
Cumulative cash distributions	(94,863)	(91,175)

	135,658	130,124

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	29187,465	28,274,473
Cumulative cash distributions	(56,680,268)	(55,385,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,025,436	11,407,444

Total partners’ capital	11,161,094	11,537,568

Total liabilities and partners’ capital	$11,427,258	$11,804,154

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2005 and 2004

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Rental income (Note 5)	$560,222	$570,660	$1,367,944	$1,393,386
Property tax recoveries (Note 3)	6,535	48,685	34,820	123,685

TOTAL OPERATING REVENUES	566,757	619,345	1,402,764	$1,517,071

OPERATING EXPENSES
Partnership management fees (Note 6)	53,126	51,730	158,431	154,419
Restoration fees (Note 6)	124	134	395	403
Insurance	9,728	9,580	29,184	30,351
General and administrative	35,180	10,489	91,105	70,419
Advisory Board fees and expenses	3,500	3,500	10,500	10,500
Professional services	40,615	45,971	125,503	129,815
Maintenance and repair expenses	780	705	1,440	3,427
Property taxes	0	10,200	0	61,670
Other property expenses	820	820	820	4,590
Depreciation	62,297	62,297	186,876	186,876
Amortization	3,198	3,198	9,595	9,595

TOTAL OPERATING EXPENSES	209,363	198,619	613,849	662,065

OTHER INCOME
Interest income	4,705	3,229	11,984	7,695
Bankruptcy claim	0	0	0	24,271
Recovery of amounts previously written off (Note 2)	3,107	3,357	9,865	10,071
Other income (Note 10)	0	305	0	609

TOTAL OTHER INCOME	7,812	6,891	21,849	42,646

INCOME FROM CONTINUING OPERATIONS	365,206	427,617	810,764	897,652
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	67,095	72,709	111,450	345,114

NET INCOME	$432,301	$500,326	$922,214	$1,242,766

NET INCOME- CURRENT GENERAL PARTNER	$4,323	$5,003	$9,222	$12,428
NET INCOME- LIMITED PARTNERS	427,978	495,323	912,992	1,230,338

	$432,301	$500,326	$922,214	$1,242,766

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 Interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$7.81	$9.15	$17.34	$19.20
INCOME FROM DISCONTINUED OPERATIONS	1.44	1.55	2.39	7.38

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$9.25	$10.70	$19.73	$26.58

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$922,214	$1,242,766
Adjustments to reconcile net income to net cash flows from operating activities - Depreciation and amortization	205,665	205,665
Recovery of amounts previously written off	(9,865)	(10,071)
Gain on sale of investment property	0	(215,554)
Provision for non-collectible rents and other receivables	0	15,179
Interest applied to PMA Indemnification Trust account	(7,776)	(3,426)
Changes in operating accounts:
(Increase) in property tax cash escrow	(17,581)	(20,163)
Decrease in rents and other receivables	284,822	246,086
Decrease (Increase) in prepaid insurance	29,184	(126)
(Increase) in prepaid fees	(3,274)	0
Decrease (Increase) in deferred rent receivable	4,640	(610)
(Increase) in property tax receivable	(12,236)	(23,325)
(Decrease) Increase in due to General Partner	(471)	470
(Decrease) in accounts payable and accrued expenses	(4,452)	(22,364)
(Decrease) in property taxes payable	(15,207)	(28,063)
Increase in income taxes payable	21,000	0
(Decrease) in security deposits	0	(15,000)
(Decrease) in unearned rental income	(1,292)	(3,023)

Net cash flows from operating activities	1,395,371	1,368,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment property	0	611,367
Recoveries from former General Partner affiliates	9,865	10,071

Net cash flows from investing activities	9,865	621,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,295,000)	(1,825,000)
Cash distributions to current General Partner	(3,688)	(4,971)

Net cash flows from financing activities	(1,298,688)	(1,829,971)

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,548	159,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	684,586	673,142

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$791,134	$833,050

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2005, and the statements of income for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At September 30, 2005, the Partnership owned 20 properties.

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

The Partnership recognized income from discontinued operations of $67,000 and $73,000 in the three month periods ending September 30, 2005 and 2004, respectively. During the nine month periods ended September 30, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $111,000 and $345,000, respectively. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Hooter’s restaurant property as property held for sale in the Third Quarter of 2005. The 2004 income from discontinued operations is also attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004. A Third Quarter of 2004 net gain on the sale of a parcel of land located adjacent to the former Twin Falls, ID property of $5,000 (the land had no recorded land value) is also included in the 2004 income from discontinued operations.

The components of discontinued operations included in the condensed balance sheets as of September 30, 2005 and December 31, 2004 are outlined below.

	2005	2004
Balance Sheet:
Rents and other receivables	$30,301	$0
Land	662,580	0
Buildings	480,123	0
Accumulated depreciation	(305,445)	0

Property held for sale	$867,559	$0

The components of discontinued operations included in the condensed statements of income for the three and nine month periods ended September 30, 2005 and 2004, are outlined below.

	Three month Period ended September 30, 2005	Three month Period ended September 30, 2004	Nine month Period ended September 30, 2005	Nine month Period ended September 30, 2004
Statements of Income:
Revenues:
Rental Income	$70,160	$70,774	$120,644	$153,933

Total Revenues	70,160	70,774	120,644	153,933

Expenses:
Depreciation	3,065	3,065	9,194	9,194

Provision for non-collectible rents and other receivables	0	0	0	15,179

Total Expenses	3,065	3,065	9,194	24,373

Net Gain on Sale of Properties	0	5,000	0	215,554

Income from Discontinued Operations	$67,095	$72,709	$111,450	$345,114

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 2001 and 2003, consent solicitations were circulated (the “2001 and 2003 Consents”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001 or 2003 Consents. Therefore, the Partnership continued to operate as a going concern. Another consent solicitation was circulated during the Second Quarter of 2005, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2005 Consent”). A majority of the Limited Partners did not vote in favor of the 2005 Consent. Therefore, the Partnership continues to operate as a going concern.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2005, $5,846,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2005, the Partnership has recognized a total of $1,158,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized income from discontinued operations of $67,000 and $73,000 in the three month periods ending September 30, 2005 and 2004, respectively. During the nine month periods ended September 30, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $111,000 and $345,000, respectively. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Hooter’s restaurant property as property held for sale in the Third Quarter of 2005. The 2004 income from discontinued operations is also attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004. A Third Quarter of 2004 net gain on the sale of a parcel of land located adjacent to the former Twin Falls, ID property of $5,000 (the land had no recorded land value) is also included in the 2004 income from discontinued operations.

The following summarizes significant developments, by property, for properties with such developments.

Hooter’s- Richland Hills, TX

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The net book value of the property at September 30, 2005, classified as property held for sale, was approximately $868,000, which included $663,000 related to land, $175,000 related to buildings and equipment, and $30,000 related to rents and other receivables.

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

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $8,000 and $40,000 were received by the Partnership in the Fourth Quarter of 2004, and the First through Third Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a September 30, 2005 tax escrow cash balance of approximately $26,000 towards the 2004 second installment of approximately $28,000 which was paid by the Partnership in October of 2005.

During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received. Property tax recovery income during 2005 has totaled approximately $35,000. The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café- Des Moines, IA

In the Second Quarter of 2005, Daytona’s was in default of its 2004 percentage rent billing of approximately $9,500. Management entered into an agreement with the tenant to accept monthly installments toward the payment of the obligation. As of September 30, 2005 the Partnership has received $7,000 toward the tenant’s percentage rent billing.

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property tax default, Management requested that Daytona’s escrow with the Partnership their 2003 property tax installments which were to be due in the Fourth Quarter of 2004 and the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its final property tax escrow requirement in February 2005 and the Partnership paid the property tax installment in March 2005.

In September 2005, the Partnership paid Daytona’s first installment of its 2004 property taxes, which amounted to approximately $10,000. Management has discussed reimbursement with Daytona’s and intends to pursue payment collection procedures, if necessary, to collect the $10,000 plus interest from the tenant. In addition, Management has requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis.

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

At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

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

At September 30, 2005 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation, and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of September 30, 2005, aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties, excluding property held for sale, are as follows:

Year ending December 31,
2005	$1,575,908
2006	1,485,408
2007	1,468,325
2008	1,361,158
2009	1,255,593
Thereafter	6,632,580

$13,778,792

Percentage rentals included in rental income, excluding properties sold or held for sale in 2005 and 2004, for the nine months ended September 30, 2005 and 2004 were approximately $188,000 and $216,000.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents (excluding properties sold or held for sale in 2005 and 2004) accounted for 54% of total operating base rents for 2004. For the nine month period ended September 30, 2005, Wencoast base rents accounted for 54% of total operating base rents (excluding property held for sale in 2005). The audited financial statements for the periods ending December 28, 2003 and January 2, 2005 for Wencoast prepared by Thompson Dunavant, PLC, are attached as Exhibit 99.1 to the December 31, 2004 Amended Annual Report 10-K/A. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

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

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and nine month periods ended September 30, 2005 and 2004, are as follows:

Current General Partner	Incurred for the Three Month Period ended September 30, 2005	Incurred for the Three Month Period ended September 30, 2004	Incurred for the Nine Month Period ended September 30, 2005	Incurred for the Nine Month Period ended September 30, 2004
Management fees	$53,126	$51,730	$158,431	$154,419
Restoration fees	124	134	395	403
Overhead allowance	4,296	4,184	12,814	12,491
Sales commissions	0	0	0	19,500
Reimbursement for out-of-pocket expenses	2,388	1,664	7,446	6,480
Cash distribution	1,813	2,001	3,772	4,971

	$61,747	$59,713	$182,858	$198,264

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The

PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $145,163 of earnings has been credited to the Trust as of September 30, 2005. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. SUBSEQUENT EVENTS:

On November 15, 2005, the Partnership is scheduled to make distributions to the Limited Partners of $435,000 amounting to $9.40 per Unit Interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at September 30, 2005, were originally purchased at a price, including acquisition costs, of approximately $15,997,585.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2005, the Partnership owned 18 fully constructed fast-food restaurants, a video store, and a preschool. The 20 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Hooter’s restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store, one (1) Sunrise Preschool, one (1) Panda Buffet Restaurant, and one (1) Daytona’s- All Sports Café. The 20 properties are located in a total of ten (10) states.

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

The Partnership recognized income from discontinued operations of $67,000 and $73,000 in the three month periods ending September 30, 2005 and 2004, respectively. During the nine month periods ended September 30, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $111,000 and $345,000, respectively. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Hooter’s restaurant property as property held for sale in the Third Quarter of 2005. The 2004 income from discontinued operations is also attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004. A Third Quarter of 2004 net gain on the sale of a parcel of land located adjacent to the former Twin Falls, ID property of $5,000 (the land had no recorded land value) is also included in the 2004 income from discontinued operations. The following summarizes significant developments, by Property, for properties with such developments (see comments in notes to condensed financial statements).

Hooter’s- Richland Hills, TX

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The net book value of the property at September 30, 2005, classified as property held for sale, was approximately $868,000, which included $663,000 related to land, $175,000 related to buildings and equipment, and $30,000 related to rents and other receivables.

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

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $8,000 and $40,000 were received by the Partnership in the Fourth Quarter of 2004, and the First through Third Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a September 30, 2005 tax escrow cash balance of approximately $26,000 towards the 2004 second installment of approximately $28,000 which was paid by the Partnership in October of 2005.

During 2004, property tax escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. During 2005, property tax escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as a property tax recovery income equal to the amount of payment received. Property tax recovery income during 2005 has totaled approximately $35,000. The 2005 estimated property taxes are not being prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café - Des Moines, IA

In the Second Quarter of 2005, Daytona’s was in default of its 2004 percentage rent billing of approximately $9,500. Management entered into an agreement with the tenant to accept monthly installments toward the payment of the obligation. As of September 30, 2005 the Partnership has received $7,000 toward the tenant’s percentage rent billing.

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property tax default, Management requested that Daytona’s escrow with the Partnership their 2003 property tax installments which were to be due in the Fourth Quarter of 2004 and the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its final property tax escrow requirement in February 2005 and the Partnership paid the property tax installment in March 2005.

In September 2005, the Partnership paid Daytona’s first installment of its 2004 property taxes, which amounted to approximately $10,000. Management has discussed reimbursement with Daytona’s and intends to pursue formal collection procedures, if necessary, to collect the $10,000 plus interest from the tenant. In addition, Management has requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis.

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

At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

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

At September, 30, 2005 the owners of the Panda Buffet property have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted contained in any of the Partnership’s existing leases.

Other Assets

Property held for sale, which is due to the classification of the Hooter’s restaurant property as held for sale in the Third Quarter of 2005, amounted to approximately $868,000 at September 30, 2005, which included $663,000 related to land, $175,000 related to buildings and equipment, and $30,000 related to rents and other receivables.

Cash and cash equivalents, held by the Partnership, totaled approximately $791,000 at September 30, 2005 compared to $685,000 at December 31, 2004. Cash of $435,000 is anticipated to be used to fund the Third Quarter 2005 distributions to Limited Partners in November 2005; cash of $59,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s properties and sales of properties will provide the sources for funding future liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $26,000 and $8,000 at September 30, 2005 and December 31, 2004, respectively. In September 2004, the Partnership began billing Popeye’s monthly property tax escrow charges. Escrow payments of approximately $8,000, and $40,000, were received by the Partnership in the Fourth Quarter of 2004 and in the First through Third Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first installment of property taxes paid by the Partnership to the taxing authority in February 2005; and (ii) a September 30, 2005 tax

escrow cash balance of approximately $26,000 towards the 2004 second installment of approximately $28,000 paid by the Partnership in October of 2005. The Partnership has recorded approximately $35,000 of Popeye’s 2005 tax escrow payments as property tax expense recoveries in the income statement, as the 2004 estimated property taxes had been prorated monthly and accrued by the Partnership during 2004. (For further discussion see Note 3- Investment Properties.)

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

Rents and other receivables amounted to approximately $193,000 and $507,000 at September 30, 2005 and December 31, 2004, respectively. The December 31, 2004 balance primarily represented the 2004 percentage rent accruals. The balance at September 30, 2005 primarily represented the Third Quarter of 2005 percentage rent accruals for tenants whom have exceeded their sales breakpoints as of September 30, 2005.

Property tax receivable at September 30, 2005 and December 31, 2004 totaled approximately $17,000 and $5,000, respectively. In September 2005, the Partnership paid Daytona’s first installment of its 2004 property taxes, which amounted to approximately $10,000. Management has discussed reimbursement with Daytona’s and intends to pursue formal collection procedures, if necessary, to collect the $10,000 plus interest from the tenant. (For further discussion see Note 3- Investment Properties.)

Deferred charges totaled approximately $251,000 and $260,000, net of accumulated amortization, at September 30, 2005 and December 31, 2004, respectively. Deferred charges represent leasing commissions which are paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at September 30, 2005, in the amount of $59,000, primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at September 30, 2005 and December 31, 2004 amounted to approximately $33,000 and $48,000, respectively. Property taxes payable primarily represented 2004 real estate taxes due for the Popeye’s- Park Forest Property in 2005. The first installment was paid by the Partnership in February 2005, and the second installment was paid in October 2005. In the First through Third Quarters of 2005, approximately $35,000 in property tax escrow payments received by the Partnership from Popeye’s- Park Forest were recognized as property tax recoveries in the income statement. (For further discussion see Note 3- Investment Properties.)

Income taxes payable at September 30, 2005 amounted to $21,000. The amount included $15,000 in taxes and $6,000 in penalties and interest due to the City of Columbus, Ohio for the tax years 1999 through 2004.

“Due to General Partner” amounted to $2,182 at September 30, 2005 and primarily represented the General Partner’s Third Quarter of 2005 distributions.

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

Cash distributions to the Limited Partners and to the General Partner during 2005 of $1,295,000 and $3,688, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Third Quarter of 2005 distributions of $435,000 on November 15, 2005.

Results of Operations

The Partnership reported income from continuing operations for the three month period ended September 30, 2005, in the amount of $365,000 compared to income from continuing operations for the three month period ended September 30, 2004 of $428,000. The Partnership reported income from continuing operations for the nine month periods ended September 30, 2005 and 2004, in the amount of $811,000 and $898,000, respectively. The variance in income from continuing operations in 2005 compared to 2004 is due primarily to: (i) the First through Third Quarter of 2005 collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s, compared to the Second through Third Quarter of 2004 collections and revenue recognition of $124,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion); (ii) lower Second and Third Quarter 2005 percentage rent accruals compared to the Second and Third Quarter of 2004; (iii) decreased legal and accounting expenditures in 2005; (iv) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; (v) increased income tax expenditures in the First through Third Quarters of 2005; (vi) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (vii) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004.

Discontinued Operations

The Partnership recognized income from discontinued operations of $67,000 and $73,000 in the three month periods ending September 30, 2005 and 2004, respectively. During the nine month periods ended September 30, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $111,000 and $345,000, respectively. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Hooter’s restaurant property as property held for sale in the Third Quarter of 2005. The 2004 income from discontinued operations is also attributable to the reclassification of the Miami Subs restaurant property to property held for sale in the Fourth Quarter of 2003, and the subsequent sale of the property in June 2004. A Third Quarter of 2004 net gain on the sale of a parcel of land located adjacent to the former Twin Falls, ID property of $5,000 (the land had no recorded land value) is also included in the 2004 income from discontinued operations.

Revenues

Total operating revenues amounted to $567,000 and $619,000 for the three month periods ended September 30, 2005 and 2004, respectively. Total operating revenues amounted to $1,403,000 and $1,517,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Included in operating revenues for 2005 and 2004 was approximately $35,000 and $124,000, respectively, in property tax recoveries related to the Popeye’s- Park Forest property (see Note 3- Investment Properties).

As of September 30, 2005, total base operating rent revenues should approximate $1,378,000, excluding property held for sale, for the year 2005 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended September 30, 2005 and 2004, total operating expenses amounted to approximately 37% and 32%, of total revenue, respectively. For the nine month periods ended September 30, 2005 and 2004, total operating expenses amounted to approximately 44% and 44%, of total operating revenue, respectively. The variances between 2005 and 2004 operating expenditures are primarily due to: (i) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; (ii) higher income tax expenditures in the First through Third Quarters of 2005 related to the 2004 South Carolina tax return and the 2005 South Carolina estimated tax payments; (iii) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004. (iv) decreased legal and accounting expenditures in 2005; (v) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (vi) 2004 monthly property tax accruals in relation to Popeye’s (property tax accruals related to the property are not being recorded in 2005).

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the nine month period ended September 30, 2005, there were no write-offs for non-collectible rents and receivables. Write-offs for non-collectible rents and receivables amounted to approximately $15,000 for the nine month period ended September 30, 2004. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three month periods ended September 30, 2005 and 2004, the Partnership generated other income of approximately $8,000 and $7,000, respectively. For the nine month periods ended September 30, 2005 and 2004, the Partnership generated other income of approximately $22,000 and $43,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by Dan Fore, the owner of DeDan, Inc. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan, Inc. and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 and Part II- Item 1.)

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms.

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

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

	31.1	302 Certifications.

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

	99.0	Correspondence to the Limited Partners which is scheduled to be mailed November 15, 2005 regarding the Third Quarter 2005 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	November 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	November 14, 2005