Form 10-K
period 2005-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2006-03-23
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

Index to Exhibits located on page: 56 -57

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2005, the Partnership consisted of one General Partner (“Management”) and 2,073 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2005, the Partnership owned 19 properties with specialty leasehold improvements in six (6) of these properties, as noted in Item 2- Properties. During the Second Quarters of 2001 and 2003, consent solicitations were circulated (the “2001 and 2003 Consents”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001 or 2003 Consents. Therefore, the Partnership continued to operate as a going concern. Another consent solicitation was circulated during the Second Quarter of 2005, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2005 Consent”). A majority of the Limited Partners did not vote in favor of the 2005 Consent. Therefore, the Partnership continues to operate as a going concern.

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

Since over 90% of the Partnership’s investment in properties involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005. Effective January 1, 2006, the PMA was renewed by TPG for the three year period ending December 31, 2008. The new expiration date could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the

Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the substitute general partner, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. Among other functions, the three person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board powers are advisory only and the Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

The Partnership has no employees.

All of the Partnership’s business is conducted in the United States.

Item 2. Properties

Original lease terms for the majority of the investment properties are generally 5-20 years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (6% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 2005:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	(2)	$66,000	12-31-2012	None

08/15/88	Denny’s 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	(2)	65,000	10-31-2007	None

10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230		60,000	06-30-2018	None

12/22/88	Wendy’s 1721 Sam Rittenburg Blvd Charleston, SC	WenCoast Restaurants	596,781		76,920	11-6-2016	None
12/22/88	Wendy’s 3013 Peach Orchard Rd Augusta, GA	WenCoast Restaurants	649,594		86,160	11-6-2016	None

12/29/88	Popeye’s 2562 Western Ave Park Forest, IL	Quality Foods I, LLC.	580,938		77,280	12-31-2009	None

02/21/89	Wendy’s 1901 Whiskey Rd Aiken, SC	WenCoast Restaurants	776,344		96,780	11-6-2016	None

02/21/89	Wendy’s 1730 Walton Way Augusta, GA	WenCoast Restaurants	728,813		96,780	11-6-2016	None

02/21/89	Wendy’s 347 Folly Rd Charleston, SC	WenCoast Restaurants	528,125		70,200	11-6-2016	None

02/21/89	Wendy’s 361 Hwy 17 Bypass Mount Pleasant, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

03/14/89	Wendy’s 1004 Richland Ave Aiken, SC	WenCoast Restaurants	633,750		90,480	11-6-2016	None

04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	(2)	70,000	02-28-08	None

12/28/89	Panda Buffet (5) 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	(2)	35,000	6-30-2013	(3)

12/29/89	Wendy’s 1717 Martintown Rd N Augusta, SC	WenCoast Restaurants	660,156		87,780	11-6-2016	None

12/29/89	Wendy’s 1515 Savannah Hwy Charleston, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None

12/29/89	Wendy’s 3869 Washington Rd Martinez, GA	WenCoast Restaurants	633,750		84,120	11-6-2016	None

01/01/90	Sunrise Preschool 4111 E Ray Rd Phoenix, AZ	Borg Holdings, Inc.	1,182,735	(2)	123,318	05-31-2009	None

01/31/90	Blockbuster Video (6) 336 E 12th St Ogden, UT	Blockbuster Videos, Inc.	646,425		9,250	01-31-2006	(3)

05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	(2)	135,780	10-31-2009	None

			$14,650,866		$1,485,408

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.

(3)	Renewal option available at tenant’s option.
(4)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5)	The owners of the Panda Buffet Restaurant in Grand Fords, ND gave notice to Management in January of 2006 that they intended to exercise their purchase option in relation to the property. A sales contract was executed at a sales price of $525,000 and closing on the sale of the property is anticipated to be during the First Quarter of 2006. (See first paragraph below.)
(6)	The Blockbuster lease expired as of January 31, 2006, however, Blockbuster has paid holdover rent equal to the previous monthly rent of $9,250. Management is negotiating a renewal lease agreement with the tenant. (See fifth paragraph below.)

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Closing is anticipated to be in the First Quarter of 2006. The net book value of the property at December 31, 2005 was approximately $470,000, which included $173,000 related to land, $268,000 related to buildings and equipment, and $18,000 related to deferred rents receivable, $16,000 related to deferred charges, net, and $5,000 related to security deposits.

During February 2003, a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent was $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, prior to the expiration of the lease term in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December of 2001, however, no rent was collected from Village Inn for the period beginning January 1, 2002. The Partnership did not recognize rental revenue in 2003 related to Village Inn.

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 property taxes. The Partnership also paid the 2002 property taxes in the Fourth Quarter of 2002. During June 2003, a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and property taxes, as well as other damages.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006, however, Blockbuster paid February of 2006 holdover rent to the Partnership equal to the previous monthly rent of $9,250. Management is currently negotiating a renewal lease agreement with the tenant.

Hooter’s- Richland Hills, TX

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments in relation to its sales in 2001 through 2003. (Due to the uncertainty of collection, $104,000 was fully reserved in the Fourth Quarter of 2003, and $19,000 was not recognized as revenue in the Fourth Quarter of 2003 for financial statement purposes.) In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment of property taxes related to 2003 was paid by the Partnership in October 2004 through escrow payments received by the Partnership from Popeye’s in the Third and Fourth Quarters of 2004.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes the following significant items were agreed to: (i) Popeye’s is to make monthly escrow property taxes payments applicable to 2004 and for future property taxes installments due throughout the remaining lease term obligation; (ii) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000, and (iii) Popeye’s delinquent percentage rents were waived.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property taxes escrow charges. Escrow payments of approximately $8,000 and $56,000 were received by the Partnership in the Fourth Quarter of 2004, and the First through Fourth Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first and second installments of property taxes paid by the Partnership to the taxing authority in February and October of 2005; and (ii) a December 31, 2005 property taxes escrow cash balance of approximately $14,000 toward the 2005 first estimated installment of approximately $28,000 which is scheduled to be paid by the Partnership in the First Quarter of 2006 (Popeye’s is delinquent on approximately $5,000 of its current escrow billings.)

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to the billing and escrow arrangements, the 2005 estimated property taxes were not prorated and accrued on a monthly basis by the Partnership.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management has requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of December 31, 2005, escrow payments held by the Partnership totaled approximately $3,400.

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property taxes default, Management requested that Daytona’s escrow with the Partnership their 2003 property taxes installments which were to be due in the Fourth Quarter of 2004 and the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its final property taxes escrow requirement in February 2005 and the Partnership paid the property taxes installment in March 2005.

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002, Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003, Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003, Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. As of December 31, 2005, Management continues legal action to collect on the judgment.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

In February 2003, Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

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

Former Hardee’s property- Fond du Lac, WI

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

Former Milwaukee, WI property

In May 2003, Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003, the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

Former South Milwaukee, WI property

In October 2002, Management entered into a contract to sell the vacant South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002, the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003, the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3 for additional developments.)

Former Mulberry Street Grill property- Phoenix, AZ

During April 2001, the sub-tenant AMF Corporation notified Management of its intent to close and vacate its Mulberry Street Grill restaurant in Phoenix, Arizona. Although the lease on the property was not set to expire until 2007, monthly rental and Common Area Maintenance (CAM) income ceased as of June 1, 2001. The past due amount of $10,000 was reserved in the Fourth Quarter of 2001, due to its uncertainty of collection. Management moved forward with all legal remedies to collect the balances due from AMF, however, Management learned in the Third Quarter of 2002 that AMF had filed for bankruptcy and that the bankruptcy court had released AMF from all of its debts. The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, however, the land upon which the building was located was leased (the “Ground Lease”) to the Partnership by the Ground Lease Landlord, Centre at 38th Street, L.L.C, (“Centre”.) During the Second Quarter of 2001, Management returned possession of the property to Centre and as such the net asset value of the property was written-off in the Fourth Quarter of 2001, resulting in a loss of $157,000.

Beginning in May 2001 and through December 2001, the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002, the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

Item 3. Legal Proceedings

Former Mulberry Street Grill property- Phoenix, AZ

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, following such notification the Partnership received no rent from the former tenant and elected to return possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001, the Partnership accrued but withheld payment of the Ground Lease obligations, and on December 31, 2001 the total Ground Lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

On April 10, 2002, the Maricopa County Superior Court granted Centre’s motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the “Judgment”) on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney’s fees and court costs in the amount of $16,000. As of December 31, 2001, the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002, the Partnership and TPG filed a Notice of Appeal (the “Appeal”) with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier’s check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

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

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer has removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence since the fourth quarter of 2003, the Buyer has claimed, and the Partnership has denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleges, among other things that (i) the Borrower breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer is seeking a judgment awarding it damages as it may prove at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer had alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000.

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2005, there were 2,073 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2005 and 2004, $1,730,000 and $2,305,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $8,484 and $7,171 in 2005 and 2004, respectively.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2005, 2004, 2003, 2002, and 2001

	2005	2004	2003	2002	2001
Total Operating Revenue	$2,052,026	$2,191,573	$2,085,630	$2,108,363	$2,114,381
Income from Continuing Operations	$1,297,584	$1,395,571	$981,954	$1,128,969	$1,100,074
Income from Discontinued Operations	$823,607	$397,102	$602,378	$406,336	$633,705
Net Income	$2,121,191	$1,792,673	$1,584,332	$1,535,305	$1,733,779
Net Income per Limited Partner Interest	$45.38	$38.35	$33.89	$32.84	$37.09
Total Assets	$12,149,329	$11,804,154	$12,398,831	$15,746,665	$15,839,599
Total Partners’ Capital	$11,920,275	$11,537,568	$12,057,066	$15,319,264	$15,500,492
Cash Distributions per Limited Partnership Interest	$37.38	$49.81	$104.58	$36.95	$47.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership and properties held for sale at December 31, 2005, were originally purchased at a price, including acquisition costs, of approximately $14,650,866.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2005, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store (the Blockbuster lease expired January 31, 2006-see Investment Properties in Note 3 to Financial Statements and Part I- Item 2), one (1) Sunrise Preschool, one (1) Panda Buffet restaurant, and one (1) Daytona’s- All Sports Café. The 19 properties are located in a total of nine (9) states.

Ten (10) of the nineteen (19) properties are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. The Partnership has requested that Wencoast provide it with copies of Wencoast’s audited financial statements. The most recent audited financial statements available are attached to this report as Exhibit 99.1. The Partnership has no rights to audit Wencoast and no right to dictate the form of audited financial statements provided by Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During 2005, 2004 and 2003, the Partnership recognized income from discontinued operations of approximately $824,000, $397,000, and $602,000, respectively. The 2005, 2004, and 2003 income from discontinued operations is attributable to the Hooter’s restaurant property (which was sold in December 2005), the Miami Subs property (which was sold in June 2004), the vacant South Milwaukee, WI property (which was sold in April 2003), the Milwaukee, WI property and the Hardee’s restaurant property in Fond du Lac, WI (which were both sold in July 2003), and the vacant Twin Falls, ID property (which was sold in August 2003). The 2005 income from discontinued operations includes a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations includes a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations includes a First Quarter write-down of $33,000 related to the South Milwaukee property, a Second Quarter property write-down of $15,000 related to the Milwaukee, WI property, and Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sales of the Milwaukee, WI property, Hardee’s- Fond du Lac and Twin Falls properties, respectively.

There were no components of property held for sale included in the balance sheets for the years ended December 31, 2005 and 2004.

The components of discontinued operations included in the statements of income for the years ended December 31, 2005, 2004 and 2003 are outlined below.

	2005	2004	2003
Revenues
Rental Income	$168,133	$224,165	$393,964

Total Revenues	168,133	224,165	393,964

Expenses
Property Write-down	0	0	48,027
Depreciation	9,194	12,258	30,836
Amortization	0	0	4,261
Appraisals	3,500	0	0
Real Estate Taxes	0	0	4,435
Management Services	0	0	8,400
Provision for Non-collectible Receivables	0	30,359	0

Total Expenses	12,694	42,617	95,959
Net Gain on Sale of Properties	668,168	215,554	304,373

Income from Discontinued Operations	$823,607	$397,102	$602,378

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Closing is anticipated to be in the First Quarter of 2006. The net book value of the property at December 31, 2005 was approximately $470,000, which included $173,000 related to land, $268,000 related to buildings and equipment, and $18,000 related to deferred rents receivable, $16,000 related to deferred charges, net, and $5,000 related to security deposits.

During February 2003, a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent was $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

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

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 property taxes. The Partnership also paid the 2002 property taxes in the Fourth Quarter of 2002. During June 2003, a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and property taxes, as well as other damages.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006, however, Blockbuster paid February of 2006 holdover rent to the Partnership equal to the previous monthly rent of $9,250. Management is currently negotiating a renewal lease agreement with the tenant.

Hooter’s- Richland Hills, TX

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments in relation to its sales in 2001 through 2003. (Due to the uncertainty of collection, $104,000 was fully reserved in the Fourth Quarter of 2003, and $19,000 was not recognized as revenue in the Fourth Quarter of 2003 for financial statement purposes.) In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment of property taxes related to 2003 was paid by the Partnership in October 2004 through escrow payments received by the Partnership from Popeye’s in the Third and Fourth Quarters of 2004.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes the following significant items were agreed to: (i) Popeye’s is to make monthly escrow property taxes payments applicable to 2004 and for future property taxes installments due throughout the remaining lease term obligation; (ii) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000, and (iii) Popeye’s delinquent percentage rents were waived.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property taxes escrow charges. Escrow payments of approximately $8,000 and $56,000 were received by the Partnership in the Fourth Quarter of 2004, and the First through Fourth Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first and second installments of property taxes paid by the Partnership to the taxing authority in February and October of 2005; and (ii) a December 31, 2005 property taxes escrow cash balance of approximately $14,000 toward the 2005 first estimated installment of approximately $28,000 which is scheduled to be paid by the Partnership in the First Quarter of 2006 (Popeye’s is delinquent on approximately $5,000 of its current escrow billings.)

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to the billing and escrow arrangements, the 2005 estimated property taxes were not prorated and accrued on a monthly basis by the Partnership.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Café’s (“Daytona’s) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management has requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of December 31, 2005, escrow payments held by the Partnership totaled approximately $3,400.

In July 2004, the Partnership paid Daytona’s- All Sports Café’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property taxes default, Management requested that Daytona’s escrow with the Partnership their 2003 property taxes installments which were to be due in the Fourth Quarter of 2004 and the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its final property taxes escrow requirement in February 2005 and the Partnership paid the property taxes installment in March 2005.

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002, Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003, Management was notified that the sub-tenant, Daytona’s- All Sports Cafe, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003, Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. As of December 31, 2005, Management continues legal action to collect on the judgment.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

In February 2003, Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

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

Former Hardee’s property- Fond du Lac, WI

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

Former Milwaukee, WI property

In May 2003, Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003, the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

Former South Milwaukee, WI property

In October 2002, Management entered into a contract to sell the vacant South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002, the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003 the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3 for additional developments.)

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

Beginning in May 2001 and through December 2001, the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002 the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000 which is in excess of the original cost of the property less accumulated depreciation. Closing on the property is anticipated to be during the First Quarter of 2006.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $2,219,000 at December 31, 2005, compared to $685,000 at December 31, 2004. Cash of $2,000,000 is anticipated to be used to fund the Fourth Quarter 2005 distributions to Limited Partners in February 2006, and cash of $88,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $17,000 at December 31, 2005. A property tax escrow payment of approximately $3,000 was received by the Partnership from Daytona’s in the Fourth Quarter of 2005 toward their property tax installment due in the First Quarter of 2006. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) In the Fourth Quarter of 2005 the Partnership received approximately $14,000 from Popeye’s in relation to their first 2005 property tax installment due in the First Quarter of 2006. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

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

Rents and other receivables amounted to $431,000 at December 31, 2005, compared to $508,000 as of December 31, 2004. The balances primarily represented 2005 quarterly percentage rent accruals for tenants who had exceeded their gross sales breakpoints as of December 31, 2005.

Property taxes receivable at December 31, 2005 totaled approximately $7,000. The balance primarily represented property taxes escrow charges due from Popeye’s – Park Forest applicable to its 2005 property taxes due in 2006.

Prepaid Insurance amounted to approximately $33,000 at December 31, 2005, which represented ten months of prepaid insurance paid by the Partnership.

Prepaid fees at December 31, 2004 totaled approximately $19,000. The balance primarily represented January 2005 Management Fees and overhead allowances paid by the Partnership to TPG in December 2004.

Deferred charges totaled approximately $247,000 and $260,000, net of accumulated amortization, at December 31, 2005 and December 31, 2004, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at December 31, 2005, and December 31, 2004 amounted to approximately $59,000 and $63,000, respectively, and primarily represented the year-end accruals of auditing, tax and data processing fees.

Property taxes payable at December 31, 2005, in the amount of $24,000, primarily represented Popeye’s- Park Forest’s property taxes escrow charges related to its first installment of 2005 taxes. The estimated first installment of approximately $28,000 will be due in the First Quarter of 2006. Property taxes payable at December 31, 2004, in the amount of $48,000, represented 2004 property taxes due for the Popeye’s- Park Forest property. These taxes were paid in the First and Third Quarters of 2005. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

Due to the Current General Partner amounted to $5,249 at December 31, 2005, and primarily represented the General Partner’s portion of the Fourth Quarter 2005 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2005 of $1,730,000 and $8,484, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2005 Limited Partner distributions totaling $2,000,000 were paid February 15, 2006.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2005, in the amount of $1,298,000 compared to income from continuing operations for the years ended December 31, 2004 and 2003 of $1,396,000 and $982,000, respectively. The variance in income from continuing operations in 2005 compared to 2004 and 2003 is due primarily to: (i) the First through Third Quarter of 2005 collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s, compared to the Second through Fourth Quarter of 2004 collections and revenue recognition of $129,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion; (ii) lower 2005 operating percentage rent accruals compared to 2004 and 2003; (iii) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; (iv) the Third Quarter of 2005 accrual of City of Columbus earnings tax and related interest and penalties for the tax years 1999-2004; (v) higher income tax expenditures in the First through Third Quarters of 2005 related to the 2004 South Carolina tax return and the 2005 South Carolina estimated tax payments; (vi) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (vii) a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation was received in January 2004. (viii) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (ix) the Fourth Quarter 2003 accrual of Popeye’s 2003 and 2002 property taxes due to tenant default; (x) increased legal expenditures in 2003 due to tenant defaults and court proceedings related to the former Mulberry Street Grill property; (xi) increased audit fees in 2003; (xii) increased insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (xiii) 1989 personal property taxes paid in the First Quarter of 2003 in relation to the Denny’s- Phoenix, AZ property; (xiv) the Mulberry Street Grill settlement payment in February of 2003; (xv) a lease termination fee from Village Inn in the Second Quarter of 2003 related to the Grand Forks, ND property; and (xvi) increased maintenance expenditures at the Grand Forks, ND property in 2003.

Discontinued Operations

Income from discontinued operations was approximately $824,000, $397,000 and $602,000 for the years ended December 31, 2005, 2004, and 2003, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2005, 2004, and 2003 income from discontinued operations is attributable to the Hooter’s restaurant property (which was sold in December 2005), the Miami Subs property (which was sold in June 2004), the vacant South Milwaukee, WI property (which was sold in April 2003), the Milwaukee, WI property and the Hardee’s restaurant property in Fond du Lac, WI (which were both sold in July 2003), and the vacant Twin Falls, ID property (which was sold in August 2003. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations included a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations included Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sale of the Milwaukee, WI, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The Second Quarter 2003 income from discontinued operations included a $15,000 property write-down of the Milwaukee, WI property to reflect the net estimated sales price, less costs to sell. The First Quarter 2003 income from discontinued operations included a $33,000 property write-down of the South Milwaukee property to reflect the net estimated sales price, less costs to sell.

Revenues

Total operating revenues were $2,052,000, $2,192,000, and $2,086,000, for the years ended December 31, 2005, 2004, and 2003, respectively. During 2005 the Partnership received payments from Popeye’s totaling $35,000 relating to 2004 property tax recoveries. During 2004 the Partnership received payments from Popeye’s totaling $129,000 relating to property tax reimbursements and recoveries. During June of 2003 the Partnership received a lease termination fee of $50,000 from defaulted former tenant Village Inn upon a settlement and lease termination agreement related to the Grand Forks, ND property. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

As of December 31, 2005, total base operating rent revenues should approximate $1,485,000 annually, based on leases currently in place. (This amount includes the January of 2006 rent of $9,250 for the Blockbuster lease which expired January 31, 2006. Management is currently negotiating a renewal lease agreement with the tenant- see Investment Properties in Note 3 to Financial Statements and Part I- Item 2.) Future operating revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of percentage rent to the Partnership.

Expenses

For the years ended December 31, 2005, 2004, and 2003 total operating expenses amounted to approximately 39%, 39% and 54%, of total operating revenues, respectively.

The variance in operating expenditures are due to: (i) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; (ii) higher income tax expenditures in the First through Third Quarters of 2005 related to the 2004 South Carolina tax return and the 2005 South Carolina estimated tax payments; (iii) the Third Quarter of 2005 accrual of City of Columbus earnings tax and related interest and penalties for the tax years 1999-2004 (iv) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default; and (v) 2004 monthly property tax accruals in relation to Popeye’s (property tax accruals related to the property are not being recorded in 2005); (vi) increased legal expenditures due to tenant defaults and court proceedings related to the former Mulberry Street Grill property; (vii) the accrual of Popeye’s 2003 and 2002 property taxes due to tenant default in the Fourth Quarter of 2003; (viii) higher insurance premiums in 2003 and an insurance premium adjustment in the First Quarter of 2003; (ix) 1989 personal property taxes paid in the First Quarter of 2003 in relation to Denny’s- Phoenix, AZ; (x) the Mulberry Street Grill settlement payment in February 2003; and (xi) the write-off of Popeye’s 2002 and 2001 percentage rent billings in the Fourth Quarter of 2003 due to the uncertainty of collection; (xii) increased audit fees in 2003; and (xiv) increased maintenance expenditures at the Grand Forks, ND property in 2003.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

There were no operating write-offs for non-collectible rents and receivables for the years ended December 31, 2005. Operating write-offs for non-collectible rents and receivables amounted to $106,100 for the years ended December 31, 2003. The write-offs are the result of tenant defaults.

Other Income

For the years ended December 31, 2005, 2004, and 2003 the Partnership did generate other income of approximately $37,000, $48,000 and $20,000, respectively. During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

During 2005, 2004 and 2003, revenues were generated from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from operating percentage rents represented only 22% of operating rental income for 2005. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Impairment- The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

Item 8. Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

Partners of

Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2005 and 2004 and the related statements of income, partners’ capital, and cash flows for the years then ended. Our audits also included the 2005 and 2004 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Divall Insured Income Properties 2 Limited Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

February 15, 2006, except for Note 3

as to which the date is February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Divall Insured Income Properties 2 Limited Partnership:

We have audited the accompanying statements of income (not presented herein), partners’ capital and cash flows of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Partnership’s operations, its changes in partners’ capital and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2004

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2005 and 2004

ASSETS

	December 31, 2005	December 31, 2004
INVESTMENT PROPERTIES: (Note 3)

Land	$4,970,156	$5,632,736
Buildings	8,419,840	8,899,963
Accumulated depreciation	(4,691,206)	(4,738,289)

Net investment properties	8,698,790	9,794,410

OTHER ASSETS:

Cash and cash equivalents	$2,218,807	684,586
Cash held in Indemnification Trust (Note 8)	398,699	387,387
Property taxes cash escrow	17,267	8,322
Rents and other receivables	431,118	508,164
Property taxes receivable	6,680	5,168
Deferred rent receivable	98,006	104,355
Prepaid insurance	32,563	32,387
Prepaid fees	0	19,183
Deferred charges, net	247,399	260,192

Total other assets	3,450,539	2,009,744

Total assets	$12,149,329	$11,804,154

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2005 and 2004

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2005	December 31, 2004
LIABILITIES:
Accounts payable and accrued expenses	$58,708	$63,366
Property taxes payable	23,947	48,310
Due to General Partner	5,249	2,653
Security deposits	114,585	114,585
Unearned rental income	26,565	37,672

Total liabilities	229,054	266,586

CONTINGENT LIABILITIES: (Note 7)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	242,511	221,299
Cumulative cash distributions	(99,659)	(91,175)

	142,852	130,124

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	30,374,452	28,274,473
Cumulative cash distributions	(57,115,268)	(55,385,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	11,777,423	11,407,444

Total partners’ capital	11,920,275	11,537,568

Total liabilities and partners’ capital	$12,149,329	$11,804,154

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
OPERATING REVENUES:
Rental income (Note 5)	$2,017,206	$2,062,558	$2,035,630
Lease termination fee (Note 3)	0	0	50,000
Property taxes reimbursements and recoveries (Note 3)	34,820	129,015	0

TOTAL OPERATING REVENUES	2,052,026	2,191,573	2,085,630

EXPENSES:
Partnership management fees (Note 6)	211,567	206,149	202,049
Restoration fees (Note 6)	509	537	261
Insurance	38,900	40,030	44,656
General and administrative	101,151	80,891	74,067
Advisory Board fees and expenses	14,000	14,000	10,215
Real estate taxes	0	67,802	82,716
Professional services	158,082	159,860	270,390
Maintenance and repair expenses	2,110	4,117	25,330
Personal property taxes	820	820	15,316
Expenses incurred due to default by lessee or vacancy	0	0	4,704
Settlement expense (Note 3)	0	0	22,134
Depreciation	249,168	249,169	249,169
Amortization	12,793	12,794	12,100
Provision for non-collectible rents and other receivables	0	0	106,104
Other expenses	2,603	8,705	4,932

TOTAL OPERATING EXPENSES	791,703	844,874	1,124,143

OTHER INCOME
Interest income	18,538	10,512	13,908
Bankruptcy claim (Note 10)	0	24,271	0
Other income	6,000	660	45
Recovery of amounts previously written off (Note 2)	12,723	13,429	6,514

TOTAL OTHER INCOME	37,261	48,872	20,467

INCOME FROM CONTINUING OPERATIONS	1,297,584	1,395,571	981,954

INCOME FROM DISCONTINUED OPERATIONS	823,607	397,102	602,378

NET INCOME	$2,121,191	$1,792,673	$1,584,332

NET INCOME- CURRENT GENERAL PARTNER	$21,212	$17,927	$15,843
NET INCOME- LIMITED PARTNERS	2,099,979	1,774,746	1,568,489

	$2,121,191	$1,792,673	$1,584,332

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$27.76	$29.85	$21.00
INCOME FROM DISCONTINUED OPERATIONS	17.62	8.50	12.89

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$45.38	$38.35	$33.89

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2005, 2004 and 2003

	Current General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2002	$187,529	$(77,474)	$110,055	$39,358,468	$24,931,238	$(48,240,268)	$(840,229)	$15,209,209
Cash Distributions ($104.58 per limited partnership interest)		(6,530)	(6,530)			(4,840,000)		(4,840,000)
Net Income	15,843		15,843		1,568,489			1,568,489

BALANCE AT DECEMBER 31, 2003	$203,372	$(84,004)	$119,368	$39,358,468	$26,499,727	$(53,080,268)	$(840,229)	$11,937,698
Cash Distributions ($49.81 per limited partnership interest)		(7,171)	(7,171)			(2,305,000)		(2,305,000)
Net Income	17,927		17,927		1,774,746			1,774,746

BALANCE AT DECEMBER 31, 2004	$221,299	$(91,175)	$130,124	$39,358,468	$28,274,473	$(55,385,268)	$(840,229)	$11,407,444
Cash Distributions ($37.38 per limited partnership interest)		(8,484)	(8,484)			(1,730,000)		(1,730,000)
Net Income	21,212		21,212		2,099,979			2,099,979

BALANCE AT DECEMBER 31, 2005	$242,511	$(99,659)	$142,852	$39,358,468	$30,374,452	$(57,115,268)	$(840,229)	$11,777,423

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,121,191	$1,792,673	$1,584,332

Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	271,155	274,221	296,366
Recovery of amounts previously written off	(12,723)	(13,429)	(6,514)
Provision for non-collectible rents and other receivables	0	30,359	106,104
Property write-down	0	0	48,027
Net gain on disposal of assets	(668,168)	(215,554)	(304,373)
Interest applied to Indemnification Trust account	(11,312)	(5,065)	(3,597)
Decrease in Deposit- Clerk of the Court	0	0	140,000
Decrease (Increase) in rents and other receivables	77,046	(28,064)	(15,530)
(Increase) in property taxes cash escrow	(8,945)	(8,322)	0
(Increase) Decrease in prepaid insurance	(176)	(29,320)	25,872
Decrease (Increase) in prepaid fees	19,183	(19,183)	0
Decrease (Increase) in deferred rent receivable	6,349	850	(47,850)
(Increase) Decrease in property taxes receivable	(1,512)	(5,168)	2,595
Increase (Decrease) in due to current General Partner	2,596	669	(1,085)
(Decrease) in accounts payable and other accrued Expenses	(4,658)	(29,802)	(64,980)
(Decrease) in security deposits	0	(15,000)	(7,000)
(Decrease) Increase in property taxes payable	(24,363)	(19,338)	70,809
(Decrease) Increase in unearned rental income	(11,107)	8,292	(83,380)

Net cash from operating activities	1,754,556	1,698,819	1,739,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment properties	1,505,426	611,367	2,436,034
Payment of leasing commissions	0	0	(31,920)
Recoveries from former General Partner affiliates	12,723	13,429	6,514

Net cash from investing activities	1,518,149	624,796	2,410,628

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,730,000)	(2,305,000)	(4,840,000)
Cash distributions to current General Partner	(8,484)	(7,171)	(6,530)

Net cash used in financing activities	(1,738,484)	(2,312,171)	(4,846,530)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,534,221	11,444	(696,106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	684,586	673,142	1,369,248

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,218,807	$684,586	$673,142

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At December 31, 2005, the Partnership owned 19 properties with specialty leasehold improvements in six (6) of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the term of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Tenant accounts receivable are comprised of billed but uncollected amounts due for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2005 and 2004, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease.

Property taxes, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

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

During 2005, 2004 and 2003, the Partnership recognized income from discontinued operations of approximately $824,000, $397,000 and $602,000, respectively. The 2005, 2004, and 2003 income from discontinued operations is attributable to the Hooter’s restaurant property (which was sold in December 2005), the Miami Subs property (which was sold in June 2004), the vacant South Milwaukee, WI property (which was sold in April 2003), the Milwaukee, WI property and the Hardee’s restaurant property in Fond du Lac, WI (which were both sold in July 2003), and the vacant Twin Falls, ID property (which was sold in August 2003).

There were no components of property held for sale in the balance sheets for the years ended December 31, 2005 and 2004.

The components of discontinued operations included in the statements of income for the years ended December 31, 2005, 2004 and 2003 are outlined below.

	2005	2004	2003
Revenues

Rental Income	$168,133	$224,165	$393,964

Total Revenues	168,133	224,165	393,964

Expenses

Property Write-down	0	0	48,027

Depreciation	9,194	12,258	30,836

Amortization	0	0	4,261

Appraisals	3,500	0	0

Real Estate Taxes	0	0	4,435

Management Services	0	0	8,400

Provision for Non-collectible Receivables	0	30,359	0

Total Expenses	12,694	42,617	95,959

Net Gain on Sale of Properties	668,168	215,554	304,373

Income from Discontinued Operations	$823,607	$397,102	$602,378

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001 and 2003, consent solicitations were circulated (the “2001 and 2003 Consents”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001 or 2003 Consents. Therefore, the Partnership continued to operate as a going concern. Another consent solicitation was circulated during the Second Quarter of 2005, which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership (the “2005 Consent”). A majority of the Limited Partners did not vote in favor of the 2005 Consent. Therefore, the Partnership continues to operate as a going concern.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2005, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $6,877,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2005	2004	2003
Net income, per statements of income	$2,121,191	$1,792,673	$1,584,332

Book to tax depreciation difference	(33,560)	(34,084)	(37,618)

Book over tax gain from asset disposition	(59,817)	(219,126)	(261,355)

Straight line rent adjustment	6,350	850	(47,850)

Prepaid rent	(11,107)	8,291	(147,163)

Bad debt reserve/expense	0	(155,822)	(30,589)

Book valuation of property write-downs	0	0	48,027

Accrued judgment payable	0	0	(92,866)

Penalties	0	0	4,932

Other, net	13	13	64

Net income for tax reporting purposes	$2,023,070	$1,392,795	$1,019,914

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2005, $5,849,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2005, the Partnership has recognized a total of $1,161,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2005, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video store (the Blockbuster lease expired January 31, 2006- see below and Part I- Item 2), one (1) Sunrise Preschool, one (1) Panda Buffet restaurant, and one (1) Daytona’s- All Sports Café. The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

Income from discontinued operations was approximately $824,000, $397,000 and $602,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The 2005, 2004, and 2003 income from discontinued operations is attributable to the Hooter’s restaurant property (which was sold in December 2005), the Miami Subs property (which was sold in June 2004), the vacant South Milwaukee, WI property (which was sold in April 2003), the Milwaukee, WI property and the Hardee’s restaurant property in Fond du Lac, WI (which were both sold in July 2003), and the vacant Twin Falls, ID property (which was sold in August 2003. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations included a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property. The 2003 income from discontinued operations included Third Quarter net gains of $9,000, $80,000 and $215,000, which are related to the sale of the Milwaukee, WI, Hardee’s- Fond du Lac and Twin Falls properties, respectively. The Second Quarter 2003 income from discontinued operations included a lease termination fee of $50,000 related to the Grand Forks, ND property and a $15,000 property write-down of the Milwaukee, WI property to reflect the net estimated sales price, less costs to sell. The First Quarter 2003 income from discontinued operations included a $33,000 property write-down of the South Milwaukee property to reflect the net estimated sales price, less costs to sell.

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Closing is anticipated to be in the First Quarter of 2006. The net book value of the property at December 31, 2005 was approximately $470,000, which included $173,000 related to land, $268,000 related to buildings and equipment, and $18,000 related to deferred rents receivable, $16,000 related to deferred charges, net, and $5,000 related to security deposits.

During February 2003, a new 10-year lease was executed with Panda Buffet, Inc. in relation to the Grand Forks, ND property, formerly occupied by Village Inn. The lease is set to expire in 2012 and the annual first year base rent was $32,500. Commissions of $18,500 and $3,700 were paid to an unaffiliated leasing agent and to an affiliate of the General Partner, respectively, in March 2003. HVAC maintenance and repair expenditures of $18,000 were incurred in the First Quarter of 2003 at the property.

During October 2001, the Village Inn Restaurant had notified Management of its intent to close and vacate its restaurant in Grand Forks, ND, prior to the expiration of the lease term in 2009. In February 2002, Management was notified Village Inn had closed and vacated the restaurant. Rent income was collected from the tenant through December of 2001, however, no rent was collected from Village Inn for the period beginning January 1, 2002. The Partnership did not recognize rental revenue in 2003 related to Village Inn.

In March 2002 and September 2002, the Partnership paid the property’s first and second installments of 2001 property taxes. The Partnership also paid the 2002 property taxes in the Fourth Quarter of 2002. During June 2003, a settlement and lease termination agreement was executed between Management and Village Inn. The Partnership received a $50,000 termination fee from Village Inn. Management had initiated legal action against Village Inn for defaulted rent and property taxes, as well as other damages.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006, however, Blockbuster paid February of 2006 holdover rent to the Partnership equal to the previous monthly rent of $9,250. Management is currently negotiating a renewal lease agreement with the tenant.

Hooter’s- Richland Hills, TX

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

Popeye’s- Park Forest, IL

The tenant has remained current on its monthly lease obligations. Per the terms of the original lease for the Popeye’s location, the tenant (“Popeye’s”) was (i) to timely pay as they come due all taxes charged to the property, and (ii) required to pay percentage rents equal to 8% of gross sales in excess of $619,449. Popeye’s had accrued approximately $123,000 of delinquent percentage rent payments in relation to its sales in 2001 through 2003. (Due to the uncertainty of collection, $104,000 was fully reserved in the Fourth Quarter of 2003, and $19,000 was not recognized as revenue in the Fourth Quarter of 2003 for financial statement purposes.) In addition, the tenant failed to pay the 2002 property taxes of approximately $40,000, which were due and payable to Cook County, Illinois in 2003, as well as approximately $5,000 in assessed late fees. In the Fourth Quarter of 2003, the Partnership accrued approximately $86,000 in property taxes, which included the 2002 property taxes and associated late fees, as well as the estimated 2003 property taxes that were to be due in 2004. The 2002 property taxes and late fees were paid by the Partnership in January 2004 and the first installment for the 2003 taxes was paid in February 2004. In March 2004, Management learned that the tenant had also failed to pay the $31,000 second installment of its 2001 property taxes. The Partnership paid the 2001 delinquent property taxes, as well as approximately $10,000 in assessed late fees, in March 2004. The Partnership was reimbursed in full for the approximately $107,000 in delinquent property taxes paid by the Partnership on Popeye’s behalf (the Partnership received $25,000 in each April, May, June, and July 2004 and received the final payment of approximately $7,000 in September 2004). The second installment of property taxes related to 2003 was paid by the Partnership in October 2004 through escrow payments received by the Partnership from Popeye’s in the Third and Fourth Quarters of 2004.

A Release and Settlement Agreement was executed with Popeye’s in November 2004. In settlement of all claims and disputes the following significant items were agreed to: (i) Popeye’s is to make monthly escrow property taxes payments applicable to 2004 and for future property taxes installments due throughout the remaining lease term obligation; (ii) Popeye’s gross sales breakpoint was increased to $1,000,000 and therefore, percentage rent shall be an amount equal to 8% of gross sales in excess of $1,000,000, and (iii) Popeye’s delinquent percentage rents were waived.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property taxes escrow charges. Escrow payments of approximately $8,000 and $56,000 were received by the Partnership in the Fourth Quarter of 2004, and the First through Fourth Quarters of 2005, respectively. These payments resulted in: (i) full coverage of Popeye’s 2004 first and second installments of property taxes paid by the Partnership to the taxing authority in February and October of 2005; and (ii) a December 31, 2005 property taxes escrow cash balance of approximately $14,000 toward the 2005 first estimated installment of approximately $28,000 which is scheduled to be paid by the Partnership in the First Quarter of 2006 (Popeye’s is delinquent on approximately $5,000 of its current escrow billings.)

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to the billing and escrow arrangements, the 2005 estimated property taxes were not prorated and accrued on a monthly basis by the Partnership.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Café’s (“Daytona’s) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management has requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of December 31, 2005, escrow payments held by the Partnership totaled approximately $3,400.

In July 2004, the Partnership paid Daytona’s delinquent 2002 property taxes balance of approximately $15,000. Daytona’s reimbursed the Partnership $5,000 in each of August, September and October of 2004. In the Third Quarter of 2004, due to the property taxes default, Management requested that Daytona’s escrow with the Partnership their 2003 property taxes installments which were to be due in the Fourth Quarter of 2004 and the First Quarter of 2005. Escrow payments of approximately $800 were held by the Partnership at December 31, 2004. Daytona’s met its final property taxes escrow requirement in February 2005 and the Partnership paid the property taxes installment in March 2005.

The lease on the property in Des Moines, IA expired on December 31, 2002. In October 2002, Hickory Park, Inc. informed Management that they would not be renewing the property lease. However, in January 2003, Management was notified that the sub-tenant, Daytona’s, did not vacate the Des Moines property and was continuing to operate the property as a restaurant. Management allowed the sub-tenant a holdover lease for two months, and the Partnership received the January and February 2003 rent payments from Daytona’s applicable to the holdover lease. In March 2003, Management executed a five (5) year direct lease with Daytona’s, which is set to expire in 2008. The first year base rent was $60,000. A leasing commission of $9,700 was paid to an affiliate of the General Partner in March 2003 upon the execution of the lease.

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

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the

Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. As of December 31, 2005, Management continues legal action to collect on the judgment.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

In February 2003, Management entered into a purchase and sale agreement to sell the vacant Twin Falls property at a sales price of $565,000. The closing date on the sale of the property was August 22, 2003 and the net sales proceeds totaled $530,000. A net gain of $215,000 was recognized in the Third Quarter of 2003 upon the sale. Closing and other sale related costs amounted to $35,000, which included sales commissions of $22,000 to a non-affiliated broker and $11,000 to a General Partner affiliate in the Third Quarter of 2003.

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

Former Hardee’s property- Fond du Lac, WI

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

Former Milwaukee, WI property

In May 2003, Management entered into a contract to sell the Milwaukee, WI property to the tenant at a sales price of $825,000. The property was being operated as Omega Restaurant. The closing date on the sale of the property was July 28, 2003, and the net sales proceeds totaled $799,000. A net gain on the sale of $9,000 was recognized in the Third Quarter of 2003. Closing costs amounted to $1,000, and a sales commission of $25,000 was paid to a General Partner affiliate. In the Second Quarter of 2003, the net asset value of the property was written-down by $15,000 to reflect the net estimated sales price, less costs to sell, of the property of approximately $790,000.

Former South Milwaukee, WI property

In October 2002, Management entered into a contract to sell the vacant South Milwaukee, WI property at a sales price of $450,000. In the Third Quarter of 2002, the net asset value of the South Milwaukee property was written-down by $98,000 to reflect the estimated fair value of the property at September 30, 2002 of approximately $450,000, shown on the balance sheet as property held for sale at September 30, 2002. In the First Quarter of 2003, the net asset value of the South Milwaukee property was written-down by an additional $33,000 (to $417,000) to reflect the net estimated sales price, less costs of sale.

The vacant South Milwaukee property was sold in April 2003 and the net proceeds upon the sale were $417,000. The net asset value of the property at March 31, 2003 was approximately $417,000. Closing costs amounted to $6,000 and sales commissions related to the sale, which were paid to non-affiliated brokers, totaled $27,000. (See Legal Proceedings in Note 10 and Part I- Item 3 for additional developments.)

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

Beginning in May 2001 and through December 2001, the Partnership accrued but withheld payment of the ground lease obligations to Centre, and on December 31, 2001 the total ground lease accrual approximated $50,000. In the Second Quarter of 2001, Centre filed suit against the Partnership and TPG (as General Partner) seeking possession of the property and damages for breach of the Ground Lease. In April 2002, an additional $43,000 was accrued as payable to Centre, due to the Court’s granting a summary judgment of $93,000 against the Partnership. In June 2002, the Partnership filed an appeal with respect to this judgment. In September 2002, the Partnership was required to escrow a $140,000 cash bond at the clerk of the court during the appeal process. A Settlement Agreement and Mutual Release (the “Agreement”) was made and entered into as of February 1, 2003. According to the terms of the Agreements the Partnership was required to pay Centre $115,000 (the “Settlement”) to discharge all claims of Centre against the Partnership and TPG (except for violations of environmental laws.) The court returned the $140,000 cash bond to the Partnership in April 2003. (See Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.)

Other Investment In Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

As of December 31, 2002, two of the Partnership’s property leases, where the Partnership is the lessor, contained purchase option provisions. The owner of the Omega Restaurant in Milwaukee, WI exercised his purchase option and entered into a purchase agreement to buy the Milwaukee, WI property for $825,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property was in July 2003. At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000 which was in excess of the original cost of the property less accumulated depreciation. Closing on the property is anticipated to be during the First Quarter of 2006.

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

As of December 31, 2005, the aggregate minimum operating lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2006	$1,485,408
2007	1,468,325
2008	1,361,158
2009	1,255,593
2010	1,014,780
Thereafter	5,617,800

$12,203,064

The 2006 amount above includes the collected January of 2006 rent of $9,250 for the Blockbuster lease which expired January 31, 2006. Management is currently negotiating a renewal lease agreement with the tenant- see Investment Properties in Note 3 and Part I- Item 2.

Percentage rentals included in rental income from operations in 2005, 2004, and 2003 (does not include income from the Hooter’s restaurant property sold in December 2005) were $444,298, $492,964, and $474,484, respectively. The variance in percentage rental income is due to the fluctuation of tenant sales. At December 31, 2005 and 2004, rents and other receivables included $430,000 and $507,000, respectively, of unbilled percentage rents.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 54% of total operating base rents (does not include properties sold for 2005). The most recent audited financial statements available for Wencoast prepared by Thompson Dunavant, PLC are for the periods ended December 29, 2003 and January 2, 2005. Those audited financial statements are attached as Exhibit 99.1 to the Report of which these Financial Statements are a part. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $56,905 to date on the amounts recovered, which includes 2005, 2004 and 2003 fees of $509, $537 and $261, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the years ended December 31, 2005, 2004, and 2003, are as follows. (Management fees and overhead allowances included January 2005 fees which were prepaid in December 2004 for the year ended December 31, 2004.):

Current General Partner	Incurred for the Year ended December 31, 2005	Incurred for the Year ended December 31, 2004	Incurred for the Year ended December 31, 2003
Management fees	$194,279	$223,437	$202,049
Restoration fees	509	537	261
Overhead allowance	15,716	18,071	16,322
Sales commission	47,250	19,500	58,000
Leasing commissions	0	0	13,420
Reimbursement for out-of-pocket expenses	9,324	8,032	5,920

Cash distribution	8,484	7,171	6,530

	$275,562	$276,748	$302,502

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees will be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed toward the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

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

The Trust has been fully funded with Partnership assets as of December 31, 2005. Funds are invested in U.S. Treasury securities. In addition, $148,699 of earnings has been credited to the Trust as of December 31, 2005. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

Former Mulberry Street Grill property

The Partnership owned the building in Phoenix, Arizona occupied by the Mulberry Street Grill restaurant, which was located on a parcel of land leased to the Partnership pursuant to a long-term ground lease (the “Ground Lease.”) The Ground Lease was considered an operating lease and the lease payments were paid by the Partnership and expensed in the periods to which they applied. During the Second Quarter of 2001, sub-tenant AMF Corporation (“AMF”) notified Management of its intent to close its Mulberry Street Grill restaurant. Although the sub-lease had not expired, since such notification the Partnership had received no rent from the former tenant and had returned possession of the Phoenix, Arizona property to the Ground Lease Landlord, Centre at 38th Street, L.L.C., (“Centre.”) Beginning in May 2001 and through December 2001, the Partnership accrued but withheld payment of the ground lease obligations, and on December 31, 2001 the total ground lease accrual approximated $50,000. On June 12, 2001 Centre leased the property to a new tenant.

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

On April 10, 2002 the Maricopa County Superior Court granted Centre’s motion for summary judgment against the Partnership and TPG. The Court entered a final judgment (the “Judgment”) on May 22, 2002, awarding approximately $93,000 in damages to Centre, as well as attorney’s fees and court costs in the amount of $16,000. As of December 31, 2001, the Partnership had accrued $50,000 in ground lease obligations payable to Centre and the remaining summary judgment balance of $43,000 was accrued in April 2002.

On June 20, 2002, the Partnership and TPG filed a Notice of Appeal (the “Appeal”) with respect to such Judgment. Both parties filed briefs with the Court of Appeals, and the Court set oral argument for March 5, 2003. In order to prevent Centre from enforcing the judgment while the Appeal was pending, in August 2002, the Partnership deposited a $140,000 cashier’s check with the Clerk of the Maricopa County Superior Court to serve as a bond. By law, the amount of the bond must be sufficient to cover the amount of the judgment, plus interest, and any additional costs that may be incurred during the appeal.

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

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer has removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence since the fourth quarter of 2003, the Buyer has claimed, and the Partnership has denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleges, among other things that (i) the Borrower breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer is seeking a judgment awarding it damages as it may prove at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer had alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000.

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit.

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total Operating Revenues	$406,321	$429,686	$566,757	$649,262
Income from Continuing Operations	$221,604	$223,955	$368,706	$483,319
Income (Loss) From Discontinued Operations	$20,969	$23,385	$63,595	$715,658
Net Income	$242,573	$247,340	$432,301	$1,198,977
Net Income per Unit	$5.19	$5.29	$9.25	$25.65

Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total Operating Revenues	$396,957	$500,769	$619,345	$674,502
Income from Continuing Operations	$190,253	$279,782	$427,616	$497,920
Income (Loss) From Discontinued Operations	$38,499	$233,906	$72,710	$51,987
Net Income	$228,752	$513,688	$500,326	$549,907
Net Income per Unit	$4.89	$10.99	$10.70	$11.77

Quarter Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total Operating Revenues	$389,419	$437,244	$599,361	$659,606
Income from Continuing Operations	$51,215	$204,097	$428,407	$298,235
Income (Loss) from Discontinued Operations	$63,555	$59,120	$395,253	$84,450
Net Income	$114,770	$263,217	$823,660	$382,685
Net Income per Unit	$2.45	$5.63	$17.62	$8.19

12. SUBSEQUENT EVENTS:

On February 15, 2006, the Partnership made distributions to the Limited Partners of $2,000,000 amounting to $43.21 per Interest.

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

Bruce A. Provo, Age 55 - President, Founder and Director.

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

Jesse Small – CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing DiVall 2. During the past four years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a.) As of December 31, 2005, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b.) As of December 31, 2005, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. Originally, the PMA was to govern TPG’s relationship with the Partnership, DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership (collectively, The “Partnerships”). Since both DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership have been dissolved, only the Partnership remains. TPG’s compensation includes a management fee (“Base Fee”) for managing the Partnership equal to 4% of the Partnership’s gross collected receipts. Between the Partnerships, TPG was entitled to an aggregate minimum Base Fee of $300,000 per year. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such Base Fees resulting from recoveries from former general partners is designated as “restoration fees”. Between the Partnerships, TPG was also entitled to reimbursement for office rent and related office overhead (“Expense”) in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 Expense reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum Base Fee and maximum Expense reimbursement in an amount not to exceed the percentage increase in the

Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2005, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.67%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2005 the minimum monthly Base Fee paid by the Partnership was raised to $17,750 and the maximum monthly Expense reimbursement was raised to $1,432. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

The PMA had an original expiration date of December 31, 2002, and was extended three years by the General Partner, TPG, in the First Quarter of 2003 to a new expiration date of December 31, 2005. TPG extended the PMA expiration date an additional three years in the First Quarter of 2006. The new expiration date is December 31, 2008, but could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. At December 31, 2005 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following fees and reimbursements to management and its affiliates in 2005. (Management fees and overhead allowances do not include January 2005 fees which were prepaid in December 2004.):

The Provo Group, Inc.:

Management Fees	$194,279
Restoration Fees	509
Sales Commission	47,250
Office Overhead Allowance	15,716
Direct Cost Reimbursements	9,324

2005 Total	$267,078

Item 14. Principal Accounting Firm Fees and Services

Aggregate fees for audit and interim review services provided by the Partnership’s principal accounting firm, AM&G, to the Partnership for the years ended December 31, 2005 and 2004, amounted to $44,885 and $35,979, respectively.

AM&G had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Tax compliance services for 2004 were provided by TBS for which fees amounted to $19,000. Tax compliance services for 2005 were provided by RSM, for which fees amounted to $22,200.

For the years ended December 31, 2005 and 2004, AM&G, RSM and TBS did not perform any management consulting services for the Partnership.

Aggregate fees for audit and/or interim review services provided by the Partnership’s previous principal accounting firm, D&T, to the Partnership for the years ended December 31, 2005 and 2004, amounted to $1,500 and $21,000, respectively. (The year ended 2005 represented the fee for the 2003 opinion reissue and the year-ended 2004 represented the fee for the audit 2003 and 2002 opinion reissue and the 2004 interim reviews.)

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2005 and 2004

Statements of Income for the Years Ended December 31, 2005, 2004, and 2003

Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004, and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2005

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 15, 2006 regarding the Fourth Quarter 2005 distribution.

99.1	Audited Financial Statements of Wencoast Restaurants, Inc. for the fiscal years Ended December 28, 2003 and January 2, 2005, prepared by Thompson Dunavant PLC.

(b)	Reports on Form 8-K:

The Registrant filed Form 8-K on August 14, 2002.

The Registrant filed Form 8-K/A on August 27, 2002.

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

The Registrant filed Form 8-K on November 19, 2004

The Registrant filed Form 8-K/A on December 2, 2004

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in latest statement of operations is computed (years)
Phoenix, Arizona	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$263,119	—	6/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	265,978	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	247,327	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	246,415	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	183,409	—	12/22/88	31.5
Park Forest, Illinois	—	187,900	393,038	—	187,900	393,038	580,938	223,066	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	210,895	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	223,795	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	166,370	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	143,588	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	256,841	—	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	287,991	161,996	551,056	713,052	335,687	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	215,748	—	12/29/89	31.5
Charleston, South Carolina	—	286,068	294,870	—	286,068	294,870	580,938	155,431	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	193,756	—	12/29/89	31.5
Grand Forks, North Dakota (3)	—	172,701	566,674	—	172,701	566,674	739,375	298,704	—	12/28/89	31.5
Phoenix, Arizona	—	241,371	843,132	—	241,371	843,133	1,084,503	444,431	—	1/1/90	31.5
Ogden, Utah	—	194,350	452,075	—	194,350	452,075	646,425	255,433	—	1/31/90	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,466	361,212	—	6/1/90	31.5

	$0	$5,003,396	$8,378,981	$287,991	$4,970,156	$8,419,840	$13,389,996	$4,691,206

(1)	This property was written down to its estimated net realizable value at December 31, 1998
(2)	In the Fourth Quarter of 2001 a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In January of 2006 the owners of the Panda Buffet restaurant notified Management that they intended to exercise their purchase option related to the Grand Forks, ND property. A sales contract was executed in February of 2006 at a sales price of $525,000 and closing is anticipated to be in the First Quarter of 2006.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(B) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investment in Real Estate	Year Ended December 31, 2005	Year Ended December 31, 2004	Accumulated Depreciation	Year Ended December 31, 2005	Year Ended December 31, 2004
Balance at beginning of year	$14,532,699	$14,532,699	Balance at beginning of year	$4,738,289	$4,476,862

Additions:	0	0	Additions charged to costs and expenses	258,362	261,427

Deletions:

Hooter’s- N. Richland Hills, Texas Disposal (1)	(1,142,703)	0	Hooter’s-N. Richland Hills, Texas Disposal (1)	(305,445)	0

Balance at end of year	$13,389,996	$14,532,699	Balance at end of year	$4,691,206	$4,738,289

(1)	This property was sold in December of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	March 22, 2006