Form 10-Q
period 2006-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2006-05-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer   ☐                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No

☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS

(Unaudited)

	March 31, 2006	December 31, 2005
INVESTMENT PROPERTIES: (Note 3)

Land	$4,970,156	$4,970,156
Buildings	8,419,840	8,419,840
Accumulated depreciation	(4,753,498)	(4,691,206)

Net investment properties	$8,636,498	$8,698,790

OTHER ASSETS:

Cash and cash equivalents	$1,013,023	$2,218,807
Cash held in Indemnification Trust (Note 8)	402,633	398,699
Property taxes cash escrow	7,059	17,267
Rents and other receivables	19,285	431,118
Property taxes receivable	8,203	6,680
Deferred rent receivable	95,293	98,006
Prepaid insurance	20,210	32,563
Deferred charges, net	256,969	247,399

Total other assets	$1,822,675	$3,450,539

Total assets	$10,459,173	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2006 and December 31, 2005

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES:
Accounts payable and other accrued expenses	$68,698	$58,708
Property taxes payable	15,262	23,947
Due to General Partner	1,352	5,249
Due to Affiliates	6,480	0
Security deposits	114,585	114,585
Unearned rental income	108,570	26,565

Total liabilities	$314,947	$229,054

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$244,759	$242,511
Cumulative cash distributions	(100,558)	(99,659)

	144,201	142,852

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	30,597,054	30,374,452
Cumulative cash distributions	(59,115,268)	(57,115,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$10,000,025	$11,777,423

Total partners’ capital	$10,144,226	$11,920,275

Total liabilities and partners’ capital	$10,459,173	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2006 and 2005

	Three Months ended March 31,
	2006	2005
OPERATING REVENUES:
Rental income (Note 5)	$398,376	$391,946
Property taxes recoveries (Note 3)	0	14,374

TOTAL OPERATING REVENUES	398,376	406,320

OPERATING EXPENSES
Partnership management fees (Note 6)	53,718	52,192
Restoration fees (Note 6)	134	134
Insurance	9,069	9,728
General and administrative	29,325	25,219
Advisory Board fees and expenses	3,500	3,500
Professional services	47,506	34,968
Maintenance and repair expenses	630	170
Depreciation	62,292	62,292
Amortization	3,390	3,198

TOTAL OPERATING EXPENSES	209,564	191,401

OTHER INCOME
Interest income	7,681	3,328
Judgment claim	25,000	0
Recovery of amounts previously written off (Note 2)	3,357	3,357
Other income (Note 10)	0	0

TOTAL OTHER INCOME	36,038	6,685

INCOME FROM CONTINUING OPERATIONS	224,850	221,604
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	0	20,969

NET INCOME	$224,850	$242,573

NET INCOME- CURRENT GENERAL PARTNER	$2,248	$2,426
NET INCOME- LIMITED PARTNERS	222,602	240,147

	$224,850	$242,573

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$4.81	$4.74
INCOME FROM DISCONTINUED OPERATIONS	0.45

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.81	$5.19

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,850	$242,573
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	65,682	68,555
Recovery of amounts previously written off	(3,357)	(3,357)
Interest applied to PMA Indemnification Trust account	(3,934)	(2,142)
Changes in operating accounts:
Decrease in property taxes cash escrow	10,208	7,605
Decrease in rents and other receivables	411,833	492,239
Decrease in prepaid insurance	12,353	9,728
Decrease in prepaid fees	0	19,183
Decrease in deferred rent receivable	2,713	1,463
(Increase) Decrease in property taxes receivable	(1,523)	1,568
(Decrease) in due to General Partner	(3,897)	(1,230)
Increase in due to Affiliates	6,480	0
Increase in accounts payable and other accrued expenses	9,990	4,006
(Decrease) in property taxes payable	(8,685)	(23,547)
Increase in unearned rental income	82,005	70,315

Net cash flows from operating activities	804,718	886,959

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Payment of leasing commissions	(12,960)	0
Recoveries from former General Partner affiliates	3,357	3,357

Net cash flows from (used in) investing activities	(9,603)	3,357

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(2,000,000)	(425,000)
Cash distributions to current General Partner	(899)	(970)

Net cash flows used in financing activities	(2,000,899)	(425,970)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,205,784)	464,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,218,807	684,586

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,013,023	$1,148,932

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2005 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2006, and the statements of income for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At March 31, 2006, the Partnership owned 19 properties.

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

As of March 31, 2006 and December 31, 2005, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. FIN 47 did not have a significant impact on the Partnership’s financial statements.

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

There was no recognized income from discontinued operations for the three month period ended March 31, 2006. The Partnership recognized income from discontinued operations of approximately $21,000 in the three-month period ending March 31, 2005. The 2005 income from discontinued operations is attributable to the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

There were no components of property held for sale in the balance sheets for the three-month periods ended March 31, 2006 and 2005.

The components of discontinued operations included in the condensed statements of income for the three- month periods ended March 31, 2006 and 2005, are outlined below.

	Three-month Period ended March 31, 2006	Three-month Period ended March 31, 2005
Statements of Income:
Revenues:
Rental Income	$0	$24,034

Total Revenues	0	24,034

Expenses:
Depreciation	0	3,065

Total Expenses	0	3,065

Income from Discontinued Operations	$0	$20,969

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarter of 2001, 2003 and 2005, consent solicitations were circulated (the “2001, 2003 and 2005 Consents”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003 or 2005 Consents. Therefore, the Partnership continues to operate as a going concern.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2005, the tax basis of the Partnership’s assets exceeded the amounts reported in the 2005 financial statements by approximately $6,877,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2006, $5,853,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2006, the Partnership has recognized a total of $1,165,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.	INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

There was no recognized income from discontinued operations for the three-month period ended March 31, 2006. The Partnership recognized income from discontinued operations of approximately $21,000 in the three-month period ending March 31, 2005. The 2005 income from discontinued operations is attributable to the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The following summarizes significant developments, by property, for properties with such developments.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March of 2006. The original lease, which is set to expire in 2013, remains effective and includes the owners’ option to purchase the property.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total approximately $108,000. Leasing commissions related to the lease renewal execution are anticipated to total approximately $13,000 and were accrued at March 31, 2006. The amount includes commissions of approximately $6,500 payable to a non-affiliated broker and $6,500 payable to a General Partner affiliate.

Popeye’s- Park Forest, IL

As of March 31, 2006, Popeye’s is delinquent on one month’s rent obligation and property taxes escrow payment of approximately $6,400 and $4,800, respectively. As of March 31, 2006, escrow payments held by the Partnership totaled approximately $4,000.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property taxes escrow charges. During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to the billing and escrow arrangements, the 2005 and 2006 estimated property taxes were not prorated and accrued on a monthly basis by the Partnership.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of March 31, 2006, escrow payments held by the Partnership totaled approximately $3,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

Former Hooter’s- Richland Hills, TX property

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

At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above and in Part I- Item 2- Investment Properties.) The original lease, which is set to expire in 2013, remains effective and includes the owners’ option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of March 31, 2006, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2006	$1,584,408
2007	1,576,325
2008	1,370,158
2009	1,255,593
2010	1,014,780
Thereafter	5,617,800

$12,419,064

Percentage rentals included in operating rental income for the three-month periods ended March 31, 2006 and 2005 were approximately $6,000 and zero, respectively. At March 31, 2006, rents and other receivables included $12,000 of percentage rents billed in the First Quarter of 2006.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 54% of total operating base rents for 2005 (excludes the Hooter’s property which was sold in December of 2005). For the three- month period ended March 31, 2006, Wencoast base rents accounted for 54% of total operating base rents. The most recent audited financial statements available for Wencoast prepared by Thompson Dunavant, PLC are for the periods ended December 29, 2003 and January 2, 2005. Those audited financial statements are attached as Exhibit 99.1 to the 2005 Annual Report 10-K. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

6.	TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the

Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 Expense reimbursement). Effective March 1, 2006, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.39%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2006, the minimum monthly Base Fee paid by the Partnership was raised to $18,352 and the maximum monthly Expense reimbursement was raised to $1,481.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,039 to date on the amounts recovered, which includes the three-month periods ended March 31, 2006 and 2005 fees of $134 and $134, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three-month periods ended March 31, 2006 and 2005, are as follows:

Current General Partner	Incurred for the Three-Month Period ended March 31, 2006	Incurred for the Three-Month Period ended March 31, 2005
Management fees	$53,718	$52,192
Restoration fees	134	134
Overhead allowance	4,345	4,222
Leasing commissions	6,480	0
Reimbursement for out-of-pocket expenses	1,867	2,251
Cash distribution	899	970

	$67,443	$59,769

7.	CONTINGENT LIABILITIES:

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

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $152,633 of earnings has been credited to the Trust as of March 31, 2006. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleges, among other things that (i) the Partnership breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer is seeking a judgment awarding it damages as it may prove at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer had alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000.

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit.

11.	SUBSEQUENT EVENTS:

On May 15, 2006, the Partnership is scheduled to make distributions to the Limited Partners of $380,000 amounting to $8.21 per Unit Interest

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at March 31, 2006, were originally purchased at a price, including acquisition costs, of approximately $14,651,000.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 19 properties are located in a total of nine (9) states.

Ten (10) of the twenty (20) properties are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent audited financial statements for the periods ended December 28, 2003 and January 2, 2005. Those audited financial statements are attached to the

December 31, 2005 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. FIN 47 did not have a significant impact on the Partnership’s financial statements.

There was no recognized income from discontinued operations for the three-month period ended March 31, 2006. The Partnership recognized income from discontinued operations of approximately $21,000 in the three-month period ending March 31, 2005. The 2005 income from discontinued operations is attributable to the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The following summarizes significant developments, by property, for properties with such developments.

Panda Buffet- Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March of 2006. The original lease, which is set to expire in 2013, remains effective and includes the owners’ option to purchase the property.

Blockbuster- Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total approximately $108,000. Leasing commissions related to the lease renewal execution are anticipated to total approximately $13,000 and were accrued at March 31, 2006. The amount includes commissions of approximately $6,500 payable to a non-affiliated broker and $6,500 payable to a General Partner affiliate.

Popeye’s- Park Forest, IL

As of March 31, 2006, Popeye’s is delinquent on one month’s rent obligation and property taxes escrow payment of approximately $6,400 and $4,800, respectively. As of March 31, 2006, escrow payments held by the Partnership totaled approximately $4,000.

Due to past defaults, Popeye’s 2004 estimated property taxes were prorated and accrued on a monthly basis by the Partnership. In September 2004, the Partnership began billing Popeye’s monthly property taxes escrow charges. During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to the billing and escrow arrangements, the 2005 and 2006 estimated property taxes were not prorated and accrued on a monthly basis by the Partnership.

Daytona’s- All Sports Café- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of March 31, 2006, escrow payments held by the Partnership totaled approximately $3,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in real estate taxes as the Partnership paid the property’s delinquent 2003 real estate taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

In November 2004, a Settlement Agreement (“Agreement”) was executed with DiFede. Per the Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

Former Hooter’s- Richland Hills, TX property

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above and in Note 3 to the condensed financial statements.) The original lease, which is set to expire in 2013, remains effective and includes the owners’ option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $1,013,000 at March 31, 2006, compared to $2,219,000 at December 31, 2005. Cash of $380,000 is anticipated to be used to fund the First Quarter of 2006 distributions to Limited Partners in May of 2006, and cash of $69,000 is anticipated to be used for the payment of year-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property taxes cash escrow amounted to approximately $7,000 and $17,000 at March 31, 2006 and December 31, 2005, respectively. Property taxes escrow payments of approximately $3,000 and $10,000 were received by the Partnership from Daytona’s in the Fourth Quarter of 2005 and the First Quarter of 2006, respectively. The Partnership paid the tenant’s 2004 second property taxes installment of approximately $10,000 in the First Quarter of 2006. (For further disclosure see Investment Properties- Daytona’s- All Sports Cafe in Note 3 to the condensed financial statements and Part 1- Item 2.) In the Fourth Quarter of 2005 and in the First Quarter of 2006 the Partnership received approximately $14,000 and $15,000, respectively, of property taxes escrow payments from Popeye’s- Park Forest. The Partnership paid the tenant’s first 2005 property taxes installment of approximately $25,000 in the First Quarter of 2006. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. (For additional information regarding the Trust refer to Note 8 to the condensed financial statements- PMA Indemnification Trust.)

Rents and other receivables amounted to approximately $19,000 at March 31, 2006, compared to $431,000 as of December 31, 2005. The December 31, 2005 balance primarily represented unbilled 2005 quarterly percentage rent accruals. The 2005 percentage rents were billed in the First Quarter of 2006 and the March 31, 2006 balance includes approximately $13,000 of uncollected percentage rents. Popeye’s- Park Forest is delinquent on its March of 2006 monthly lease obligation of approximately $6,000.

Property taxes receivable at March 31, 2006 totaled approximately $8000, compared to $7,000 at December 31, 2005. The balances primarily represented property taxes escrow charges due from Popeye’s- Park Forest in relation to property taxes due in 2006. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Prepaid Insurance amounted to approximately $20,000 at March 31, 2006 compared to $33,000 at December 31, 2005. The March 31, 2006 balance represented seven (7) months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $257,000 and $247,000, net of accumulated amortization, at March 31, 2006 and December 31, 2005, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $13,000 were accrued at March 31, 2006 due to the Blockbuster two-year lease renewal. (For further discussion see Investment Properties- Blockbuster- Ogden, UT property in Note 3 to the condensed financial statements and Part I- Item 2.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at March 31, 2006, and December 31, 2005 amounted to approximately $69,000 and $59,000, respectively, and primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at March 31, 2006 and December 31, 2005, totaled $15,000 and $24,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s next installment of property taxes. (For further disclosure see Investment Properties- Daytona’s- All Sports Café and Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Due to the Current General Partner amounted to approximately $1,400 at March 31, 2006 and primarily represented the General Partner’s First Quarter of 2006 distribution.

Due to Affiliates amounted to approximately $6,500 at March 31, 2006 and represented a leasing commission related to the Blockbuster lease renewal. (For further disclosure see Investment Properties- Blockbuster- Ogden, UT in Note 3 to the condensed financial statements and Part I- Item 2.)

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

Cash distributions to the Limited Partners and to the General Partner during 2006 of $2,000,000 and $899, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter of 2006 distributions of $380,000 on May 15, 2006.

Results of Operations

The Partnership reported income from continuing operations for the three- month period ended March 31, 2006, in the amount of $225,000 compared to income from continuing operations for the three-month period ended March 31, 2005 of $221,000. The variance in income from continuing operations in 2006 compared to 2005 is due primarily to: (i) the First Quarter of 2005 collections and revenue recognition of approximately $14,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion); (ii) increased professional services expenditures in the First Quarter of 2006; and (iii) higher income tax expenditures in the First Quarter of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments.

Discontinued Operations

There was no recognized income from operations for the three-month period ended March 31, 2006. The Partnership recognized income from discontinued operations of approximately $21,000 for the three-month period ending March 31, 2005. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2005 income from discontinued operations is attributable to the Hooter’s- Richland Hills, TX restaurant property (which was sold in December of 2005).

Revenues

Total operating revenues amounted to $398,000 and $406,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Included in operating revenues for 2005 was approximately $14,000, in property tax recoveries related to the Popeye’s- Park Forest property (see Investment Properties- Popeye’s- Park Forest in Note 3 to Financial Statements and Part I- Item 2).

As of March 31, 2006, total base operating rent revenues should approximate $1,580,000 for the year 2006 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended March 31 2006 and 2005, total operating expenses amounted to approximately 53% and 47%, of total revenue, respectively. The variances between 2006 and 2005 operating expenditures are primarily due to: (i) higher income tax expenditures in the First Quarter of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; and (ii) increased professional service expenditures in the First Quarter of 2006.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three-month periods ended March 31, 2006 and 2005, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended March 31, 2006 and 2005, the Partnership generated other income of approximately $36,000 and $7,000, respectively. During March of 2006 the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.)

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from percentage rents represented only 22% of operating rental income for the year ended 2005. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleges, among other things that (i) the Partnership breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer is seeking a judgment awarding it damages as it may prove at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer had alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000.

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit.

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed May 15, 2006 regarding the First Quarter 2006 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	May 12, 2006