Form 10-Q
period 2006-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2006-08-11
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CONDENSED BALANCE SHEETS

June 30, 2006 and December 31, 2005

ASSETS

(Unaudited)

	June 30, 2006	December 31, 2005
INVESTMENT PROPERTIES: (Note 3)
Land	$4,728,785	$4,970,156
Buildings	7,576,708	8,419,840
Accumulated depreciation	(4,358,498)	(4,691,206)

Net investment properties	$7,946,995	$8,698,790

OTHER ASSETS:
Cash and cash equivalents	$851,652	$2,218,807
Cash held in Indemnification Trust (Note 8)	407,406	398,699
Property held for sale	617,266	0
Property taxes cash escrow	22,013	17,267
Rents and other receivables	37,320	431,118
Property taxes receivable	19,428	6,680
Deferred rent receivable	90,579	98,006
Prepaid insurance	11,470	32,563
Deferred charges, net	252,132	247,399

Total other assets	$2,309,266	$3,450,539

Total assets	$10,256,261	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2006 and December 31, 2005

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	June 30, 2006	December 31, 2005
LIABILITIES:
Accounts payable and other accrued expenses	$53,086	$58,708
Property taxes payable	41,441	23,947
Due to General Partner	1,224	5,249
Security deposits	104,640	114,585
Unearned rental income	99,695	26,565

Total liabilities	$300,086	$229,054

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$246,687	$242,511
Cumulative cash distributions	(101,329)	(99,659)

	145,358	142,852

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	30,787,846	30,374,452
Cumulative cash distributions	(59,495,268)	(57,115,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$9,810,817	$11,777,423

Total partners’ capital	$9,956,175	$11,920,275

Total liabilities and partners’ capital	$10,256,261	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2006 and 2005

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Rental income (Note 5)	$379,576	$384,947	$747,123	$746,064
Property taxes recoveries (Note 3)	0	13,911	0	28,285

TOTAL OPERATING REVENUES	379,576	398,858	747,123	774,349

OPERATING EXPENSES
Partnership management fees (Note 6)	54,942	53,114	108,659	105,306
Restoration fees (Note 6)	114	136	249	270
Insurance	29,526	9,728	38,595	19,456
General and administrative	33,382	30,707	62,707	55,926
Advisory Board fees and expenses	2,625	3,500	6,125	7,000
Professional services	40,250	49,920	87,755	84,888
Maintenance and repair expenses	245	490	875	660
Depreciation	55,861	55,862	111,723	111,723
Amortization	4,836	3,198	8,227	6,396

TOTAL OPERATING EXPENSES	221,781	206,654	424,915	391,625

OTHER INCOME
Interest income	7,669	3,951	15,350	7,279
Judgment claim	0	0	25,000	0
Recovery of amounts previously written off (Note 2)	2,857	3,401	6,214	6,758
Other income (Note 10)	0	0	0	0

TOTAL OTHER INCOME	10,526	7,352	46,564	14,037

INCOME FROM CONTINUING OPERATIONS	168,321	199,556	368,772	396,761
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	24,399	47,784	48,798	93,152

NET INCOME	$192,720	$247,340	$417,570	$489,913

NET INCOME- CURRENT GENERAL PARTNER	$1,927	$2,473	$4,176	$4,899
NET INCOME- LIMITED PARTNERS	190,793	244,867	413,394	485,014

	$192,720	$247,340	$417,570	$489,913

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$3.60	$4.27	$7.89	$8.49
INCOME FROM DISCONTINUED OPERATIONS	.52	1.02	1.04	1.99

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.12	$5.29	$8.93	$10.48

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$417,570	$489,913
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	132,811	137,109
Recovery of amounts previously written off	(6,214)	(6,758)
Interest applied to PMA Indemnification Trust account	(8,707)	(4,636)
Changes in operating accounts:
(Increase) in property taxes cash escrow	(4,746)	(6,306)
Decrease in rents and other receivables	393,798	474,309
Decrease in prepaid insurance	21,093	19,456
Decrease in prepaid fees	0	19,183
Decrease in deferred rent receivable	7,427	2,927
(Increase) Decrease in property taxes receivable	(12,748)	232
Decrease in due to General Partner	(4,025)	(1,211)
Decrease in accounts payable and other accrued expenses	(5,622)	(155)
Increase (Decrease) in property taxes payable	17,494	(21,747)
Increase (Decrease) in unearned rental income	73,130	(16,732)

Net cash flows from operating activities	1,021,261	1,085,120

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Payment of leasing commissions	(12,960)	0
Recoveries from former General Partner affiliates	6,214	6,758

Net cash flows from (used in) investing activities	(6,746)	6,758

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(2,380,000)	(860,000)
Cash distributions to current General Partner	(1,670)	(1,959)

Net cash flows used in financing activities	(2,381,670)	(861,959)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,367,155)	229,919
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,218,807	684,586

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$851,652	$914,505

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2006, and the statements of income for the three and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At June 30, 2006, the Partnership owned 19 properties.

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

As of June 30, 2006 and December 31, 2005, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

The Partnership recognized income from discontinued operations of approximately $24,000 and $48,000 in the three and six-month periods ending June 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $49,000 and $93,000 in the three and six-month periods ending June 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the

Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

There components of property held for sale in the condensed balance sheets as of June 30, 2006 and 2005 are outlined below.

	2006	2005
Balance Sheet:
Land	$241,371	$0
Buildings	385,840	0
Security deposits	(9,945)	0

Property held for sale	$617,266	$0

The components of discontinued operations included in the condensed statements of income for the three and six-month periods ended June 30, 2006 and 2005 are outlined below.

	Three-month Period ended June 30, 2006	Three-month Period ended June 30, 2005	Six-month Period ended June 30, 2006	Six-month Period ended June 30, 2005
Statements of Income:
Revenues:
Rental Income	$30,830	$57,279	$61,659	$112,142

Total Revenues	30,830	57,279	61,659	112,142

Expenses:
Depreciation	6,431	9,495	12,861	18,990

Total Expenses	6,431	9,495	12,861	18,990

Income from Discontinued Operations	$24,399	$47,784	$48,798	$93,152

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2006, $5,856,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2006, the Partnership has recognized a total of $1,168,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (classified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized income from discontinued operations of approximately $24,000 and $48,000 in the three and six-month periods ending June 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $49,000 and $93,000 in the three and six-month periods ending June 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property (asking price of $1.7 million) was executed in June of 2006, with a sales commission rate of 6%. The net book value of the property at June 30, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March of 2006. The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total approximately $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate).

Popeye’s- Park Forest, IL

As of June 30, 2006, Popeye’s is delinquent on three month’s rent obligations and property taxes escrow payments of approximately $19,000 and $14,000, respectively. As of June 30, 2006, escrow payments held by the Partnership totaled approximately $8,000. The funds held are to be applied to Popeye’s next property tax installment due in the Third Quarter of 2006.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its lease (expires December 31, 2009).

The Partnership recognized property taxes recovery income of approximately $35,000 during 2005 which related to Popeye’s 2004 property taxes that were expensed and accrued by the Partnership as of December 31, 2004 due to past tenant defaults. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s meeting its billing and escrow obligations during 2005, the 2005 estimated property taxes were not expensed and accrued as of December 31, 2005.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of June 30, 2006, escrow payments held by the Partnership totaled approximately $14,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in property taxes as the Partnership paid the property’s delinquent 2003 property taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

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

At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above and in Part I- Item 2- Investment Properties.) The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of June 30, 2006, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the Sunrise Preschool- Phoenix, AZ property which was classified as held for sale at June 30, 2006):

Year ending December 31,
2006	$1,461,090
2007	1,453,007
2008	1,246,840
2009	1,204,210
2010	1,014,780
Thereafter	5,617,799

$11,997,726

Percentage rentals included in operating rental income for the six-month periods ended June 30, 2006 and 2005 were approximately $24,000 and $24,000 respectively. At June 30, 2006, rents and other receivables included $18,000 in percentage rents accrued in the Second Quarter of 2006 for tenants who had reached their individual sales breakpoints.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 58% of total operating base rents for 2005 (excludes the Hooter’s property which was sold in December of 2005 and the Sunrise Preschool property which was classified as held for sale in the Second Quarter of 2006). For the six- month period ended June 30, 2006, Wencoast base rents accounted for 58%, of total operating base rents (does not include the Sunrise Preschool property which was classified as held for sale in the Second Quarter of 2006). The most recent audited financial statements available for Wencoast, prepared by Thompson Dunvant, PLC, are for the periods ended December 29, 2003 and January 2, 2005. Those financial statements are attached as Exhibit 99.1 to the 2005 Annual 10-K Report. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,154 to date on the amounts recovered, which includes the six-month periods ended June 30, 2006 and 2005 fees of $249 and $270, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and six- month periods ended June 30, 2006 and 2005, are as follows:

Current General Partner	Incurred for the Three-Month Period ended June 30, 2006	Incurred for the Three-Month Period ended June 30, 2005	Incurred for the Six-Month Period ended June 30, 2006	Incurred for the Six-Month Period ended June 30, 2005
Management fees	$54,942	$53,114	$108,659	$105,306
Restoration fees	114	136	249	270
Overhead allowance	4,442	4,296	8,787	8,518
Leasing commissions	0	0	6,480	0
Reimbursement for out-of-pocket expenses	2,143	2,807	4,010	5,058
Cash distribution	771	989	1,670	1,959

	$62,412	$61,342	$129,855	$121,111

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $157,406 of earnings has been credited to the Trust as of June 30, 2006. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleges, among other things that (i) the Partnership breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer is seeking a judgment awarding it damages as it may prove at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer had alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000. The Court has set certain deadlines including the completion of discovery and the filing of dispositive motions by February 20, 2007.

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit.

11. SUBSEQUENT EVENTS:

On August 15, 2006, the Partnership is scheduled to make distributions to the Limited Partners of $350,000 amounting to $7.56 per Unit Interest

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at June 30, 2006 (does not include property held for sale), were originally purchased at a price, including acquisition costs, of approximately $13,468,000.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (classified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

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

The Partnership recognized income from discontinued operations of approximately $24,000 and $48,000 in the three and six-month periods ending June 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $49,000 and $93,000 in the three and six-month periods ending June 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property (asking price of $1.7 million) was executed in June of 2006, with a sales commission rate of 6%. The net book value of the property at June 30, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March of 2006. The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total approximately $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000 ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate).

Popeye’s- Park Forest, IL

As of June 30, 2006, Popeye’s is delinquent on three month’s rent obligations and property taxes escrow payments of approximately $19,000 and $14,000, respectively. As of June 30, 2006, escrow payments held by the Partnership totaled approximately $8,000. The funds held are to be applied to Popeye’s next property tax installment due in the Third Quarter of 2006.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its lease (expires December 31, 2009).

The Partnership recognized property taxes recovery income of approximately $35,000 during 2005 which related to Popeye’s 2004 property taxes that were expensed and accrued by the Partnership as of December 31, 2004 due to past tenant defaults. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s meeting its billing and escrow obligations during 2005, the 2005 estimated property taxes were not expensed and accrued as of December 31, 2005.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. As of June 30, 2006, escrow payments held by the Partnership totaled approximately $14,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in property taxes as the Partnership paid the property’s delinquent 2003 property taxes in June 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June 2004.

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

At December 31, 2005, the owners of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above and in Note 3 to the condensed financial statements.) The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $852,000 at June 30, 2006, compared to $2,219,000 at December 31, 2005. Cash of $350,000 is anticipated to be used to fund the Second Quarter of 2006 distributions to Limited Partners in August of 2006, and cash of $53,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property held for sale at June 30, 2006 amounted to approximately $617,000 and related to the Sunrise Preschool property in Phoenix, AZ. A listing contract for the sale of the property (asking price of $1.7 million) was executed in June of 2006. The amount included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits. (For further disclosure see Investment Properties- Sunrise Preschool- Phoenix, AZ Property in Note 3 to the condensed financial statements and Part I- Item 2.)

Property taxes cash escrow amounted to approximately $22,000 and $17,000 at June 30, 2006 and December 31, 2005, respectively. Property taxes escrow payments of approximately $3,000 and $20,000 were received by the Partnership from Daytona’s in the Fourth Quarter of 2005 and the First through Second Quarters of 2006, respectively. The Partnership paid the tenant’s 2004 second property taxes installment of approximately $10,000 in the First Quarter of 2006. The first property taxes installment related to 2005 is scheduled to be due in the Third Quarter of 2006. (For further disclosure see Investment Properties- Daytona’s- All Sports Cafe in Note 3 to the condensed financial statements and Part 1- Item 2.) In the Fourth Quarter of 2005 and in the First through Second Quarters of 2006 the Partnership received approximately $14,000 and $14,000, respectively, of property taxes escrow payments from Popeye’s- Park Forest. The Partnership paid the tenant’s first 2005 property taxes installment of approximately $25,000 in the First Quarter of 2006. The second installment is scheduled to be due in the Third Quarter of 2006. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

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

Rents and other receivables amounted to approximately $37,000 at June 30, 2006, compared to $431,000 as of December 31, 2005. As of June 30, 2006, Popeye’s- Park Forest was delinquent on three monthly lease obligations totaling approximately $19,000. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.) At June 30, 2006, rents and other receivables also included $18,000 in percentage rents accrued in the Second Quarter of 2006 for tenants who had reached their individual sales breakpoints. The December 31, 2005 balance primarily represented unbilled 2005 quarterly percentage rent accruals. The 2005 percentage rents were billed in the First Quarter of 2006 and were fully collected as of June 30, 2006.

Property taxes receivable at June 30, 2006 totaled approximately $19,000, compared to $7,000 at December 31, 2005. The balances primarily represented property taxes escrow charges due from Popeye’s- Park Forest in relation to its 2005 second property taxes installment due in the Third Quarter of 2006. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Prepaid Insurance amounted to approximately $11,000 at June 30, 2006 compared to $33,000 at December 31, 2005. The June 30, 2006 balance represented four (4) months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $252,000 and $247,000, net of accumulated amortization, at June 30, 2006 and December 31, 2005, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $13,000 were accrued at March 31, 2006 and paid in April of 2006, due to the Blockbuster two-year lease renewal. (For further discussion see Investment Properties- Blockbuster- Ogden, UT property in Note 3 to the condensed financial statements and Part I- Item 2.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at June 30, 2006, and December 31, 2005 amounted to approximately $53,000 and $59,000, respectively, and primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at June 30, 2006 and December 31, 2005, totaled $41,000 and $24,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s next installment of property taxes. (For further disclosure see Investment Properties- Daytona’s- All Sports Café and Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Due to the Current General Partner amounted to approximately $1,200 at June 30, 2006 and primarily represented the General Partner’s Second Quarter of 2006 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2006 of $2,380,000 and $1,670, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter of 2006 distributions of $350,000 on August 15, 2006.

Results of Operations

The Partnership reported income from continuing operations for the three- month period ended June 30, 2006, in the amount of $168,000 compared to income from continuing operations for the three- month period ended June 30, 2005 of $200,000. The Partnership reported income from continuing operations for the six- month period ended June 30, 2006, in the amount of $369,000 compared to income from continuing operations for the six- month period ended June 30, 2005 of $397,000. The variance in income from continuing operations in 2006 compared to 2005 is due primarily to: (i) the First and Second Quarter of 2005 collections and revenue recognition of approximately $28,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion); (ii) an unexpected insurance premium adjustment payment of approximately $12,000 related to the 04/05 policy year and an accrual of an estimated insurance premium adjustment of $8,000 related to the 05/06 policy year; and (iii) higher income tax expenditures in the First and Second Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments.

Discontinued Operations

The Partnership recognized income from discontinued operations of approximately $24,000 and $48,000 in the three and six-month periods ending June 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $49,000 and $93,000 in the three and six-month periods ending June 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006 and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005). In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $380,000 and $399,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Total operating revenues amounted to $747,000 and $774,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Included in operating revenues for 2005 was approximately $28,000, in property tax recoveries related to the Popeye’s- Park Forest property (see Investment Properties- Popeye’s- Park Forest in Note 3 to Financial Statements and Part I- Item 2).

As of June 30, 2006, total base operating rent revenues should approximate $1,460,000 for the year 2006 based on leases currently in place (does not include the Sunrise Preschool property which was classified as property held for sale in the Second Quarter of 2006). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended June 30 2006 and 2005, total operating expenses amounted to approximately 58% and 52%, of total revenue, respectively. For the six- month periods ended June 30 2006 and 2005, total operating expenses amounted to approximately 57% and 51%, of total revenue, respectively The variances between 2006 and 2005 operating expenditures are primarily due to: (i) higher income tax expenditures in the First and Second Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; and (ii) an unexpected insurance premium adjustment payment of approximately $12,000 related to the 04/05 policy year and an accrual of an estimated insurance premium adjustment of $8,000 related to the 05/06 policy year.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and six-month periods ended June 30, 2006 and 2005, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three- month periods ended June 30, 2006 and 2005, the Partnership generated other income of approximately $11,000 and $7,000, respectively. For the six- month periods ended June 30, 2006 and 2005, the Partnership generated other income of approximately $47,000 and $14,000, respectively. During March of 2006 the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.)

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

Management believes that it has meritorious defenses to all of the Buyer’s claims and intends to defend the lawsuit vigorously. At this point of investigating the Buyer’s claims, Management does not believe that a material recovery by the Buyer is probable. As of the date of the financials, the Partnership has not recorded a provision for this lawsuit. The Court has set certain deadlines including the completion of discovery and the filing of dispositive motions by February 20, 2007.

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

	31.1	302 Certifications.

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

	99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 15, 2006 regarding the Second Quarter 2006 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	August 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	August 11, 2006