Form 10-Q
period 2006-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2006-11-13
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

ASSETS

(Unaudited)

	September 30, 2006	December 31, 2005
INVESTMENT PROPERTIES: (Note 3)

Land	$4,728,785	$4,970,156
Buildings	7,576,708	8,419,840
Accumulated depreciation	(4,414,360)	(4,691,206)

Net investment properties	$7,891,133	$8,698,790

OTHER ASSETS:

Cash and cash equivalents	$724,231	$2,218,807
Cash held in Indemnification Trust (Note 8)	412,836	398,699
Property held for sale	617,266	0
Property taxes cash escrow	13,278	17,267
Rents and other receivables	171,660	431,118
Property taxes receivable	16,403	6,680
Deferred rent receivable	85,616	98,006
Prepaid insurance	2,731	32,563
Deferred charges, net	247,836	247,399

Total other assets	$2,291,857	$3,450,539

Total assets	$10,182,990	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES:
Accounts payable and other accrued expenses	$70,570	$58,708
Property taxes payable	27,741	23,947
Due to General Partner	1,829	5,249
Security deposits	104,640	114,585
Unearned rental income	29,380	26,565

Total liabilities	$234,160	$229,054

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$250,127	$242,511
Cumulative cash distributions	(102,705)	(99,659)

	147,422	142,852

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	31,128,437	30,374,452
Cumulative cash distributions	(59,845,268)	(57,115,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$9,801,408	$11,777,423

Total partners’ capital	$9,948,830	$11,920,275

Total liabilities and partners’ capital	$10,182,990	$12,149,329

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2006 and 2005

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Rental income (Note 5)	$513,185	$529,392	$1,260,308	$1,275,456
Property taxes recoveries (Note 3)	0	6,535	0	34,820

TOTAL OPERATING REVENUES	513,185	535,927	1,260,308	1,310,276

OPERATING EXPENSES
Partnership management fees (Note 6)	54,932	53,126	163,591	158,431
Restoration fees (Note 6)	124	124	373	395
Insurance	11,739	9,728	50,335	29,184
General and administrative	19,255	35,180	81,961	91,105
Advisory Board fees and expenses	2,625	3,500	8,750	10,500
Professional services	36,577	37,115	124,332	122,003
Maintenance and repair expenses	735	780	1,610	1,440
Other property expenses	820	820	820	820
Settlement expense (Note 10)	25,000	0	25,000	0
Depreciation	55,862	55,862	167,585	167,585
Amortization	4,296	3,198	12,523	9,595

TOTAL OPERATING EXPENSES	211,965	199,433	636,880	591,058

OTHER INCOME
Interest income	8,874	4,705	24,224	11,984
Judgment claim (Note 3)	0	0	25,000	0
Recovery of amounts previously written off (Note 2)	3,107	3,107	9,321	9,865

TOTAL OTHER INCOME	11,981	7,812	58,545	21,849

INCOME FROM CONTINUING OPERATIONS	313,201	344,306	681,973	741,067
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	30,830	87,995	79,628	181,147

NET INCOME	$344,031	$432,301	$761,601	$922,214

NET INCOME- CURRENT GENERAL PARTNER	$3,440	$4,323	$7,616	$9,222
NET INCOME- LIMITED PARTNERS	340,591	427,978	753,985	912,992

	$344,031	$432,301	$761,601	922,214

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$6.70	$7.37	$14.59	$15.85
INCOME FROM DISCONTINUED OPERATIONS	.66	1.88	1.70	3.88

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$7.36	$9.25	$16.29	$19.73

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$761,601	$922,214
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	192,969	205,665
Recovery of amounts previously written off	(9,321)	(9,865)
Interest applied to PMA Indemnification Trust account	(14,137)	(7,776)
Changes in operating accounts:
Decrease (Increase) in property taxes cash escrow	3,989	(17,581)
Decrease in rents and other receivables	259,458	284,822
Decrease in prepaid insurance	29,832	29,184
Decrease in prepaid fees	0	(3274)
Decrease in deferred rent receivable	12,390	4,640
Increase in property taxes receivable	(9,723)	(12,236)
Decrease in due to General Partner	(3,420)	(471)
Increase (Decrease) in accounts payable and other accrued expenses	11,862	(4,452)
Increase (Decrease) in property taxes payable	3,794	(15,207)
Increase in income taxes payable	0	21,000

Increase (Decrease) in unearned rental income	2,815	(1,292)

Net cash flows from operating activities	1,242,109	1,395,371

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Payment of leasing commissions	(12,960)	0
Recoveries from former General Partner affiliates	9,321	9,865

Net cash flows from (used in) investing activities	(3,639)	9,865

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(2,730,000)	(1,295,000)
Cash distributions to current General Partner	(3,046)	(3,688)

Net cash flows used in financing activities	(2,733,046)	(1,298,688)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,494,576)	106,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,218,807	684,586

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$724,231	$791,134

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2006, and the statements of income for the three and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At September 30, 2006, the Partnership owned 19 properties.

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

As of September 30, 2006 and December 31, 2005, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143, which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 was effective no later than the end of the fiscal year ending after December 15, 2005. FIN 47 did not have a significant impact on the Partnership’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership does not expect the adoption of FIN 48 to have a material impact on its financial statements.

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

The Partnership recognized income from discontinued operations of approximately $31,000 and $80,000 in the three and nine-month periods ending September 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $88,000 and $181,000 in the three and nine-month periods ending September 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The components of property held for sale in the condensed balance sheets as of September 30, 2006 and 2005 are outlined below.

	2006	2005
Balance Sheet:
Land	$241,371	$0
Buildings	385,840	0
Security deposits	(9,945)	0

Property held for sale	$617,266	$0

The components of discontinued operations included in the condensed statements of income for the three and nine-month periods ended September 30, 2006 and 2005 are outlined below.

	Three-month Period ended September 30, 2006	Three-month Period ended September 30, 2005	Nine-month Period ended September 30, 2006	Nine-month Period ended September 30, 2005
Statements of Income:
Revenues:
Rental Income	$30,830	$100,990	$92,489	$213,132

Total Revenues	30,830	100,990	92,489	213,132

Expenses:
Depreciation	0	9,495	12,861	28,485
Professional Services	0	3,500	0	3,500

Total Expenses	0	12,995	12,861	31,985

Income from Discontinued Operations	$30,830	$87,995	$79,628	$181,147

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2006, $5,859,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2006, the Partnership has recognized a total of $1,171,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (classified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized income from discontinued operations of approximately $31,000 and $80,000 in the three and nine-month periods ending September 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $88,000 and $181,000 in the three and nine-month periods ending September 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property (asking price of $1.7 million) was executed in June of 2006, with a sales commission rate of 6%. The net book value of the property at September 30, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

The tenant, Borg Holdings, Inc., has a right of first refusal to purchase the Phoenix property if a separate buyer enters into a real estate contract for the purchase of the property.

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

Popeye’s- Park Forest, IL

As of September 30, 2006, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. As of September 30, 2006, the tenant does not have a property tax escrow cash balance held with the Partnership. The Partnership has received the required June through October 2006 rent and property taxes escrow payments.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continues the pursuit of all legal remedies available to recover possession and terminate the Lease. Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009).

The Partnership recognized property taxes recovery income of approximately $35,000 during 2005 which related to Popeye’s 2004 property taxes that were expensed and accrued by the Partnership as of December 31, 2004 due to past tenant defaults. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s meeting its billing and escrow obligations during 2005, the 2005 estimated property taxes were not expensed and accrued as of December 31, 2005. The 2006 estimated property taxes that will be due during 2007 are not being expensed and accrued during 2006.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of September 30, 2006, escrow payments held by the Partnership totaled approximately $13,000.

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

In November 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

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

As of September 30, 2006, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the Sunrise Preschool- Phoenix, AZ property which was classified as held for sale in the Second Quarter of 2006):

Year ending December 31,
2006	$1,461,090
2007	1,453,007
2008	1,246,840
2009	1,204,210
2010	1,014,780
Thereafter	5,617,799

$11,997,726

Percentage rentals included in operating rental income for the nine-month periods ended September 30, 2006 and 2005 were approximately $175,000 and $238,000 respectively. The variance is primarily due to the sale of the Hooter’s- Richland Hills, TX property in the Fourth Quarter of 2005, and lower Second and Third Quarter 2006 percentage rent accruals. At September 30, 2006, rents and other receivables included $158,000 in percentage rents accrued in the Second and Third Quarters of 2006 for tenants who had reached their individual sales breakpoints.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 58% of total operating base rents for 2005 (excludes the Hooter’s property which was sold in December of 2005 and the Sunrise Preschool property which was classified as held for sale in the Second Quarter of 2006). For the nine-month period ended September 30, 2006, Wencoast base rents accounted for 58%, of total operating base rents (does not include the Sunrise Preschool property which was classified as held for sale in the Second Quarter of 2006). The most recent audited financial statements available for Wencoast, prepared by Thompson Dunvant, PLC, are for the periods ended December 29, 2003 and January 2, 2005. Those financial statements are attached as Exhibit 99.1 to the 2005 Annual 10-K Report. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

The Partnership has requested copies of Wencoast’s audited financial statements for the 2005 fiscal year and will disclose such financial statements following their receipt.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,278 to date on the amounts recovered, which includes the nine-month periods ended September 30, 2006 and 2005 fees of $373 and $395, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and nine- month periods ended September 30, 2006 and 2005, are as follows (Management fees and overhead allowances for January 2005 fees were prepaid in December 2004 and therefore are not included in the Nine-Month Period ended September 30, 2005 below):

Current General Partner	Incurred for the Three-Month Period ended September 30, 2006	Incurred for the Three-Month Period ended September 30, 2005	Incurred for the Nine-Month Period ended September 30, 2006	Incurred for the Nine-Month Period ended September 30, 2005
Management fees	$54,932	$53,126	$163,591	$141,143
Restoration fees	124	124	373	395
Overhead allowance	4,442	4,296	13,229	11,419
Leasing commissions	0	0	6,480	0
Reimbursement for out-of-pocket expenses	1,431	2,388	5,441	7,446
Cash distribution	1,376	1,729	3,046	3,688

	$62,305	$61,663	$192,160	$164,091

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $162,836 of earnings has been credited to the Trust as of September 30, 2006. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence since the Fourth Quarter of 2003, the Buyer claimed, and the Partnership denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleged, among other things that (i) the Partnership breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer sought a judgment awarding it damages to be proven at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000. The Court set certain deadlines which included the completion of discovery and the filing of dispositive motions by February 20, 2007.

In September of 2006, Management and the Buyer entered into a Mutual Release of All Claims Agreement (“F2BL Agreement”). It is understood and agreed that the F2BL Agreement is a compromise of a doubtful and disputed claim, and that liability is expressly denied by the parties released. Pursuant to this F2BL Agreement the Partnership paid the Buyer $25,000 in settlement costs. Management believes that it had meritorious defenses to all of the Buyer’s claims and did not believe that a material recovery by the Buyer was probable. However, the Partnership determined that the time and cost to vigorously defend such litigation would exceed the settlement cost achieved.

11. SUBSEQUENT EVENTS:

On November 15, 2006, the Partnership is scheduled to make distributions to the Limited Partners of $370,000 amounting to $7.99 per Unit Interest

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at September 30, 2006 (does not include property held for sale), were originally purchased at a price, including acquisition costs, of approximately $13,468,000.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2006, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (classified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

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

The Partnership has requested copies of Wencoast’s audited financial statements for the 2005 fiscal year and will disclose such financial statements following their receipt.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

The Partnership recognized income from discontinued operations of approximately $31,000 and $80,000 in the three and nine-month periods ending September 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $88,000 and $181,000 in the three and nine-month periods ending September 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005).

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

The tenant, Borg Holdings, Inc., has a right of first refusal to purchase the Phoenix property if a separate buyer enters into a real estate contract for the purchase of the property.

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

Popeye’s- Park Forest, IL

As of September 30, 2006, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. As of September 30, 2006, the tenant does not have a property tax escrow cash balance held with the Partnership. The Partnership has received the required June through October 2006 rent and property taxes escrow payments.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continues the pursuit of all legal remedies available to recover possession and terminate the Lease. Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009).

The Partnership recognized property taxes recovery income of approximately $35,000 during 2005 which related to Popeye’s 2004 property taxes that were expensed and accrued by the Partnership as of December 31, 2004 due to past tenant defaults. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s meeting its billing and escrow obligations during 2005, the 2005 estimated property taxes were not expensed and accrued as of December 31, 2005. The 2006 estimated property taxes that will be due during 2007 are not being expensed and accrued during 2006.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Dayton’s remains current on its monthly property tax escrow obligations. As of September 30, 2006, escrow payments held by the Partnership totaled approximately $13,000.

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

In November 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $724,000 at September 30, 2006, compared to $2,219,000 at December 31, 2005. Cash of $370,000 is anticipated to be used to fund the Third Quarter of 2006 distributions to Limited Partners in November of 2006, and cash of $71,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property held for sale at September 30, 2006 amounted to approximately $617,000 and related to the Sunrise Preschool property in Phoenix, AZ. A listing contract for the sale of the property (asking price of $1.7 million) was executed in June of 2006. The property held for sale amount includes $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits. (For further disclosure see Investment Properties- Sunrise Preschool- Phoenix, AZ Property in Note 3 to the condensed financial statements and Part I- Item 2.)

Property taxes cash escrow amounted to approximately $13,000 and $17,000 at September 30, 2006 and December 31, 2005, respectively. Daytona’s property tax cash escrow balance as of December 31, 2005 was $3,000 and payments of approximately $31,000 were received by the Partnership from Daytona’s in the First through Third Quarters of 2006. The Partnership paid the tenant’s 2004 second property taxes installment of approximately $10,000 in the First Quarter of 2006 and the 2005 first property taxes installment of approximately $11,000 in the Third Quarter of 2006. Daytona’s property tax cash escrow balance as of September 30, 2006 was approximately $13,000. The tenant’s 2005 second property taxes installment is scheduled to be due in the First Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) Popeye’s property tax escrow cash balance as of December 31, 2005 was $14,000 and payments of approximately $38,000 were received by the Partnership from Popeye’s in the First through Third Quarters of 2006. The Partnership paid the tenant’s first 2005 property taxes installment of approximately $25,000 in the First Quarter of 2006 and the tenant’s second 2005 property taxes installment of approximately $29,000 in the Third Quarter of 2006. Popeye’s does not hold a property tax cash escrow balance with the Partnership as of September 30, 2006 (a payment of approximately $5,000 was received by the Partnership in October of 2006). The tenant’s 2006 first installment is scheduled to be due in the First Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

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

Rents and other receivables amounted to approximately $172,000 at September 30, 2006, compared to $431,000 as of December 31, 2005. As of September 30, 2006, Popeye’s- Park Forest was delinquent on two monthly lease obligations totaling approximately $13,000. (For further disclosure see Investment

Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.) At September 30, 2006, rents and other receivables also included $158,000 in percentage rents accrued in the Second and Third Quarters of 2006 for tenants who had reached their individual sales breakpoints. These percentage rents will not be billed to or owed by the tenant’s until the First Quarter of 2007. The December 31, 2005 balance primarily represented unbilled 2005 quarterly percentage rent accruals. The 2005 percentage rents were billed in the First Quarter of 2006 and were fully collected as of June 30, 2006.

Property taxes receivable at September 30, 2006 totaled approximately $16,000, compared to $7,000 at December 31, 2005. The balances primarily represented property taxes escrow charges due from Popeye’s- Park Forest in relation to its 2006 first property taxes installment due in the First Quarter of 2007. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Prepaid Insurance amounted to approximately $2,000 at September 30, 2006 compared to $33,000 at December 31, 2005. The September 30, 2006 balance represented one month of prepaid insurance paid by the Partnership. The December 31, 2006 balance represented ten (10) months of prepaid insurance.

Deferred charges totaled approximately $248,000 and $247,000, net of accumulated amortization, at September 30, 2006 and December 31, 2005, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $13,000 were accrued at March 31, 2006 and paid in April of 2006, due to the Blockbuster two-year lease renewal. (For further discussion see Investment Properties- Blockbuster- Ogden, UT property in Note 3 to the condensed financial statements and Part I- Item 2.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at September 30, 2006, and December 31, 2005 amounted to approximately $71,000 and $59,000, respectively, and primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at September 30, 2006 and December 31, 2005, totaled $28,000 and $24,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s next installment of property taxes. (For further disclosure see Investment Properties- Daytona’s- All Sports Café and Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Due to the Current General Partner amounted to approximately $1,800 at September 30, 2006 and primarily represented the General Partner’s Third Quarter of 2006 distribution.

Partners’ Capital

Net income for the year to-date was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided for in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 1 of this report. The former general partners’ deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions to the Limited Partners and to the General Partner during 2006 of $2,730,000 and $3,046, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Third Quarter of 2006 distributions of $370,000 on November 15, 2006.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended September 30, 2006, in the amount of $313,000 compared to income from continuing operations for the three-month period ended September 30, 2005 of $344,000. The Partnership reported income from continuing operations for the nine-month period ended September 30, 2006, in the amount of $682,000 compared to income from continuing operations for the nine-month period ended September 30, 2005 of $741,000. The variance in income from continuing operations in 2006 compared to 2005 is due primarily to: (i) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second and Third Quarter of 2006 accruals totaling $11,000 for an estimated insurance premium adjustment related to the 05/06 policy year; (ii) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; (iii) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (see Note 10- Legal Proceedings for further discussion); (iv) the First through Third Quarter of 2005 total collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion) and (v) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004.

Discontinued Operations

The Partnership recognized income from discontinued operations of approximately $31,000 and $80,000 in the three and nine-month periods ending September 30, 2006, respectively. The Partnership recognized income from discontinued operations of approximately $88,000 and $181,000 in the three and nine-month periods ending September 30, 2005, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006 and the Hooter’s- Richland Hills, TX property (which was sold in December of 2005). In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $513,000 and $536,000 for the three-month periods ended September 30, 2006 and 2005, respectively. Total operating revenues amounted to $1,260,000 and $1,310,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Included in operating revenues for 2005 was approximately $35,000, in property tax recoveries related to the Popeye’s- Park Forest property (see Investment Properties- Popeye’s- Park Forest in Note 3 to Financial Statements and Part I- Item 2).

As of September 30, 2006, total base operating rent revenues should approximate $1,460,000 for the year 2006 based on leases currently in place (does not include the Sunrise Preschool property which was classified as property held for sale in the Second Quarter of 2006). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended September 30 2006 and 2005, total operating expenses amounted to approximately 41% and 37%, of total revenue, respectively. For the nine-month periods ended September 30, 2006 and 2005, total operating expenses amounted to approximately 51% and 45%, of total revenue, respectively. The variances between 2006 and 2005 operating expenditures are primarily due to: (i) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; (ii) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second and Third Quarter of 2006 accruals totaling $11,000 for an estimated insurance premium adjustment related to the 05/06 policy year; (iii) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (see Note 10- Legal Proceedings for further discussion); and (iv) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and nine-month periods ended September 30, 2006 and 2005, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended September 30, 2006 and 2005, the Partnership generated other income of approximately $12,000 and $8,000, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Partnership generated other income of approximately $59,000 and $22,000, respectively. During March of 2006 the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.)

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

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence since the Fourth Quarter of 2003, the Buyer claimed, and the Partnership denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

On January 23, 2006, the Buyer initiated a lawsuit against the Partnership by filing a Complaint with the Milwaukee County Circuit Court. The Complaint alleged, among other things that (i) the Partnership breached its representation in the Contract that, to the best of the Partnership’s knowledge, the Partnership was in compliance with all environmental laws, and (ii) the Partnership failed to deliver to Buyer a Phase I Environmental Assessment of the Property which had been performed in 1998. The Buyer sought a judgment awarding it damages to be proven at trial, plus its attorneys’ fees. Prior to filing suit, the Buyer alleged approximately $100,000 of actual unreimbursed damages incurred in the removal of the UST and remediation of the petroleum release and alleged consequential damages of $190,000. The Court set certain deadlines which included the completion of discovery and the filing of dispositive motions by February 20, 2007.

In September of 2006, Management and the Buyer entered into a Mutual Release of All Claims Agreement (“F2BL Agreement”). It is understood and agreed that the F2BL Agreement is a compromise of a doubtful and disputed claim, and that liability is expressly denied by the parties released. Pursuant to this F2BL Agreement the Partnership paid the Buyer $25,000 in settlement costs. Management believes that it had meritorious defenses to all of the Buyer’s claims and did not believe that a material recovery by the Buyer was probable. However, the Partnership determined that the time and cost to vigorously defend such litigation would exceed the settlement cost achieved.

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed November 15, 2006 regarding the Third Quarter 2006 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	November 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	November 13, 2006