Form 10-K
period 2006-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2007-03-28
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

Index to Exhibits located on page: 51-52

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2006, the Partnership consisted of one General Partner (“Management”) and 2,045 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2006, the Partnership owned 19 properties with specialty leasehold improvements in six (6) of these properties, as noted in Item 2- Properties. During the Second Quarters of 2001, 2003 and 2005, consent solicitations were circulated (the “2001, 2003 and 2005 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003 or 2005 Consents. Therefore, the Partnership continued to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in May of 2007, which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership.

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

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease or renegotiate the lease for any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005. Effective January 1, 2006, the PMA was renewed by TPG for the three-year period ending December 31, 2008. The new expiration date could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership.

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

Item 1a. Risk Factors

General Risks Associated With Real Estate Ownership

The Partnership is subject to all of the general risks associated with the ownership of real estate. In particular, the Partnership faces the risk that rental revenue from its Properties may be insufficient to cover all operating expenses. Additional real estate ownership risks include:

•	Adverse changes in general or local economic conditions;

•	Changes in supply of, or demand for, similar or competing properties;

•	Changes in interest rates and operating expenses;

•	Competition for tenants;

•	Changes in market rental rates;

•	Inability to lease properties upon termination of existing leases;

•	Renewal of leases at lower rental rates;

•	Inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•	Uninsured property liability;

•	Property damage or casualty losses;

•	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•	Acts of terrorism and war; and

•	Acts of God and other factors beyond the control of our management.

Risks Related to Tenants

The Partnership’s return on its investment will be derived principally from rental payments received from its tenants. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its tenants. The business success of the Partnership’s individual tenants can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a tenant’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the tenants of Partnership properties. Finally, despite an individual tenant’s solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific tenant will have the ability to pay its rent over the entire term of its lease with the Partnership.

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

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-negotiate leases or re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

Illiquidity of Real Estate Investments

Because real estate investments are relatively illiquid, the Partnership is limited in its ability to quickly sell one or more Properties in response to changing economic, financial and investment conditions. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond the Partnership’s control. There is no way to predict whether the Partnership will be able to sell any property for a price or on terms that would be acceptable to the Partnership. It is also impossible to predict the length of time needed to find a willing purchaser and to close the sale of a Property.

The Partnership May Be Subject to Unknown Environmental Liabilities

Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. The Partnership can face such liability regardless of the knowledge of the contamination; the timing or cause of the contamination; or the party responsible for the contamination of the property.

The presence of hazardous substances on a property may adversely affect the Partnership’s ability to sell that property and it may incur substantial remediation costs. Although the Partnership leases generally require tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify the Partnership against any environmental liabilities arising from the tenants’ activities on the property, the Partnership could nevertheless be subject to strict liability by virtue of its ownership interest. There also can be no assurance that tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to the Partnership’s Properties could have an adverse effect on the Partnership’s results of operations, financial condition or ability to make distributions to limited partners.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

Original lease terms for the majority of the investment properties were generally 5—20 years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (6% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties and properties held for sale) as of December 31, 2006:

Acquisi- tion Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	(2)	$66,000	1-20-2013	(3)
08/15/88	Denny’s 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	(2)	54,167	10-31-2007	None
10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230		60,000	06-30-2018	None
12/22/88	Wendy’s (7) 1721 Sam Rittenburg Blvd Charleston, SC	WenCoast Restaurants	596,781		76,920	11-6-2016	None
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	WenCoast Restaurants	649,594		86,160	11-6-2016	None
12/29/88	Popeye’s 2562 Western Ave Park Forest, IL	Quality Foods I, LLC.	580,938		77,280	12-31-2009	None
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	WenCoast Restaurants	776,344		96,780	11-6-2016	None

02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	WenCoast Restaurants	728,813		96,780	11-6-2016	None
02/21/89	Wendy’s (7) 347 Folly Rd Charleston, SC	WenCoast Restaurants	528,125		70,200	11-6-2016	None
02/21/89	Wendy’s (7) 361 Hwy 17 Bypass Mount Pleasant, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	WenCoast Restaurants	633,750		90,480	11-6-2016	None
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	(2)	72,000	02-28-08	None
12/28/89	Panda Buffet 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	(2)	36,000	6-30-2013	(5)
12/29/89	Wendy’s (7) 1717 Martintown Rd N Augusta, SC	WenCoast Restaurants	660,156		87,780	11-6-2016	None
12/29/89	Wendy’s (7) 1515 Savannah Hwy Charleston, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	WenCoast Restaurants	633,750		84,120	11-6-2016	None
01/01/90	Sunrise Preschool (6) 4111 E Ray Rd Phoenix, AZ	Borg Holdings, Inc.	1,182,735	(2)	140,706	05-31-2009	None
01/31/90	Blockbuster Video 336 E 12th St Ogden, UT	Blockbuster Videos, Inc.	646,425		108,000	01-31-2008	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	(2)	135,780	10-31-2009	None

			$14,650,866		$1,593,713

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.
(3)	The tenant has two five year lease renewal options available.
(4)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5)	The tenant has three five year lease renewal options available.
(6)	Monthly rent charges increase every July 1 based upon the increase in the Consumer Price Index. Management entered into a listing agreement for the sale of the property in June of 2006. A sales contract was executed in January of 2007 for the sale of the property (see first paragraph below).
(7)	The most recent audited financial statements available for Wencoast prepared by Thompson Dunavant, PLC are for the periods ended January 2, 2005 and January 1, 2006. Those audited financial statements are attached as Exhibit 99.1 to the Report of which these Financial Statements are a part. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June 2006. In early January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. Closing is anticipated to be during the summer of 2007 and commissions totaling 6%, which includes 2% to a General Partner affiliate, are expected to be paid. The net book value of the property at December 31, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate).

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

Popeye’s- Park Forest, IL

As of December 31, 2006, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. These unpaid amounts are accrued for at December 31, 2006. As of December 31, 2006, the tenant has a property tax escrow cash balance held with the Partnership of approximately $12,000. The Partnership received the required June through December 2006 rent and property taxes escrow payments.

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

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. The Partnership recognized property taxes recovery income of approximately $129,000 during 2004, which related to Popeye’s reimbursement to the Partnership of defaulted property taxes and penalties that had been previously expensed and paid by the Partnership. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s agreement to meet billing and escrow obligations, the 2005 and 2006 estimated property taxes were not expensed and accrued as of December 31, 2005 and 2006, respectively.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of December 31, 2006, escrow payments held by the Partnership totaled approximately $18,000.

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

In November 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005, Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

Former Hooter’s- Richland Hills, TX

A sales contract was executed in October 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

Former Twin Falls, ID property

In August 2004, the Partnership sold a piece of land adjacent to the former Twin Falls property for $5,000. The land had no recorded value.

Item 3. Legal Proceedings

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee sought to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership did not believe such payments were preferential under the Bankruptcy Code and vigorously contested such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April 2005. The settlement called for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2006, there were 2,045 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2006 and 2005, $3,100,000 and $1,730,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $4,973 and $8,484 in 2006 and 2005, respectively.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2006, 2005, 2004, 2003, and 2002

	2006	2005	2004	2003	2002
Total Operating Revenue	$1,885,064	$1,928,708	$2,068,255	$1,962,312	$1,985,045

Income from Continuing Operations	$1,131,625	$1,199,988	$1,297,976	$884,358	$1,030,181
Income from Discontinued Operations	111,608	921,203	494,697	699,974	505,124

Net Income	$1,243,233	$2,121,191	$1,792,673	$1,584,332	$1,535,305

Net Income per Limited Partner Interest	$26.59	$45.38	$38.35	$33.89	$32.84

Total Assets	$10,325,153	$12,149,329	$11,804,154	$12,398,831	$15,746,665

Total Partners’ Capital	$10,058,535	$11,920,275	$11,537,568	$12,057,066	$15,319,264

Cash Distributions per Limited Partnership Interest	$66.98	$37.38	$49.81	$104.58	$36.95

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at December 31, 2006 (does not include properties held for sale) were originally purchased at a price, including acquisition costs, of approximately $13,468,131.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2006, the Partnership owned properties containing 17 fully constructed fast-food restaurants, a video store, and a preschool (all of which are owned and operated by entities unaffiliated with the Partnership). The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (classified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

Ten (10) of the nineteen (19) properties are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 2, 2005 and January 1, 2006. Those audited financial statements are attached to the December 31, 2006 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During 2006, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $112,000, $921,000, and $495,000, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006 and the sale of the Hooters’s- Richland Hills, TX property in December of 2005. The 2004 income from discontinued operations also includes the sale of the Miami Subs- Palm Beach, FL property in June of 2004. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations included a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property.

The components of property held for sale in the condensed balance sheets as of December 31, 2006 and 2005 are outlined below.

	2006	2005
Balance Sheet:
Land	$241,371	$0
Buildings	385,840	0
Security deposits	(9,945)	0

Property held for sale	$617,266	$0

The components of discontinued operations included in the statements of income for the years ended December 31, 2006, 2005 and 2004 are outlined below.

	2006	2005	2004
Revenues
Rental Income	$127,665	$291,451	$347,483

Total Revenues	127,665	291,451	347,483

Expenses
Property write-down	0	0	0
Depreciation	12,861	34,916	37,981
Professional services	3,196	3,500	0
Provision for non-collectible rents and other receivables	0	0	30,359

Total Expenses	16,057	38,416	68,340

Net gain on sale of properties	0	668,168	215,554

Income from Discontinued Operations	$111,608	$921,203	$494,697

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June 2006. In early January 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix , AZ property. Closing is anticipated to be during the summer of 2007 and commissions totaling 6%, which includes 2% to a General Partner affiliate, are expected to be paid. The net book value of the property at December 31, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March 2006. In April 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate).

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March 2006. The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property.

Popeye’s- Park Forest, IL

As of December 31, 2006, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. These unpaid amounts are accrued for at December 31, 2006. As of December 31, 2006, the tenant has a property tax escrow cash balance held with the Partnership of approximately $12,000. The Partnership received the required June through December 2006 rent and property taxes escrow payments.

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

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. The Partnership recognized property taxes recovery income of approximately $129,000 during 2004, which related to Popeye’s reimbursement to the Partnership of defaulted property taxes and penalties that had been previously expensed and paid by the Partnership. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s agreement to meet billing and escrow obligations, the 2005 and 2006 estimated property taxes were not expensed and accrued as of December 31, 2005 and 2006, respectively.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of December 31, 2006, escrow payments held by the Partnership totaled approximately $18,000.

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

In November 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005, Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

Former Hooter’s- Richland Hills, TX

A sales contract was executed in October 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

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

At December 31, 2005, the tenant of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above and in Note 3 to the condensed financial statements.) The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $626,000 at December 31, 2006, compared to $2,219,000 at December 31, 2005. Cash of $370,000 is anticipated to be used to fund the Fourth Quarter 2006 distributions to Limited Partners in February 2007, and cash of $89,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property held for sale at December 31, 2006 amounted to approximately $617,000 and related to the Sunrise Preschool property in Phoenix, AZ. A listing for the sale of the property was executed in June of 2006. In January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Closing is anticipated to be during the summer of 2007. The property held for sale amount includes $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

Property tax cash escrow amounted to approximately $30,000 and $17,000 at December 31, 2006 and 2005, respectively. Daytona’s property tax cash escrow balance as of December 31, 2005 was approximately $3,000 and payments of approximately $35,000 were received by the Partnership from Daytona’s in 2006. The Partnership paid the tenant’s 2004 second property taxes installment of approximately $10,000 in the First Quarter of 2006 and the first property taxes installment for 2005 of approximately $11,000 in the Third Quarter of 2006. Daytona’s property tax cash escrow balance held by the Partnership as of December 31, 2006 was approximately $18,000. Daytona’s second property taxes installment for 2005 is scheduled to be due in the First Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) Popeye’s property tax escrow cash balance as of December 31, 2005 was approximately $14,000 and payments of approximately $52,000 were received by the Partnership from Popeye’s in 2006. The Partnership paid the tenant’s first property taxes installment for 2005 of approximately $25,000 in the First Quarter of 2006 and the tenant’s second property taxes installment for 2005 of approximately $29,000 in the Third Quarter of 2006. Popeye’s property tax cash escrow balance held with the Partnership as of December 31, 2006 was approximately $12,000. Popeye’s first property taxes installment for 2006 is scheduled to be due in the First Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

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

Rents and other receivables amounted to $432,000 at December 31, 2006, compared to $431,000 as of December 31, 2005. As of December 31, 2006, Popeye’s- Park Forest was delinquent on two monthly lease obligations totaling approximately $13,000. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) At December 31, 2006, rents and other receivables also included

$417,000 in percentage rents accrued during 2006 for tenants who had reached their individual sales breakpoints. These percentage rents included $18,000 which were billed to tenant’s in the Fourth Quarter of 2006 and $399,000 which will not be billed to or owed by the tenant’s until the First Quarter of 2007. The December 31, 2005 rents and other receivables balance primarily represented unbilled 2005 quarterly percentage rent accruals. The 2005 percentage rents were billed in the First Quarter of 2006 and were fully collected as of June 30, 2006.

Property taxes receivable at December 31, 2006 totaled approximately $11,000. The balance primarily represented property taxes escrow charges due from Popeye’s – Park Forest applicable to its 2006 property taxes due in 2007. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

Prepaid Insurance amounted to approximately $32,000 at December 31, 2006 and $33,000 at December 31, 2005, which represented approximately ten months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $244,000 and $247,000, net of accumulated amortization, at December 31, 2006 and December 31, 2005, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $13,000 were accrued at March 31, 2006 and paid in April of 2006, due to the Blockbuster two-year lease renewal. (For further disclosure see Investment Properties- Ogden, UT property in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at December 31, 2006, and December 31, 2005 amounted to approximately $89,000 and $59,000, respectively, and primarily represented the year-end accruals of auditing, tax and data processing fees.

Property taxes payable at December 31, 2006, amounted to approximately $41,000. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s property taxes which are scheduled to be due in 2007. Property taxes payable at December 31, 2005, in the amount of $24,000, primarily represented 2005 property escrow charges for the Popeye’s- Park Forest property related to it first installment of 2006 property taxes which were paid in 2006. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

The amounts “Due to” the Current General Partner were $2,380 at December 31, 2006, and primarily represented the General Partner’s portion of the Fourth Quarter 2006 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2006 of $3,100,000 and $4,973, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2006 Limited Partner distributions totaling $370,000 were paid February 15, 2007.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2006, in the amount of $1,132,000 compared to income from continuing operations for the years ended December 31, 2005 and 2004 of $1,200,000 and $1,298,000, respectively. The variance in income from continuing operations in 2006 compared to 2005 and 2004 is due primarily to: (i) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals totaling $14,000 for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; (ii) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; (iii) higher professional service fees during 2006, such as data processing; (iv) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.); (v) the First through Third Quarter of 2005 total collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion) and (vi) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004. (vii) the Second through Fourth Quarter of 2004 collections and revenue recognition of $129,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion; (viii) higher 2004 operating percentage rent accruals compared to 2005 and 2006; (ix) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; and (x) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default.

Discontinued Operations

Income from discontinued operations was approximately $112,000, $921,000 and $495,000 for the years ended December 31, 2006, 2005, and 2004, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006 and the sale of the Hooters’s- Richland Hills, TX property in December of 2005. The 2004 income from discontinued operations also includes the sale of the Miami Subs- Palm Beach, FL property in June of 2004. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations included a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property.

Revenues

Total operating revenues were $1,885,000, $1,929,000, and $2,068,000, for the years ended December 31, 2006, 2005, and 2004, respectively. During 2005 the Partnership received payments from Popeye’s totaling $35,000 relating to 2004 property tax recoveries. During 2004 the Partnership received payments from Popeye’s totaling $129,000 relating to property tax reimbursements and recoveries. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part I- Item 2, and Part II- Item 7.)

As of December 31, 2006, total base operating rent revenues should approximate $1,453,000 for the year 2007 based on leases currently in place (does not include the Sunrise Preschool property which was classified as property held for sale in the Second Quarter of 2006). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 2006, 2005, and 2004 total operating expenses amounted to approximately 44%, 40% and 40%, of total operating revenues, respectively.

The variance in operating expenditures are due to: (i) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals totaling $14,000 for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; (ii) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; (iii) higher professional service fees during 2006, such as data processing; (iv) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings in Note 10 to Financial Statements and Part I- Item 3.); (v) the First through Third Quarter of 2005 total collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion) and (vi) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004. (vii) the Second through Fourth Quarter of 2004 collections and revenue recognition of $129,000 in property tax recoveries from Popeye’s (see Note 3- Investment Properties for further discussion; (viii) increased general and administrative expenditures related to investor communication, and increased professional expenditures, due to the 2005 Consent mailing in the Second Quarter of 2005; and (ix) the March 2004 payment of Popeye’s 2001 property taxes second installment and related penalties due to tenant default.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

There were no operating write-offs for non-collectible rents and receivables for the years ended December 31, 2006, 2005 and 2004. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the years ended December 31, 2006, 2005, and 2004 the Partnership did generate other income of approximately $73,000, $37,000 and $49,000, respectively. During March of 2006 the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.) During January 2004 the Partnership received a one-time settlement payment of approximately $25,000 from the Bankruptcy Court in relation to the DeDan bankruptcy litigation. In the late 1980’s, the Partnership leased some properties to DeDan, Inc., and the leases were guaranteed by the owner of DeDan, Dan Fore. These leases went into default in the early 1990’s and the Partnership obtained possession of the properties and re-leased them to various entities. The original lessee, DeDan and Dan Fore, filed for bankruptcy and the Partnership filed a claim in the Bankruptcy Court for damages incurred due to the lease defaults. (For further disclosure see Investment Properties in Note 3 to Financial Statements, Part II- Item 8, and Part I- Item 3.)

During 2006, 2005 and 2004, revenues were generated from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from operating percentage rents represented only 23% of operating rental income for 2006. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

Partners of

Divall Insured Income Properties 2 Limited Partnership

We have audited the balance sheet of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2006 and the related statements of income, partners’ capital, and cash flows for the year then ended. Our audit also included the 2006 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Divall Insured Income Properties 2 Limited Partnership at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Chicago, Illinois

March 28, 2007

Report of Independent Registered Public Accounting Firm

Partners of

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheet of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2005, and the related statements of income, partners’ capital, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and .2004, inconformity with U.S. generally accepted accounting principles.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

January 20, 2006, except for Note 12

    as to which the date is February 15, 2005

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2006 and 2005

ASSETS

	December 31, 2006	December 31, 2005
INVESTMENT PROPERTIES: (Note 3)
Land	$4,728,785	$4,970,156
Buildings	7,576,708	8,419,840
Accumulated depreciation	(4,470,221)	(4,691,206)

Net investment properties	7,835,272	8,698,790

OTHER ASSETS:
Cash and cash equivalents	$625,592	$2,218,807
Cash held in Indemnification Trust (Note 8)	417,860	398,699
Property held for sale (Note 3)	617,266	0
Property taxes cash escrow	30,197	17,267
Rents and other receivables	432,440	431,118
Property taxes receivable	10,703	6,680
Deferred rent receivable	80,657	98,006
Prepaid insurance	31,626	32,563
Deferred charges, net	243,540	247,399

Total other assets	2,489,881	3,450,539

Total assets	$10,325,153	$12,149,329

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2006 and 2005

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2006	December 31, 2005
LIABILITIES:
Accounts payable and accrued expenses	$89,318	$58,708
Property taxes payable	40,900	23,947
Due to General Partner	2,380	5,249
Security deposits	104,640	114,585
Unearned rental income	29,380	26,565

Total liabilities	266,618	229,054

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	254,943	242,511
Cumulative cash distributions	(104,632)	(99,659)

	150,311	142,852

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	31,605,253	30,374,452
Cumulative cash distributions	(60,215,268)	(57,115,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	9,908,224	11,777,423

Total partners’ capital	10,058,535	11,920,275

Total liabilities and partners’ capital	$10,325,153	$12,149,329

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
OPERATING REVENUES:
Rental income (Note 5)	$1,885,064	$1,893,888	$1,939,240
Property taxes reimbursements and recoveries (Note 3)	0	34,820	129,015

TOTAL OPERATING REVENUES	1,885,064	1,928,708	2,068,255

EXPENSES:
Partnership management fees (Note 6)	218,523	211,567	206,149
Restoration fees (Note 6)	497	509	537
Insurance	62,391	38,900	40,030
General and administrative	91,308	101,151	80,891
Advisory Board fees and expenses	11,375	14,000	14,000
Real estate taxes	0	0	67,802
Professional services	171,110	158,082	159,860
Maintenance and repair expenses	2,100	2,110	4,117
Personal property taxes	820	820	820
Expenses incurred due to default by lessee or vacancy	0	0	0
Settlement expense (Note 10)	25,000	0	0
Depreciation	223,446	223,446	223,446
Amortization	16,819	12,793	12,794
Provision for non-collectible rents and other receivables	0	0	0
Other expenses	2,704	2,603	8,705

TOTAL OPERATING EXPENSES	826,093	765,981	819,151

OTHER INCOME
Interest income	32,347	18,538	10,512
Judgment claim (Note 3)	25,000	0	0
Bankruptcy claim (Note 10)	0	0	24,271
Other income	2,878	6,000	660
Recovery of amounts previously written off (Note 2)	12,429	12,723	13,429

TOTAL OTHER INCOME	72,654	37,261	48,872

INCOME FROM CONTINUING OPERATIONS	1,131,625	1,199,988	1,297,976
INCOME FROM DISCONTINUED OPERATIONS (Note 3)	111,608	921,203	494,697

NET INCOME	$1,243,233	$2,121,191	$1,792,673

NET INCOME- CURRENT GENERAL PARTNER	$12,432	$21,212	$17,927
NET INCOME- LIMITED PARTNERS	1,230,801	2,099,979	1,774,746

	$1,243,233	$2,121,191	$1,792,673

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$24.21	$25.67	$27.77
INCOME FROM DISCONTINUED OPERATIONS	2.38	19.71	10.58

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$26.59	$45.38	$38.35

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2006, 2005 and 2004

	Current General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2003	$203,372	$(84,004)	$119,368	$39,358,468	$26,499,727	$(53,080,268)	$(840,229)	$11,937,698
Cash Distributions ($49.81 per limited partnership interest)		(7,171)	(7,171)			(2,305,000)		(2,305,000)
Net Income	17,927		17,927		1,774,746			1,774,746

BALANCE AT DECEMBER 31, 2004	$221,299	$(91,175)	$130,124	$39,358,468	$28,274,473	$(55,385,268)	$(840,229)	$11,407,444
Cash Distributions ($37.38 per limited partnership interest)		(8,484)	(8,484)			(1,730,000)		(1,730,000)
Net Income	21,212		21,212		2,099,979			2,099,979

BALANCE AT DECEMBER 31, 2005	$242,511	$(99,659)	$142,852	$39,358,468	$30,374,452	$(57,115,268)	$(840,229)	$11,777,423

Cash Distributions ($66.98 per limited partnership interest)		(4,973)	(4,973)			(3,100,000)		(3,100,000)
Net Income	12,432		12,432		1,230,801			1,230,801

BALANCE AT DECEMBER 31, 2006	$254,943	$(104,632)	$150,311	$39,358,468	$31,605,253	$(60,215,268)	$(840,229)	$9,908,224

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,243,233	$2,121,191	$1,792,673
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	253,126	271,155	274,221
Recovery of amounts previously written off	(12,429)	(12,723)	(13,429)
Provision for non-collectible rents and other receivables	0	0	30,359
Net gain on disposal of assets	0	(668,168)	(215,554)
Interest applied to Indemnification Trust account	(19,161)	(11,312)	(5,065)
(Increase) Decrease in rents and other receivables	(1,322)	77,046	(28,064)
Increase in property taxes cash escrow	(12,930)	(8,945)	(8,322)
Decrease (Increase) in prepaid insurance	937	(176)	(29,320)
Decrease (Increase) in prepaid fees	0	19,183	(19,183)
Decrease in deferred rent receivable	17,349	6,349	850
Increase in property taxes receivable	(4,023)	(1,512)	(5,168)
(Decrease) Increase in due to current General Partner	(2,869)	2,596	669
Increase (Decrease) in accounts payable and other accrued expenses	30,610	(4,658)	(29,802)
Decrease in security deposits	0	0	(15,000)
Increase (Decrease) in property taxes payable	16,953	(24,363)	(39,338)
Increase (Decrease) in unearned rental income	2,815	(11,107)	8,292

Net cash from operating activities	1,512,289	1,754,556	1,698,819

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of investment properties	0	1,505,426	611,367
Payment of leasing commissions	(12,960)	0	0
Recoveries from former General Partner affiliates	12,429	12,723	13,429

Net cash (used in) from investing activities	(531)	1,518,149	624,796

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(3,100,000)	(1,730,000)	(2,305,000)
Cash distributions to current General Partner	(4,973)	(8,484)	(7,171)

Net cash used in financing activities	(3,104,973)	(1,738,484)	(2,312,171)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,593,215)	1,534,221	11,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,218,807	684,586	673,142

CASH AND CASH EQUIVALENTS AT END OF YEAR	$625,592	$2,218,807	$684,586

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At December 31, 2006, the Partnership owned 19 properties with specialty leasehold improvements in six (6) of these properties.

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

As of December 31, 2006 and 2005, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

During 2006, 2005 and 2004, the Partnership recognized income from discontinued operations of approximately $112,000, $921,000 and $495,000, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property in the Second Quarter of 2006 and the Hooter’s restaurant property (which was sold in December 2005). The 2004 income from discontinued operations is also attributed to the Miami Subs property (which was sold in June 2004).

The components of property held for sale in the condensed balance sheets as of December 31, 2006 and 2005 are outlined below.

	2006	2005
Balance Sheet:
Land	$241,371	$0
Buildings	385,840	0
Security deposits	(9,945)	0

Property held for sale	$617,266	$0

The components of discontinued operations included in the statements of income for the years ended December 31, 2006, 2005 and 2004 are outlined below.

	2006	2005	2004
Revenues
Rental Income	$127,665	$291,451	$347,483

Total Revenues	127,665	291,451	347,483

Expenses
Depreciation	12,861	34,916	37,981
Professional services	3,196	3,500	0
Provision for non-collectible rents and other receivables	0	0	30,359

Total Expenses	16,057	38,416	68,340

Net gain on sale of properties	0	668,168	215,554

Income from Discontinued Operations	$111,608	$921,203	$494,697

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003 and 2005, consent solicitations were circulated (the “2001, 2003 and 2005 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003 or 2005 Consents. Therefore, the Partnership continued to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in May of 2007, which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2006, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $6,862,000.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2006	2005	2004
Net income, per statements of income	$1,243,233	$2,121,191	$1,792,673
Book to tax depreciation difference	(37,070)	(33,560)	(34,084)
Book over tax gain from asset disposition	0	(59,817)	(219,126)
Straight line rent adjustment	17,349	6,350	850
Prepaid rent	2,816	(11,107)	8,291
Bad debt reserve/expense	0	0	(155,822)
Other, net	0	13	13

Net income for tax reporting purposes	$1,226,328	$2,023,070	$1,392,795

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2006, $5,861,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2006, the Partnership has recognized a total of $1,173,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2006, the Partnership owned properties containing17 fully constructed fast-food restaurants, a video store, and a preschool (all of which are owned and operated by entities unaffiliated with the Partnership). The 19 properties are composed of the following: ten (10) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Blockbuster Video, one (1) Sunrise Preschool (classified as property held for sale in June of 2006), one (1) Panda Buffet restaurant, and one (1) Daytona’s- All Sports Café. The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

Income from discontinued operations was approximately $112,000, $921,000 and $495,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The 2006 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property to property held for sale in the Second Quarter of 2006. The 2005 and 2004 income from discontinued operations is attributable to the reclassification of the Sunrise Preschool- Phoenix, AZ property in the Second Quarter of 2006 and the sale of the Hooters’s- Richland Hills, TX property in December of 2005. The 2004 income from discontinued operations is also attributable to the sale of the Miami Subs- Palm Beach, FL property in June of 2004. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000. The 2004 income from discontinued operations included a Second Quarter net gain on the sale of the Miami Subs property of approximately $211,000, a Third Quarter net gain on the sale of a parcel of land located adjacent to the former vacant Twin Falls, ID property of $5,000 (the land had no recorded value), and Second and Fourth Quarter provisions for non-collectible rents and other receivables related to the Miami Subs property.

The following summarizes significant developments, by property, for properties with such developments.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June 2006. In early January 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. Closing is anticipated to be during the summer of 2007 and commissions totaling 6%, which includes 2% to a General Partner affiliate, are expected to be paid. The net book value of the property at December 31, 2006, classified as property held for sale, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Ogden, UT property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March 2006. In April 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate).

Grand Forks, ND Property

On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property. A sales contract was executed on February 27, 2006 for the sale of the Grand Forks, ND property at a sales price of $525,000. Although closing was anticipated to be in the First Quarter of 2006, the sale was not consummated and the sales contract expired in late March 2006. The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property.

Popeye’s- Park Forest, IL

As of December 31, 2006, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. These unpaid amounts are accrued for at December 31, 2006. As of December 31, 2006, the tenant has a property tax escrow cash balance held with the Partnership of approximately $12,000. The Partnership received the required June through December 2006 rent and property taxes escrow payments.

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

During 2004, property taxes escrow charges applicable to 2004 property taxes were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property taxes expense equal to the amount of payment received. The Partnership recognized property taxes recovery income of approximately $129,000 during 2004, which related to Popeye’s reimbursement to the Partnership of defaulted property taxes and penalties that had been previously expensed and paid by the Partnership. During 2005, property taxes escrow charges applicable to property taxes previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property taxes recovery income equal to the amount of payment received. Property taxes recovery income during 2005 totaled approximately $35,000. Due to Popeye’s full reimbursement to the Partnership for past property taxes paid on the tenant’s behalf, and Popeye’s agreement to meet billing and escrow obligations, the 2005 and 2006 estimated property taxes were not expensed and accrued as of December 31, 2005 and 2006, respectively.

4785 Merle Hay Road- Des Moines, IA

In September 2005, the Partnership paid Daytona’s- All Sports Cafés (“Daytona’s”) first installment of its 2004 property taxes, which amounted to approximately $10,000. Daytona’s reimbursed the Partnership in the Fourth Quarter of 2005. Beginning in December 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of December 31, 2006, escrow payments held by the Partnership totaled approximately $18,000.

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

In November 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005, Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

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

At December 31, 2005, the tenant of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. On January 24, 2006, the owners of the Panda Buffet Restaurant in Grand Forks, ND gave notice to Management that they intended to exercise their purchase option in relation to the property, but the proposed sale was not consummated. (For further discussion see “Grand Forks, ND Property” above.) The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of December 31, 2006, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the Sunrise Preschool- Phoenix, AZ property which was classified as property held for sale in the Second Quarter of 2006):

Year ending December 31,
2007	$1,453,007
2008	1,246,340
2009	1,204,210
2010	1,014,780
2011	1,015,780
Thereafter	4,605,797

$10,539,914

Percentage rentals included in rental income from operations in 2006, 2005, and 2004 (the 2005 and 2004 percentage rentals do not include income from the Hooter’s restaurant property sold in December 2005) were approximately $438,000, $444,000, and $493,000, respectively. The variance is due to the fluctuation of tenant sales. At December 31, 2006, rents and other receivables included $18,000 of billed and $399,000 of unbilled percentage rents. At December 31, 2005, rents and other receivables included $430,000 of unbilled percentage rents.

Ten (10) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast base rents accounted for 58% of the total 2006 operating base rents (does not include properties held for sale during 2006).

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,402 to date on the amounts recovered, which includes 2006, 2005 and 2004 fees of $497, $509 and $537, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the years ended December 31, 2006, 2005, and 2004, are as follows. (Management fees and overhead allowances included eleven and thirteen months, respectively, for the years ended December 31, 2005 and 2004, as January of 2005 fees were prepaid in December of 2004.):

Current General Partner	Incurred for the Year ended December 31, 2006	Incurred for the Year ended December 31, 2005	Incurred for the Year ended December 31, 2004
Management fees	$218,523	$194,279	$223,437
Restoration fees	497	509	537
Overhead allowance	17,670	15,716	18,071
Sales commission	0	47,250	19,500
Leasing commissions	6,480	0	0
Reimbursement for out-of-pocket expenses	6,832	9,324	8,032
Cash distribution	4,973	8,484	7,171

	$254,975	$275,562	$276,748

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2006. Funds are invested in U.S. Treasury securities. In addition, $167,860 of earnings has been credited to the Trust as of December 31, 2006. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. LEGAL PROCEEDINGS:

Phoenix Foods Preference Claim

The trustee in the Phoenix Foods bankruptcy made a claim seeking to recover from the Partnership alleged “preferential payments” by Phoenix Foods to the Partnership in the amount of approximately $16,500. The payments the trustee sought to recover were rent payments received in the ordinary course of business prior to Phoenix Food’s bankruptcy. The Partnership did not believe such payments were preferential under the Bankruptcy Code and vigorously contested such characterization. A verbal settlement of this claim was reached in November 2004 and the Partnership finalized such settlement in April 2005. The settlement called for the bankruptcy trustee to release its preference claims and the Partnership to release its claims as an unsecured creditor in the Phoenix Foods bankruptcy. Although the Partnership believes its claims are valid, the Partnership determined that the time and cost of pursuing such claims exceeded the likely recovery given the bankrupt’s lack of assets from which to satisfy unsecured claims.

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

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarter Ended

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total Operating Revenues	$367,547	$379,576	$513,185	$624,756

Income from Continuing Operations	$200,451	$168,321	$313,201	$449,652
Income From Discontinued Operations	24,399	24,399	30,830	31,980

Net Income	$224,850	$192,720	$344,031	$481,632

Net Income per Unit	$4.81	$4.12	$7.36	$10.30

Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total Operating Revenues	$375,491	$398,857	$535,927	$618,433

Income from Continuing Operations	$197,205	$199,556	$344,307	$458,920
Income From Discontinued Operations	45,368	47,784	87,994	740,057

Net Income	$242,573	$247,340	$432,301	$1,198,977

Net Income per Unit	$5.19	$5.29	$9.25	$25.65

Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total Operating Revenues	$366,128	$469,939	$588,515	$643,673

Income from Continuing Operations	$165,855	$255,383	$403,217	$473,521
Income from Discontinued Operations	62,897	258,305	97,109	76,386

Net Income	$228,752	$513,688	$500,326	$549,907

Net Income per Unit	$4.89	$10.99	$10.70	$11.77

12. SUBSEQUENT EVENTS:

On February 15, 2007, the Partnership made distributions to the Limited Partners of $370,000 amounting to $7.99 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 15, 2004, the registrant, Divall Insured Income Properties 2 Limited Partnership (the “Company”), upon approval of the Company’s general partner, The Provo Group, Inc., dismissed Deloitte & Touche LLP (“D&T”) as its independent auditors.

The reports of D&T on the financial statements of the Company for the last two fiscal years, prior to November 15, 2004, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years prior to 2004 and the subsequent interim period through November 15, 2004, there have been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements of the Company.

The Company engaged Altschuler, Melvoin and Glasser LLP (“AM&G”) as its new independent auditors as of November 15, 2004. During the two most recent fiscal years prior to 2004 and through the interim period ending November 15, 2004, the Company has not consulted with AMG regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditors D&T.

On November 27, 2006, the Partnership was notified that a majority of the partners of AM&G, the Partnership’s auditor, had become partners of McGladrey and Pullen, LLP, (M&P) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Partnership. M&P was appointed as the Partnership’s new auditors as of November 27, 2006.

The reports of AM&G on the financial statements of the Company for the last two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years prior to 2006 and through the interim period ending November 27, 2006, the Company has not consulted with M&P regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditor, AM&G.

Item 9a. Control and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including the President, whom is also the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation the President concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART III

Item 10. Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 1100 Main Street, Suite 1830, in Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement as amemded (“PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 56 - President, Founder and Director.

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

Jesse Small – CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing DiVall 2. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a.) As of December 31, 2006, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

(b.) As of December 31, 2006, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. Originally, the PMA was to govern TPG’s relationship with the Partnership, DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership (collectively, The “Partnerships”). Since both DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership have been dissolved, only the Partnership remains. TPG’s compensation includes a management fee (“Base Fee”) for managing the Partnership equal to 4% of the Partnership’s gross collected receipts. Between the Partnerships, TPG was entitled to an aggregate minimum Base Fee of $300,000 per year. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such Base Fees resulting from recoveries from former general partners is designated as “restoration fees”. Between the Partnerships, TPG was also entitled to reimbursement for office rent and related office overhead (“Expense”) in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 Expense reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum Base Fee and maximum Expense reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2006, the minimum annual Base Fee and the maximum

Expense reimbursement increased by 3.39%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2006 the minimum monthly Base Fee paid by the Partnership was raised to $18,352 and the maximum monthly Expense reimbursement was raised to $1,481. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. At December 31, 2006 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following fees and reimbursements to management and its affiliates in 2006.

The Provo Group, Inc.:

Management Fees	$218,523
Restoration Fees	497
Leasing Commission	6,480
Office Overhead Allowance	17,670
Direct Cost Reimbursements	6,832

2006 Total	$250,002

Item 14. Principal Accounting Firm Fees and Services

AM&G had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (RSM) and AM&G’s relationship with TBS was replaced with a similar relationship with RSM. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. Effective November 27, 2006, the Partnership was notified that a majority of the partners of AM&G, the Partnership’s auditor, had become partners of McGladrey and Pullen, LLP, (M&P) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Partnership. M&P was appointed as the Partnership’s new auditors as of November 27, 2006.

Aggregate fees for audit services provided by the Partnership’s principal accounting firm, M&P, to the Partnership for the year ended December 31, 2006, amounted to $36,000.

Aggregate fees for interim review services provided by the Partnership’s previous principal accounting firm, AM&G, to the Partnership for the year ended December 31, 2006, amounted to $11,550. Aggregate fees for audit and interim review services provided by the Partnership’s previous principal accounting firm, AM&G, to the Partnership for the year ended December 31, 2005, amounted to $44,385.

Tax compliance services for 2006 and 2005 were provided by RSM, for which fees amounted to $21,000 and $22,600, respectively.

For the years ended December 31, 2005, AM&G, RSM and TBS did not perform any management consulting services for the Partnership. For the year ended December 31, 2006, M&P, AM&G and RSM did not perform any management consulting services for the Partnership.

Aggregate fees for audit and/or interim review services provided by the Partnership’s previous principal accounting firm, D&T, to the Partnership for the years ended December 31, 2006 and 2005 amounted to $2,000 and $1,500 (both years represented the fee for the 2003 opinion reissue.)

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2006 and 2005

Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Statements of Partners’ Capital for the Years Ended December 31, 2006, 2005, and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2006

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 15, 2007 regarding the Fourth Quarter 2006 distribution.

99.1	Audited Financial Statements of Wencoast Restaurants, Inc. for the fiscal years

Ended January 2, 2005 and January 1, 2006, prepared by Thompson Dunavant PLC.

(b)	Reports on Form 8-K:

The Registrant filed Form 8-K on August 14, 2002.

The Registrant filed Form 8-K/A on August 27, 2002.

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

The Registrant filed Form 8-K on November 19, 2004

The Registrant filed Form 8-K/A on December 2, 2004

The Registrant filed Form 8-K on November 30, 2006

The Registrant filed Form 8-K/A on December 21, 2006

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Life on which Depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Phoenix, Arizona	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$274,512	—	6/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	277,530	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	261,552	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	259,364	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	193,047	—	12/22/88	31.5
Park Forest, Illinois	—	187,900	393,038	—	187,900	393,038	580,938	234,788	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	222,066	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	235,649	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	175,182	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	151,194	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	270,444	—	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	287,991	161,996	551,057	713,053	350,207	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	228,235	—	12/29/89	31.5
Charleston, South Carolina	—	286,068	294,870	—	286,068	294,870	580,938	164,428	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	204,970	—	12/29/89	31.5
Grand Forks, North Dakota	—	172,701	566,674	—	172,701	566,674	739,375	315,993	—	12/28/89	31.5
Ogden, Utah (3)	—	194,350	452,075	—	194,350	452,075	646,425	268,052	—	1/31/90	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,465	383,008	—	6/1/90	31.5

	$0	$4,762,025	$7,535,849	$287,991	$4,728,785	$7,576,708	$12,305,493	$4,470,221

(1)	This property was written down to its estimated net realizable value at December 31, 1998
(2)	In the Fourth Quarter of 2001 a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In January 2007, a listing agreement was executed for the sale of the property.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(B) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investment in Real Estate	Year Ended December 31, 2006	Year Ended December 31, 2005	Accumulated Depreciation	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance at beginning of year	$13,389,996	$14,532,699	Balance at beginning of year	$4,691,206	$4,738,289
Additions:			Additions charged to costs and expenses	236,307	258,362
Deletions: Sunrise Preschool- Phoenix, AZ Reclassified (1)	(1,084,503)		Sunrise Preschool- Phoenix, AZ Reclassified (1)	(457,292)
Hooter’s- N. Richland Hills, Texas Disposal (2)		(1,142,703)	Hooter’s- N. Richland Hills, Texas Disposal (2)		(305,445)

Balance at end of year	$12,305,493	$13,389,996	Balance at end of year	$4,470,221	$4,691,206

(1)	This property was classified as property held for sale in the Second Quarter of 2006.
(2)	This property was sold in December of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: March 28, 2007