Form 10-Q
period 2007-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2007-05-11
CIK 825788

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

ASSETS

(Unaudited)

	March 31, 2007	December 31, 2006
INVESTMENT PROPERTIES: (Note 3)

Land	$4,442,717	$4,728,785
Buildings	7,281,838	7,576,708
Accumulated depreciation	(4,359,407)	(4,470,221)

Net investment properties	$7,365,148	$7,835,272

OTHER ASSETS:

Cash and cash equivalents	$936,321	$625,592
Cash held in Indemnification Trust (Note 8)	423,077	417,860
Properties held for sale (Note 3)	1,038,219	617,266
Property taxes cash escrow	11,966	30,197
Rents and other receivables	36,917	432,440
Property taxes receivable	12,503	10,703
Deferred rent receivable	73,684	80,657
Prepaid insurance	22,138	31,626
Deferred charges, net	223,363	243,540

Total other assets	$2,778,188	$2,489,881

Total assets	$10,143,336	$10,325,153

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES:
Accounts payable and other accrued expenses	$96,671	$89,318
Property taxes payable	24,024	40,900
Due to General Partner	1,296	2,380
Security deposits	99,040	104,640
Unearned rental income	23,780	29,380

Total liabilities	$244,811	$266,618

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$257,051	$254,943
Cumulative cash distributions	(105,475)	(104,632)

	151,576	150,311

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	31,813,978	31,605,253
Cumulative cash distributions	(60,585,268)	(60,215,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$9,746,949	9,908,224

Total partners’ capital	$9,898,525	$10,058,535

Total liabilities and partners’ capital	$10,143,336	$10,325,153

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Period Ended March 31, 2007 and 2006

	Three Months ended March 31,
	2007	2006
OPERATING REVENUES:
Rental income (Note 5)	$350,169	$348,035
Property taxes recoveries (Note 3)	0	0

TOTAL OPERATING REVENUES	$350,169	348,035

OPERATING EXPENSES
Partnership management fees (Note 6)	$55,525	$53,718
Restoration fees (Note 6)	124	134
Insurance	12,488	9,069
General and administrative	30,450	29,325
Advisory Board fees and expenses	3,500	3,500
Professional services	40,249	47,506
Maintenance and repair expenses	647	630
Depreciation	53,613	53,612
Amortization	4,296	3,390

TOTAL OPERATING EXPENSES	$200,892	$200,884

OTHER INCOME
Interest income
Judgment claim (Note 3)	$8,587	$7,681
Recovery of amounts previously written off (Note 2)	0	25,000
Other income	3,107	3,357
TOTAL OTHER INCOME	9,911	0

INCOME FROM CONTINUING OPERATIONS	$21,605	$36,038

INCOME FROM DISCONTINUED OPERATIONS (Note 1)	$170,882	$183,189
NET INCOME	39,951	41,661

NET INCOME- CURRENT GENERAL PARTNER	$210,833	$224,850

NET INCOME- LIMITED PARTNERS	$2,108	$2,248
	208,725	222,602

	$210,833	$224,850

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS
INCOME FROM DISCONTINUED OPERATIONS	$3.66	$3.92
NET INCOME PER LIMITED PARTNERSHIP INTEREST	.85	.89

	$4.51	$4.81

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,833	$224,850
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	60,158	65,682
Recovery of amounts previously written off	(3,107)	(3,357)
Interest applied to PMA Indemnification Trust account	(5,217)	(3,934)
Changes in operating accounts:
Decrease in property taxes cash escrow	18,231	10,208
Decrease in rents and other receivables	395,523	411,833
Decrease in prepaid insurance	9,488	12,353
Decrease in deferred rent receivable	4,963	2,713
Increase in property taxes receivable	(1,800)	(1,523)
Decrease in due to General Partner	(1,084)	(3,897)
Increase in accounts payable and other accrued expenses	7,353	6,480
(Decrease) Increase in property taxes payable	(16,876)	9,990
Decrease in income taxes payable	0	(8,685)
Increase in unearned rental income	0	82,005

Net cash flows from operating activities	678,465	804,718

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Payment of leasing commissions	0	(12,980)
Recoveries from former General Partner affiliates	3,107	3,357

Net cash flows from (used in) investing activities	3,107	(9,603)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(370,000)	(2,000,000)
Cash distributions to current General Partner	(843)	(899)

Net cash flows used in financing activities	(370,843)	(2,000,899)

NET INCREASE IN CASH AND CASH EQUIVALENTS	310,729	1,205,784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	625,592	2,218,807

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$936,321	$1,013,023

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2006 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2007, and the statements of income for the three-month periods ended March 31, 2007 and 2006, and cash flows for the three- month periods ended March 31, 2007 and 2006.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. As of March 31, 2007 the lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store, and a pre-school. The Partnership owned 19 investment properties, two of which were held for sale as of March 31, 2007.

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

As of March 31, 2007 and December 31, 2006, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership’s adoption of FIN 48 has not had a material impact on its financial statements.

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

During the three-month periods ended March 31, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $40,000 and $42,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property to property held for sale in the First Quarter of 2007, and the Sunrise Preschool- Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007.

The components of properties held for sale in the condensed balance sheets as of March 31, 2007 and December 31, 2006 are outlined below.

	March 31, 2007	December 31, 2006
Balance Sheet:
Land	$527,439	$241,371
Buildings, net	514,034	385,840
Deferred rent receivable	2,010	0

Deferred charges, net	15,881	0

Security deposits	(15,545)	(9,945)
Unearned rental income	(5,600)	0

Property held for sale	$1,038,219	$617,266

The components of discontinued operations included in the condensed statements of income for the three- month periods ended March 31, 2007 and 2006 are outlined below.

	Three-month Period ended March 31,2007	Three-month Period ended March 31, 2006
Statements of Income:
Revenues:
Rental Income	$49,967	$50,341

Total Revenues	$49,967	$50,341

Expenses:
Professional Services	$7,767	$0
Depreciation	2,249	8,680

Total Expenses	$10,016	$8,680

Income from Discontinued Operations	$39,951	$41,661

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2007, $5,864,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2007, the Partnership has recognized a total of $1,176,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2007, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified as held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (reclassified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During the three-month periods ended March 31, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $40,000 and $42,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property to property held for sale in the First Quarter of 2007, and the Sunrise Preschool- Phoenix, AZ property , which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007.

The following summarizes significant developments, by property, for properties with such developments.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the property to an unaffiliated party for $1.17 million. The net book value of the property at March 31, 2007, classified as property held for sale in the condensed financial statements, was approximately $421,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $2,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June of 2006. In early January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. The closing date on the sale of the property was April 23, 2007 and the net sales proceeds totaled approximately $1.49 million. A net gain on the sale of approximately $863,000 will be recognized in the Second Quarter of 2007. Closing and other sale related costs amounted to approximately $109,000, which included a sales commission paid to a General Partner affiliate totaling $48,000. The net book value of the property at March 31, 2007, classified as property held for sale in the condensed financial statements, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Popeye’s- Park Forest, IL Property

As of March 31, 2007, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. These unpaid amounts are accrued for at March 31, 2007. As of March 31, 2007, the tenant does not have a property tax escrow cash balance held with the Partnership. The Partnership received the required June of 2006 through March of 2007 rent and property taxes escrow payments.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property taxes escrow on May 3, 2007 and the first of three equal installment payments of $4,233 related to the past due rent obligations on May 8, 2007. The second and third installments are to be received from Popeye’s by June 1 and July 1, 2007, respectively. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009).

4785 Merle Hay Road- Des Moines, IA Property

Beginning in December of 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of March 31, 2007, escrow payments held by the Partnership totaled approximately $12,000.

Blockbuster- Ogden, UT Property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent totaled approximately $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006.

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

At March 31, 2007 the owners of the Panda Buffet property in Grand Forks, ND have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

As of March 31, 2007, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the Sunrise Preschool- Phoenix, AZ property which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007, and the Wendy’s- 1515 Savannah Hwy., Charleston, SC property which was reclassified as property held for sale in the First Quarter of 2007):

Year ending December 31,
2007	$1,375,727
2008	1,169,060
2009	1,126,930
2010	937,500
2011	938,500
Thereafter	4,232,277

$9,779,994

Operating percentage rentals included in operating rental income for the three-month periods ended March 31, 2007 and 2006 were approximately $3,000 and $6,000, respectively. At March 31, 2007, rents and other receivables included $23,000 of 2006 percentage rentals billed in the Fourth Quarter of 2006 and the First Quarter of 2007.

Operating percentage rentals included in rental income from operations in 2006 (does not include income from properties held for sale in 2006 and/or 2007) was approximately $423,000. At December 31, 2006, rents and other receivables included $18,000 of billed and $399,000 of unbilled percentage rents.

Nine (9) of the properties (does not include the 1515 Savannah Hwy., Charleston, SC property, which was reclassified as held for sale in March of 2007) are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wencoast operating base rents accounted for 55% of the total 2006 operating base rents (does not include income from properties held for sale during 2006 and 2007).

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

The current General Partner was to receive a management fee (“Base Fee”) for managing the three original affiliated Partnerships equal to 4% of gross receipts, subject to a minimum of $300,000 annually, and a maximum annual reimbursement for office rent and related office overhead (“Expense”) of $25,000, as provided in the Permanent Manager Agreement (“PMA”). The Base Fee and the Expense reimbursement are subject to increases due to increases in the Consumer Price Index. The current General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts and the Partnership is only responsible for its allocable share of such minimum and maximum annual amounts as indicated above (originally $159,000 minimum annual Base Fee and $13,250 Expense reimbursement). Effective March 1, 2007, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.23%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2007, the minimum monthly Base Fee paid by the Partnership was raised to $18,945 and the maximum monthly Expense reimbursement was raised to $1,528.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,526 to date on the amounts recovered, which includes the three-month periods ended March 31, 2007 and 2006 fees of $124 and $134, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three-month periods ended March 31, 2007 and 2006 are as follows:

Current General Partner	Incurred for the Three-Month Period ended March 31, 2007	Incurred for the Three-Month Period ended March 31, 2006
Management fees	$55,525	$53,718
Restoration fees	124	134
Overhead allowance	4,490	4,345
Leasing commissions	0	6,480
Reimbursement for out-of-pocket expenses	1,492	1,867
Cash distribution	843	899

	$62,474	$67,443

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank,

N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $173,077 of earnings has been credited to the Trust as of March 31, 2007. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

In September of 2006, Management and the Buyer entered into a Mutual Release of All Claims Agreement (“F2BL Agreement”). It is understood and agreed that the F2BL Agreement is a compromise of a doubtful and disputed claim, and that liability is expressly denied by the parties released. Pursuant to this F2BL Agreement the Partnership paid the Buyer $25,000 in settlement costs. Management believes that it had meritorious defenses to all of the Buyer’s claims and did not believe that a material recovery by the Buyer was probable. However, the Partnership determined that the time and cost to vigorously defend such litigation would exceed the cost of the settlement achieved.

11. SUBSEQUENT EVENTS:

On May 15, 2007, the Partnership is scheduled to make distributions to the Limited Partners of $360,000 amounting to approximately $7.78 per Unit Interest

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at March 31, 2007 (does not include properties shown as held for sale in the condensed financial statements), were originally purchased at a price, including acquisition costs, of approximately $12,887,193.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2007, the Partnership owned 17 fully constructed fast-food restaurants, a video store, and a preschool. The 19 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified as held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, one (1) Blockbuster Video store, and one (1) Sunrise Preschool (reclassified as property held for sale in June of 2006). The 19 properties are located in a total of nine (9) states.

Ten (10) of the nineteen (19) properties owned as of March 31, 2007 are leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 2, 2005 and January 1, 2006. Those audited financial statements are attached to the December 31, 2006 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During the three-month periods ended March 31, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $40,000 and $42,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property to property held for sale in the First Quarter of 2007, and the Sunrise Preschool- Phoenix, AZ property , which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007.

The following summarizes significant developments, by property, for properties with such developments.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the property to an unaffiliated party for $1.17 million. The net book value of the property at March 31, 2007, classified as property held for sale, was approximately $421,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $2,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June 2006. In early January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. The closing date on the sale of the property was April 23, 2007 and the net sales proceeds totaled approximately $1.49 million. A net gain on the sale of approximately $863,000 will be recognized in the Second Quarter of 2007. Closing and other sale related costs amounted to approximately $109,000, which included a sales commission paid to a General Partner affiliate totaling $48,000. The net book value of the property at March 31, 2007, classified as property held for sale in the condensed financial statements, was approximately $617,000, which included $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits.

Popeye’s- Park Forest, IL Property

As of March 31, 2007, Popeye’s is delinquent on its April and May 2006 rent obligations and property taxes escrow payments totaling approximately $13,000 and $10,000, respectively. These unpaid amounts are accrued for at March 31, 2007. As of March 31, 2007, the tenant does not have a property tax escrow cash balance held with the Partnership. The Partnership received the required June of 2006 through March of 2007 rent and property taxes escrow payments.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property taxes escrow on May 3, 2007 and the first of three equal installment payments of $4,233 related to the past due rent obligations on May 8, 2007. The second and third installments are to be received from Popeye’s by June 1 and July 1, 2007, respectively. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009).

Daytona’s- Des Moines, IA Property

Beginning in December of 2005, Management requested that Daytona’s escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations. As of March 31, 2007, escrow payments held by the Partnership totaled approximately $12,000.

Blockbuster- Ogden, UT Property

The Blockbuster lease on the current 6,000 square foot space expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006. The first base year rent will total approximately $108,000. Leasing commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006.

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

At March 31, 2007 the owners of the Panda Buffet property in Grand Forks, ND have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $936,000 at March 31, 2007, compared to $626,000 at December 31, 2006. Cash of $360,000 is anticipated to be used to fund the First Quarter of 2007 distributions to Limited Partners in May of 2007, and cash of $94,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Properties held for sale at March 31, 2007 amounted to approximately $1,038,000 and included the Wendy’s- 1515 Savannah Hwy., Charleston, SC (“Wendy’s) property and the Sunrise Preschool (“Sunrise”) property in Phoenix, AZ. A letter of intent to enter into a purchase agreement for the sale of the Wendy’s property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the property to an unaffiliated party for $1.17 million. Wendy’s property held for sale amount at March 31, 2007 includes $286,000 related to land, $128,000 related to buildings and improvements, $2,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income. A listing contract for the sale of the Sunrise property (asking price of $1.6 million) was executed in June of 2006 and the property was sold on April 23, 2007. The Sunrise property held for sale amount at March 31, 2007 includes $241,000 related to land, $386,000 related to buildings and improvements, and $10,000 related to security deposits. (For further disclosure see Investment Properties in Note 3 to the condensed financial statements and Part I- Item 2.)

Property taxes cash escrow amounted to approximately $12,000 and $30,000 at March 31, 2007 and December 31, 2006, respectively. Daytona’s property taxes cash escrow balance as of December 31, 2006 was approximately $18,000 and payments of approximately $5,000 were received by the Partnership from Daytona’s in the First Quarter of 2007. The Partnership paid the tenant’s 2005 second property taxes installment of approximately $11,000 in the First Quarter of 2007. Daytona’s property taxes cash escrow balance as of March 31, 2007 was approximately $12,000. Daytona’s 2006 first property taxes installment is scheduled to be due in the Third Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to the condensed financial Statements and Part I- Item 2.) Popeye’s property taxes escrow cash balance as of December 31, 2006 was $12,000 and payments of approximately $14,000 were received by the Partnership from Popeye’s in the First Quarter of 2007. The Partnership paid the tenant’s first 2006 property taxes installment of approximately $27,000 in the First Quarter of 2007. Popeye’s does not hold a property taxes cash escrow balance with the Partnership as of March 31, 2007 and as of that date owes approximately $10,000 in property taxes escrow payments to the Partnership (it should be noted that the Partnership received full payment towards the past due property taxes in May of 2007). The tenant’s 2006 second property taxes installment is scheduled to be due in the Third Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to the condensed financial statements and Part I- Item 2.)

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

Rents and other receivables amounted to approximately $37,000 at March 31, 2007, compared to $432,000 as of December 31, 2006. As of March 31, 2007 and December 31, 2006, Popeye’s- Park Forest was delinquent on two monthly lease obligations totaling approximately $13,000 (it should be noted that the Partnership received the first of three equal installments related to the past due lease obligations in May of 2007). (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.) At March 31, 2007, rents and other receivables also included approximately $23,000 in 2006 percentage rentals billed in the Fourth Quarter of 2006 and the First Quarter of 2007. At December 31, 2006, rents and other receivables also included $417,000 in percentage rental income accrued during 2006 for tenants who had reached their individual sales breakpoints. These percentage rents included $18,000 which were billed to tenant’s in the Fourth Quarter of 2006 and $399,000 which were not billed to or owed by the tenant’s until the First Quarter of 2007. The 2006 percentage rental income collections during the First Quarter of 2007 totaled $394,000.

Property taxes receivable at March 31, 2007 and December 31, 2006 totaled approximately $13,000 and $11,000, respectively. The balances primarily represented property taxes escrow charges due from Popeye’s- Park Forest. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Prepaid Insurance amounted to approximately $22,000 at March 31, 2007 compared to $32,000 at December 31, 2006. The March 31, 2007 balance represented approximately seven months of prepaid insurance paid by the Partnership and the December 31, 2006 balance represented approximately ten (10) months of prepaid insurance.

Deferred charges totaled approximately $223,000 and $244,000, net of accumulated amortization, at March 31, 2007 and December 31, 2006, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $15,000 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC property were reclassified and included in properties held for sale in the First Quarter of 2007 (for further discussion see Investment Properties in Note 3 to the condensed financial statements.). Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at March 31, 2007, and December 31, 2006 amounted to approximately $97,000 and $89,000, respectively, and primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at March 31, 2007 and December 31, 2006, totaled approximately $24,000 and $41,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s next installment of property taxes. (For further disclosure see Investment Properties- Daytona’s- All Sports Café and Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Due to the Current General Partner amounted to approximately $1,300 at March 31, 2007 and primarily represented the General Partner’s First Quarter of 2007 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2007 of $370,000 and $843, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter of 2007 distributions of $360,000 on May 15, 2007.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended March 31, 2007, in the amount of $171,000 compared to income from continuing operations for the three-month period ended March 31, 2006 of $183,000. The variance in income from continuing operations in 2007 compared to 2006 is due primarily to: (i) First Quarter of 2007 accruals totaling $3,000 for an estimated insurance premium adjustment related to the 06/07 policy year (based on the unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year); (ii) income taxes paid with the North Dakota and Ohio 2006 tax returns during the First Quarter of 2007 and quarterly estimated payments made during 2007; (iii) higher income tax expenditures in the First Quarter of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments; (iv) higher professional service fees, such as legal and auditing, during 2006; and (v) during March of 2006 the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005.

Discontinued Operations

The Partnership recognized income from discontinued operations of approximately $40,000 and $42,000 in the three-month periods ending March 31, 2007 and 2006, respectively. The income from discontinued operations are attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property to held for sale in the First Quarter of 2007, and the Sunrise Preschool- Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $350,000 and $348,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, total base operating rent revenues should approximate $1,376,000 for the year 2007 based on leases currently in place (does not include the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Sunrise Preschool, Phoenix, AZ property which were reclassified as property held for sale in the First Quarter of 2007 and the Second Quarter of 2006, respectively). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended March 31 2007 and 2006, total operating expenses amounted to approximately 57% and 58%, of total revenue, respectively.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three-month periods ended March 31, 2007 and 2006, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended March 31, 2007 and 2006, the Partnership generated other income of approximately $22,000 and $36,000, respectively. During January of 2007, the Partnership received approximately $10,000 in investor service fees related to the void and reissuance of old outstanding limited partrner distribution checks. During March of 2006, the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.)

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 23% of operating rental income for the year ended 2006 (does not include operating income from properties held for sale as of March 31, 2007). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk. See Part II, Item 1A for the discussion of Risk Factors.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

In September of 2006, Management and the Buyer entered into a Mutual Release of All Claims Agreement (“F2BL Agreement”). It is understood and agreed that the F2BL Agreement is a compromise of a doubtful and disputed claim, and that liability is expressly denied by the parties released. Pursuant to this F2BL Agreement the Partnership paid the Buyer $25,000 in settlement costs. Management believes that it had meritorious defenses to all of the Buyer’s claims and did not believe that a material recovery by the Buyer was probable. However, the Partnership determined that the time and cost to vigorously defend such litigation would exceed the cost of the settlement achieved.

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

Since over 94% of the Partnership’s investment in properties as of March 31, 2007 (does not include properties held for sale) involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

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

Item 2-5.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed May 15, 2007 regarding the First Quarter of 2007 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	May 11, 2007