Form 10-Q
period 2007-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2007-08-09
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

ASSETS

(Unaudited)

	June 30, 2007	December 31, 2006
INVESTMENT PROPERTIES: (Note 3)
Land	$4,248,367	$4,728,785
Buildings	6,829,763	7,576,708
Accumulated depreciation	(4,138,658)	(4,470,221)

Net investment properties	$6,939,472	$7,835,272

OTHER ASSETS:
Cash and cash equivalents	$2,369,528	$625,592
Cash held in Indemnification Trust (Note 8)	428,119	417,860
Properties held for sale (Note 3)	820,007	617,266
Property taxes cash escrow	39,880	30,197
Rents and other receivables	16,945	432,440
Property taxes receivable	4,803	10,703
Deferred rent receivable	68,902	80,657
Prepaid insurance	12,650	31,626
Deferred charges, net	215,287	243,540

Total other assets	$3,976,121	$2,489,881

Total assets	$10,915,593	$10,325,153

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	June 30, 2007	December 31, 2006
LIABILITIES:
Accounts payable and other accrued expenses	$64,861	$89,318
Property taxes payable	44,683	40,900
Due to General Partner	4,749	2,380
Security deposits	99,040	104,640
Unearned rental income	94,095	29,380

Total liabilities	$307,428	$266,618

CONTINGENT LIABILITIES: (Note 7)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$267,791	$254,943
Cumulative cash distributions	(109,771)	(104,632)

	158,020	150,311

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	32,877,174	31,605,253
Cumulative cash distributions	(60,945,268)	(60,215,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$10,450,145	$9,908,224

Total partners’ capital	$10,608,165	$10,058,535

Total liabilities and partners’ capital	$10,915,593	$10,325,153

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Rental income (Note 5)	$328,210	$333,939	$647,033	$654,223

TOTAL OPERATING REVENUES	$328,210	$333,939	$647,033	$654,223

OPERATING EXPENSES
Partnership management fees (Note 6)	$56,711	$54,942	$112,235	$108,659
Restoration fees (Note 6)	124	114	249	249
Insurance	12,488	29,526	24,975	38,595
General and administrative	30,647	33,382	61,973	62,707
Advisory Board fees and expenses	2,125	2,625	4,750	6,125
Professional services	47,958	40,250	88,002	87,755
Maintenance and repair expenses	490	245	1,137	875
Depreciation	50,458	50,458	100,916	100,915
Amortization	2,676	2,676	5,353	5,353

TOTAL OPERATING EXPENSES	$203,677	$214,218	$399,590	$411,233

OTHER INCOME
Interest income	$25,155	$7,669	$33,742	$15,350
Judgment claim (Note 3)	0	0	0	25,000
Recovery of amounts previously written off (Note 2)	3,107	2,857	6,214	6,214
Other income	620	0	10,531	0

TOTAL OTHER INCOME	$28,882	$10,526	$50,487	$46,564

INCOME FROM CONTINUING OPERATIONS	$153,415	$130,247	$297,930	$289,554
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	920,521	62,473	986,839	128,016

NET INCOME	$1,073,936	$192,720	$1,284,769	$417,570

NET INCOME- CURRENT GENERAL PARTNER	$10,739	$1,927	$12,848	$4,176
NET INCOME- LIMITED PARTNERS	1,063,197	190,793	1,271,921	413,394

	$1,073,936	$192,720	$1,284,769	$417,570

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$3.28	$2.78	$6.37	$6.19
INCOME FROM DISCONTINUED OPERATIONS	19.69	1.34	21.11	2.74

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$22.97	$4.12	$27.48	$8.93

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six-Month Periods Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,284,769	$417,570
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	115,964	132,811
Recovery of amounts previously written off	(6,214)	(6.,214)
Interest applied to PMA Indemnification Trust account	(10,259)	(8,707)
Net gain on disposal of assets	(861,701)	0
Changes in operating accounts:
Increase in property taxes cash escrow	(9,683)	(4,746)
Decrease in rents and other receivables	415,495	393,798
Decrease in prepaid insurance	18,976	21,093
Decrease in deferred rent receivable	9,927	7,427
Decrease (Increase) in property taxes receivable	5,900	(12,748)
Increase (Decrease) in due to General Partner	2,369	(4,025)
Decrease in accounts payable and other accrued expenses	(24,457)	(5,622)
Increase in property taxes payable	3,783	17,494
Decrease in security deposits	(9,945)	0
Increase in unearned rental income	70,315	73,130

Net cash flows from operating activities	$1,005,239	$1,021,261

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of investment properties	$1,488,912	$0
Payment of leasing commissions	0	(12,960)
Investment in Buildings	(21,290)	0
Recoveries from former General Partner affiliates	6,214	6,214

Net cash flows from (used in) investing activities	$1,473,836	$(6,746)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(730,000)	$(2,380,000)
Cash distributions to current General Partner	(5,139)	(1,670)

Net cash flows used in financing activities	$(735,139)	$(2,381,670)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,743,936	$(1,367,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	625,592	2,218,807

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,369,528	$851,652

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2007, and the statements of income for the three and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. As of June 30, 2007 the lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store. The Partnership owned 18 investment properties, two of which were held for sale as of June 30, 2007.

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

As of June 30, 2007 and December 31, 2006, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

During the three-month period ended June 30, 2007, capitalized roofing expenditures of approximately $21,000 were made to the Blockbuster, Ogden, UT property. The property was reclassified to property held for sale in May of 2007.

During the three-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $921,000 and $62,000, respectively. During the six-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $987,000 and $128,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. Discontinued operations also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000.

The components of properties held for sale in the condensed balance sheets as of June 30, 2007 and December 31, 2006 are outlined below.

	June 30, 2007	December 31, 2006
Balance Sheet:
Land	$480,418	$241,371
Buildings, net	329,300	385,840
Deferred rent receivable	1,828	0
Deferred charges, net	19,661	0
Security deposits	(5,600)	(9,945)
Unearned rental income	(5,600)	0

Property held for sale	$820,007	$617,266

The components of discontinued operations included in the condensed statements of income for the three and six-month periods ended June 30, 2007 and 2006 are outlined below (Professional service fees of approximately $7,000 incurred in the First Quarter of 2007 were reclassed to net gain on sale of property in the Second Quarter of 2007 due to the sale of the Sunrise property in April of 2007):

	Three-month Period ended June 30, 2007	Three-month Period ended June 30, 2006	Six-month Period ended June 30, 2007	Six-month Period ended June 30, 2006
Statements of Income:
Revenues:
Rental Income	$54,780	$76,467	$136,093	$154,559

Total Revenues	$54,780	$76,467	$136,093	$154,559

Expenses:
Professional Services	$(6,711)	$0	$1,260	$0
Depreciation	1,051	11,834	6,455	23,669
Amortization	1,620	2,160	3,240	2,874

Total Expenses	$(4,040)	$13,994	$10,955	$26,543

Net Gain on Sale of Property	$861,701	$0	$861,701	$0

Income from Discontinued Operations	$920,521	$62,473	$986,839	$128,016

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2007, $5,867,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2007, the Partnership has recognized a total of $1,179,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2007, the Partnership owned 17 fully constructed fast-food restaurants and a video store. The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During the three-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $921,000 and $62,000, respectively. During the six-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $987,000 and $128,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter of 2007 and the Second Quarter of 2007, respectively. Discontinued operations also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000.

The following summarizes significant developments, by property, for properties with such developments.

Blockbuster- Ogden, UT Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in May of 2007 (current asking price is $1,250,000.) The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at June 30, 2007, classified as property held for sale in the condensed financial statements, was approximately $399,000, which included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $4,000 related to deferred charges.

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

Popeye’s- Park Forest, IL Property

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property taxes escrow on May 3, 2007 and the first and second of three equal installment payments of $4,233 related to the past due rent obligations on May 8, and June 20, 2007, respectively. The third installment, which was accrued for at June 30, 2007, was received from Popeye’s on July 17, 2007. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009). As of June 30, 2007, the tenant has a $23,000 property tax escrow cash balance held with the Partnership.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June of 2006. In early January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. The closing date on the sale of the property was April 23, 2007 and the net sales proceeds totaled approximately $1.49 million. A net gain on the sale of approximately $862,000 was recognized in the Second Quarter of 2007. Closing and other sale related costs amounted to approximately $111,000 and included a $48,000 sales commission paid to a General Partner affiliate.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the property to an unaffiliated party for $1.17 million. The net book value of the property at June 30, 2007, classified as property held for sale in the condensed financial statements, was approximately $421,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $2,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

Wendy’s- 1004 Richland Avenue, Aiken, SC

The Richland Avenue property lease with tenant, Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 3869 Washington Road, Martinez, GA

The Washington Road property lease with tenant, Wencoast, was assigned to Wendgusta on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 1717 Martintown Road, N Augusta, SC

The Martintown Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 1730 Walton Way, August, GA

The Walton Way property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 3013 Peach Orchard, Augusta, GA

The Peach Orchard property lease with tenant, Wencoast was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 1901 Whiskey Road, Aiken, SC

The Whiskey Road property lease with tenant, Wencoast was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Daytona’s All Sports Café- Des Moines, IA Property

Beginning in December of 2005, Management requested that Daytona’s All Sports Café (“Daytona’s”) escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations and as of June 30, 2007, escrow payments held by the Partnership totaled approximately $17,000.

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

At June 30, 2007 the owners of the Panda Buffet property in Grand Forks, ND have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

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

5. LEASES:

Original lease terms for the majority of the investment properties are generally 5—20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified sales breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of June 30, 2007, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the Wendy’s- 1515 Savannah Hwy., Charleston, SC and the Blockbuster, Ogden, UT properties which were reclassified to properties held for sale in the First and Second Quarters of 2007, respectively). The operating payments below include the July of 2007 assignment and lease extensions of four of the Wendy’s properties (For further disclosure see Investment Properties in Note 3 to the condensed financial statements and Part I- Item 2.)

Year ending December 31,
2007	$1,267,727
2008	1,160,060
2009	1,126,930
2010	937,500
2011	938,500
Thereafter	6,082,552

$11,513,269

Operating percentage rentals included in operating rental income for the six-month periods ended June 30, 2007 and 2006 were approximately $16,000 and $18,000, respectively. At June 30, 2007, rents and other receivables included $13,000 of unbilled 2007 percentage rents.

Operating percentage rentals included in rental income from operations in 2006 (does not include income from properties held for sale or sold during 2006 and 2007) was approximately $423,000. At December 31, 2006, rents and other receivables included $18,000 of billed and $399,000 of unbilled 2006 percentage rents. As of June 30, 2007 these 2006 percentage rents had been fully collected.

As of July 2, 2007, six (6) of the properties are leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. In addition, three (3) of the properties (does not include the 1515 Savannah Hwy., Charleston, SC property, which was reclassified to property held for sale in March of 2007) are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wendgusta and Wencoast operating base rents accounted for 42% and 18%, respectively, of the total 2006 operating base rents. In each case, the percentage calculation does not include income from properties held for sale or sold during 2006 and 2007.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To-date, TPG has received fees from the Partnership totaling $57,650 on the amounts recovered, which includes fees received for the six-month periods ended June 30, 2007 and 2006 of $249 and $249, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and six-month periods ended June 30, 2007 and 2006 are as follows:

Current General Partner	Incurred for the Three-Month Period ended June 30, 2007	Incurred for the Three-Month Period ended June 30, 2006	Incurred for the Six-Month Period ended June 30, 2007	Incurred for the Six-Month Period ended June 30, 2006
Management fees	$56,711	$54,942	$112,235	$108,659
Restoration fees	124	114	249	249
Overhead allowance	4,585	4,442	9,075	8,787
Sales Commissions	48,000	0	48,000	0
Leasing commissions	0	0	0	6,480
Reimbursement for out-of-pocket expenses	2,471	2,143	3,964	4,010
Cash distribution	4,296	771	5,139	1,670

	$116,187	$62,412	$178,662	$129,855

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets since 1994. Funds are invested in U.S. Treasury securities. In addition, $178,119 of earnings has been credited to the Trust as of June 30, 2007. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. LEGAL PROCEEDINGS:

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence beginning in the Fourth Quarter of 2003, the Buyer claimed, and the Partnership denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

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

11. SUBSEQUENT EVENTS:

On August 15, 2007, the Partnership is scheduled to make distributions to the Limited Partners of $1,855,000 amounting to approximately $40.08 per Unit Interest

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at June 30, 2007 (does not include properties shown as held for sale in the condensed financial statements), were originally purchased at a price, including acquisition costs, of approximately $ 12,240,768.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2007, the Partnership owned 17 fully constructed fast-food restaurants and a video store. The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

Ten (10) of the eighteen (18) properties owned as of June 30, 2007 were leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 2, 2005 and January 1, 2006. Those audited financial statements are attached to the December 31, 2006 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The

Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During the three-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $921,000 and $62,000, respectively. During the six-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $987,000 and $128,000, respectively. The income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter of 2007 and the Second Quarter of 2007, respectively. Discontinued operations also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000.

The following summarizes significant developments, by property, for properties with such developments.

Blockbuster- Ogden, UT Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in May of 2007 (current asking price is $1,250,000.) The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at June 30, 2007, classified as property held for sale in the condensed financial statements, was approximately $399,000, which included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $4,000 related to deferred charges.

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

Popeye’s- Park Forest, IL Property

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property taxes escrow on May 3, 2007 and the first and second of three equal installment payments of $4,233 related to the past due rent obligations on May 8, and June 20, 2007, respectively. The third installment, which was accrued for at June 30, 2007, was received from Popeye’s on July 17, 2007. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property taxes through the remainder of its Lease (expires December 31, 2009). As of June 30, 2007, the tenant has a $23,000 property tax escrow cash balance held with the Partnership.

Sunrise Preschool- Phoenix, AZ Property

A listing agreement for the sale of the property was executed in June of 2006. In early January of 2007, a sales contract was executed for the sale of the property for $1.6 million. Per notice from the Partnership, tenant, Borg Holdings, Inc. (“Borg”), had 30 days from January 16, 2007, to act upon their right of first refusal to purchase the Phoenix property, since a separate buyer entered into a real estate contract for the purchase of the property. On January 29, 2007, Borg informed the Partnership that they would be exercising their right to accept the terms of the contract for the sale of the Phoenix, AZ property. The closing date on the sale of the property was April 23, 2007 and the net sales proceeds totaled approximately $1.49 million. A net gain on the sale of approximately $862,000 was recognized in the Second Quarter of 2007. Closing and other sale related costs amounted to approximately $111,000 and included a $48,000 sales commission paid to a General Partner affiliate.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the property to an unaffiliated party for $1.17 million. The net book value of the property at June 30, 2007, classified as property held for sale in the condensed financial statements, was approximately $421,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $2,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

Wendy’s- 1004 Richland Avenue, Aiken, SC

The Richland Avenue property lease with tenant, Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 3869 Washington Road, Martinez, GA

The Washington Road property lease with tenant, Wencoast, was assigned to Wendgusta on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 1717 Martintown Road, N Augusta, SC

The Martintown Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 1730 Walton Way, August, GA

The Walton Way property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 3013 Peach Orchard, Augusta, GA

The Peach Orchard property lease with tenant, Wencoast was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Wendy’s- 1901 Whiskey Road, Aiken, SC

The Whiskey Road property lease with tenant, Wencoast was set to expire on November 6, 2016. On July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property within 18 months (December 2009).

Daytona’s All Sports Café- Des Moines, IA Property

Beginning in December of 2005, Management requested that Daytona’s All Sports Café (“Daytona’s”) escrow its future property taxes liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations and as of June 30, 2007, escrow payments held by the Partnership totaled approximately $17,000.

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

At June 30, 2007 the owners of the Panda Buffet property in Grand Forks, ND have an option to purchase the property at a price, which (i) exceeds the original cost of the property less accumulated depreciation and (ii) is not less than the fair market value of the property at the time the option was granted. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $2,370,000 at June 30, 2007, compared to $626,000 at December 31, 2006. Cash of $1,855,000 is anticipated to be used to fund the Second Quarter of 2007 distributions to Limited Partners in August of 2007, and cash of $65,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The book value of properties held for sale at June 30, 2007 amounted to approximately $820,000 and included the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (“the Wendy’s Property”) and the Blockbuster, Ogden, UT property (“the Blockbuster Property”). A letter of intent to enter into a purchase agreement for the sale of the Wendy’s Property was executed in late March of 2007. A sales contract is currently being negotiated for the sale of the Wendy’s Property to an unaffiliated party for $1.17 million. The book value of the Wendy’s Property held for sale at June 30, 2007 amounted to approximately $421,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $2000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income. A listing contract for the sale of the Blockbuster Property (asking price of $1.25 million) was executed in May of 2007. The book value of the Blockbuster Property held for sale at June 30, 2007 amounted to approximately $399,000, and included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $4,000 related to deferred charges. (For further disclosure see Investment Properties in Note 3 to the condensed financial statements and Part I- Item 2.)

Property taxes cash escrow amounted to approximately $40,000 and $30,000 at June 30, 2007 and December 31, 2006, respectively. Daytona’s property taxes cash escrow balance as of December 31, 2006 was approximately $18,000 and payments of approximately $9,000 were received by the Partnership from Daytona’s during the First and Second Quarters of 2007. The Partnership paid the tenant’s 2005 second property taxes installment of approximately $11,000 in the First Quarter of 2007. Daytona’s property taxes cash escrow balance as of June 30, 2007 was approximately $17,000. Daytona’s 2006 first property taxes installment is scheduled to be due in the Third Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to the condensed financial Statements and Part I- Item 2.) Popeye’s property taxes escrow cash balance as of December 31, 2006 was $12,000 and payments of approximately $38,000 were received by the Partnership from Popeye’s during the First and Second Quarters of 2007 (including $13,000 in past due balances). The Partnership paid the tenant’s first 2006 property taxes installment of approximately $27,000 in the First Quarter of 2007. Popeye’s property taxes cash escrow balance held with the Partnership as of June 30, 2007 totaled approximately $23,000. The tenant’s 2006 second property taxes installment is scheduled to be due in the Third Quarter of 2007. (For further disclosure see Investment Properties in Note 3 to the condensed financial statements and Part I- Item 2.)

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

Rents and other receivables amounted to approximately $17,000 at June 30, 2007, compared to $432,000 as of December 31, 2006. As of December 31, 2006, Popeye’s- Park Forest was delinquent on two monthly lease obligations totaling approximately $13,000. The Partnership received from Popeye’s the first and second of three equal installments of $4,333 related to the past due lease obligations in May and June of 2007 and the third installment (which was accrued for at June 30, 2007) in July of 2007. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.) At June 30, 2007, rents and other receivables also included approximately $13,000 in 2007 percentage rental income accrued in the Second Quarter of 2007 for tenants who had reached their sales breakpoint. At December 31, 2006, rents and other receivables also included $417,000 in percentage rental income accrued during 2006 for tenants who had reached their individual sales breakpoints. These percentage rents included $18,000 which were billed to tenant’s in the Fourth Quarter of 2006 and $399,000 which were not billed to or owed by the tenant’s until the First Quarter of 2007. As of June 30, 2007 the 2006 percentage rental income had been collected in full.

Property taxes receivable at June 30, 2007 and December 31, 2006 totaled approximately $5,000 and $11,000, respectively. The December 31, 2006 balance primarily represented property taxes escrow charges due from Popeye’s- Park Forest. (For further disclosure see Investment Properties- Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Prepaid Insurance amounted to approximately $13,000 at June 30, 2007 compared to $32,000 at December 31, 2006. The June 30, 2007 balance represented approximately four months of prepaid insurance paid by the Partnership and the December 31, 2006 balance represented approximately ten (10) months of prepaid insurance.

Deferred charges totaled approximately $215,000 and $244,000, net of accumulated amortization, at June 30, 2007 and December 31, 2006, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $16,000 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and $4,000 related to the Blockbuster, Ogden, UT property were reclassified and included in properties held for sale in the First and Second Quarters of 2007, respectively (for further discussion see Investment Properties in Note 3 to the condensed financial statements.). Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at June 30, 2007, and December 31, 2006 amounted to approximately $65,000 and $89,000, respectively, and primarily represented the accruals of auditing, tax and data processing fees.

Property taxes payable at June 30, 2007 and December 31, 2006, totaled approximately $45,000 and $41,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property taxes escrow charges related to the tenant’s next installment of property taxes. (For further disclosure see Investment Properties- Daytona’s All Sports Café and Popeye’s- Park Forest in Note 3 to the condensed financial statements and Part I- Item 2.)

Due to the Current General Partner amounted to approximately $4,749 at June 30, 2007 and primarily represented the General Partner’s Second Quarter of 2007 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2007 of $730,000 and $5,139, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter of 2007 distributions of $1,855,000 on August 15, 2007.

Results of Operations

The Partnership reported income from continuing operations for the three-month period ended June 30, 2007, in the amount of $153,000 compared to income from continuing operations for the three-month period ended June 30, 2006 of $130,000. The Partnership reported income from continuing operations for the six-month period ended June 30, 2007, in the amount of $298,000 compared to income from continuing operations for the six-month period ended June 30, 2006 of $290,000. The variance in income from continuing operations in 2007 compared to 2006 is due primarily to: (i) higher interest earnings during the Second Quarter of 2007 due to higher interest yields and increased cash balances due to the sale of the Sunrise Preschool property; (ii) lower investor communication expenditures in the First and Second Quarters of 2007; (iii) income taxes paid with the North Dakota and Ohio 2006 tax returns during the First Quarter of 2007 and quarterly estimated payments made during 2007; (iv) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year; and (v) the March of 2006 receipt of $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005.

Discontinued Operations

During the three-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $921,000 and $62,000, respectively. During the six-month periods ended June 30, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $987,000 and $128,000, respectively. The income from discontinued operations are attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter of 2007 and the Second Quarter of 2007, respectively. Discontinued operations also includes income related to the Sunrise Preschool property which was located in Phoenix, AZ property, and was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included the Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $328,000 and $334,000 for the three-month periods ended June 30, 2007 and 2006, respectively. During the six-month periods ended June 30, 2007 and 2006, total operating revenues amounted to $647,000 and $654,000, respectively.

As of June 30, 2007, total base operating rent revenues should approximate $1,268,000 for the year 2007 based on leases currently in place (does not include properties sold or held for sale during 2007). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended June 30 2007 and 2006, total operating expenses amounted to approximately 62% and 64%, of total revenue, respectively. For the six-month periods ended June 30 2007 and 2006, total operating expenses amounted to approximately 62% and 63%, of total revenue, respectively. The variance in total operating expenses in 2007 compared to 2006 is due primarily to: (i) lower investor communication expenditures in the First and Second Quarters of 2007; (ii) income taxes paid with the North Dakota and Ohio 2006 tax returns during the First Quarter of 2007 and quarterly estimated payments made during 2007; and (iii) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and six-month periods ended June 30, 2007 and 2006, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended June 30, 2007 and 2006, the Partnership generated other income of approximately $29,000 and $11,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the Partnership generated other income of approximately $50,000 and $47,000, respectively. During the First and Second Quarter of 2007, the Partnership received approximately $10,000 and $600, respectively, in investor service fees related to the void and reissuance of old outstanding limited partner distribution checks. During March of 2006, the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Note 3 to Financial Statements and Part I- Item 2.)

Other revenues came primarily from interest earnings (higher interest yields were recognized in the Second Quarter of 2007) and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 23% of operating rental income for the year ended 2006 (does not include operating income from properties held for sale or sold during 2007). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Former South Milwaukee, WI property

The Partnership sold real property and improvements located at 106 N. Chicago Avenue, South Milwaukee, Wisconsin to F2BL, LLC (the “Buyer”) on April 17, 2003 pursuant to a Real Estate Purchase Agreement dated October 10, 2002 (the “Contract”). In October of 2003, the Buyer notified the Partnership that an underground storage tank (“UST”) and petroleum release had been discovered on this Property. Since that time, the Buyer removed the UST and remediated the petroleum release. A substantial amount of the costs incurred in such efforts were paid by the Wisconsin Petroleum Environmental Clean Up Fund (the “PECUF”). In sporadic correspondence beginning in the Fourth Quarter of 2003, the Buyer claimed, and the Partnership denied, that the Partnership was responsible for payment of those costs not reimbursed by the PECUF.

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

Since 100% of the Partnership’s investment in properties as of June 30, 2007 (does not include properties held for sale) involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 15, 2007 regarding the Second Quarter of 2007 distribution.

(b) Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	August 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	August 8, 2007