Form 10-K
period 2007-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2008-03-13
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

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

Index to Exhibits located on page: 50-51

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2007, the Partnership consisted of one General Partner (“Management”) and 1,984 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership of $39,358,468, after volume discounts and offering costs.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants, but also include a video rental store and a child-care center. At December 31, 2007, the Partnership owned 18 properties with specialty leasehold improvements in five (5) of these properties, as noted in Item 2- Properties. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern.

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

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. (“TPG”), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership’s report on Form 8-K dated May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of Interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement, the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the “Board”).

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

The Partnership owned the following Properties (including specialty leasehold improvements for use in some of these properties and properties held for sale) as of December 31, 2007:

Acquisi- tion Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	(2)	$71,500	1-20-2013	(3)
08/15/88	Denny’s (12) 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	(2)	72,000	04-30-2009	None
10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230		60,000	06-30-2018	None
12/22/88	Wendy’s (7) 1721 Sam Rittenburg Blvd Charleston, SC	WenCoast Restaurants	596,781		76,920	11-6-2016	None
12/22/88	Wendy’s (6) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594		86,160	11-6-2021	(10)
12/29/88	Popeye’s (11) 2562 Western Ave Park Forest, IL	Quality Foods I, LLC.	580,938		77,280	12-31-2009	None
02/21/89	Wendy’s (6) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344		96,780	11-6-2021	(10)

02/21/89	Wendy’s (6) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813		96,780	11-6-2021	(10)
02/21/89	Wendy’s (7) 347 Folly Rd Charleston, SC	WenCoast Restaurants	528,125		70,200	11-6-2016	None
02/21/89	Wendy’s (7) 361 Hwy 17 Bypass Mount Pleasant, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None
03/14/89	Wendy’s (6) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750		90,480	11-6-2016	None
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA (13)	Karl Shaen Valderrama	897,813	(2)	12,000	02-28-08	None
12/28/89	Panda Buffet 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	(2)	37,000	6-30-2013	(5)
12/29/89	Wendy’s (6) 1717 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156		87,780	11-6-2021	(10)
12/29/89	Wendy’s (7) (8) 1515 Savannah Hwy Charleston, SC	WenCoast Restaurants	580,938		77,280	11-6-2016	None
12/29/89	Wendy’s (6) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750		84,120	11-6-2016	None
01/31/90	Blockbuster Video (9) 336 E 12th St Ogden, UT	Blockbuster Videos, Inc.	646,425		108,000	01-31-2009	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	(2)	135,780	10-31-2009	None

			$13,468,131		$1,417,340

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.
(3)	The tenant has two five year lease renewal options available.
(4)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5)	The tenant has three five year lease renewal options available.
(6)	Six (6) of the 18 properties owned by the Partnership as of December 31, 2007 were leased to Wendgusta, LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to Wendgusta, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, therefore audited financial statements are not yet available as of December 31, 2007.
(7)

Four (4) of the 18 properties owned by the Partnership as of December 31, 2007 were leased to Wencoast Restaurants, Inc. (“Wencoast”). The most recent audited financial statements available for Wencoast, prepared by Thompson Dunavant, PLC are for the periods ended January 2, 2006 and December 31,

2006. Those audited financial statements are attached as Exhibit 99.1 to the Report of which these Financial Statements are a part. Such audited financial statements were prepared on behalf of Wencoast and may be considered relevant to an investor, because Wencoast leases more than 20% of the Partnership’s properties, both by number and asset value.

(8)	A sales contract was executed in August of 2007 for the sale of the property at a sales price of $1.17 million. Management anticipates closing to be during the First Quarter of 2008.
(9)	A new listing agreement for the sale of the property was executed with an unaffiliated broker in December of 2007 (current asking price is $1,250,000). A one year lease extension was executed with Blockbuster in February of 2008.
(10)	The tenant has one five year lease renewal option available.
(11)	A small strip of the Park Forest, IL land was sold to the Illinois Department of Transportation to be used as street right of way in December of 2007. Net sale proceeds amounted to approximately $34,000.
(12)	A listing agreement for the sale of the property was executed with an unaffiliated broker in January of 2008 (current asking price is $975,000).
(13)	The lease on the property expires on February 28, 2008. Management is currently negotiating with the tenant to extend the lease.

The following summarizes significant developments, by property, for properties with such developments.

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in January of 2008 (current asking price is $975,000). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 3% commission payable to a General Partner affiliate. The property was reclassified to properties held for sale in January of 2008. The net book value of the property at December 31, 2007, was approximately $606,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $3,000 related to deferred rent, $10,000 related to rent and other receivables.

The Denny’s lease on the Phoenix, AZ property expired on October 31, 2007. During the Fourth Quarter of 2007, Management executed a lease term extension of an additional 18 months. The new lease will expire April 30, 2009 and the first-year base rent will total $72,000. A leasing commission of approximately $3,200 was paid to a General Partner affiliate during the Fourth Quarter of 2007 in relation to the lease extension.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007 and the property was reclassified to property held for sale. A sales contract was then executed on August 21, 2007 for the sale of the property to an unaffiliated party for $1.17 million. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the First Quarter of 2008. The net book value of the property at December 31, 2007, classified as property held for sale in the financial statements, was approximately $420,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

The tenant, Wencoast Restaurants, Inc. (“Wencoast”), ceased operations at the property effective September 30, 2007, but will continue to be liable for its monthly rent obligations per the lease agreement until the sale of the property.

Blockbuster- Ogden, UT Property

A listing agreement was executed with an unaffiliated broker in May of 2007 and the property was reclassified to property held for sale. Upon termination of the agreement, a new listing agreement for the sale of the property was executed with an unaffiliated broker in December of 2007 (current asking price is $1.25 million). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at December 31, 2007, classified as property held for sale in the financial statements, was approximately $396,000, which included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $1,000 related to deferred charges.

The Blockbuster lease on the current 6,000 square foot space previously expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006, with an expiration date of January 31, 2008. The first base year rent totaled approximately $108,000. Commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease is set to expire on January 31, 2009 and includes annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) are anticipated to be paid during the First Quarter of 2008.

Popeye’s- Park Forest, IL Property

As of December 31, 2007, the tenant was current on its current rent and property tax escrow monthly obligations and had a $25,000 property tax escrow cash balance held with the Partnership.

A small strip of the Park Forest, IL land was sold to the Illinois Department of Transportation to be used as street right of way in December of 2007. Net sale proceeds amounted to approximately $34,000. A net gain on the sale of $25,000 was recognized in the Fourth Quarter of 2007.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property tax escrow on May 3, 2007 and the three equal installment payments of $4,233 related to the past due rent obligations on May 8, June 20, 2007, and July 17, 2007. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property tax through the remainder of its Lease (expires December 31, 2009).

Due to past defaults by Popeye’s, the 2004 property tax escrow charges applicable to 2004 property tax were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. The Partnership recognized property tax recovery income of approximately $129,000 during 2004, which related to Popeye’s reimbursement to the Partnership of defaulted property tax and penalties that had been previously expensed and paid by the Partnership. During 2005, property tax escrow charges applicable to property tax previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property tax recovery income equal to the amount of payment received. Property tax recovery income during 2005 totaled approximately $35,000. Due to Popeye’s full reimbursement to the Partnership for past property tax paid on the tenant’s behalf, and Popeye’s agreement to meet billing and escrow obligations, the 2005, 2006 and 2007 estimated property tax were not expensed and accrued as of December 31, 2005, 2006 and 2007, respectively.

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

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 3869 Washington Road, Martinez, GA Property

The Washington Road property lease with Wencoast was assigned to Wendgusta on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 1717 Martintown Road, N Augusta, SC Property

The Martintown Road property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 1730 Walton Way, Augusta, GA Property

The Walton Way property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 3013 Peach Orchard, Augusta, GA Property

The Peach Orchard property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 1901 Whiskey Road, Aiken, SC Property

The Whiskey Road property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Daytona’s All Sports Café- Des Moines, IA Property

The Daytona’s All Sports Café (“Daytona’s”) lease expires on February 28, 2008. Management is currently negotiating with tenant to extend the lease.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations and as of December 31, 2007, escrow payments held by the Partnership totaled approximately $16,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June of 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in property tax as the Partnership paid the property’s delinquent 2003 property tax in June of 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June of 2004.

In November of 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January of 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

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

Former Hooter’s- Richland Hills, TX Property

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December of 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2007, there were 1,984 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2007 and 2006, $2,875,000 and $3,100,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $8,444 and $4,973 in 2007 and 2006, respectively.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2007, 2006, 2005, 2004, and 2003

	2007	2006	2005	2004	2003
Total Operating Revenue	$1,704,4486	$1,681,706	$1,718,858	$1,855,487	$1,738,342

Income from Continuing Operations	$1,028,114	$959,772	$1,016,400	$1,109,572	$686,057
Income from Discontinued Operations	$1,082,888	283,461	1,104,791	683,101	898,275

Net Income	$2,111,002	$1,243,233	$2,121,191	$1,792,673	$1,584,332

Net Income per Limited Partner Interest	$45.16	$26.59	$45.38	$38.35	$33.89

Total Assets	$9,585,612	$10,325,153	$12,149,329	$11,804,154	$12,398,831

Total Partners’ Capital	$9,286,093	$10,058,535	$11,920,275	$11,537,568	$12,057,066

Cash Distributions per Limited Partnership Interest	$62.12	$66.98	$37.38	$49.81	$104.58

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at December 31, 2007 (does not include properties held for sale as of December 31, 2007) were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2007, the Partnership owned properties containing 17 fully constructed fast-food restaurants, and a video store, (all of which are owned and operated by entities unaffiliated with the Partnership). The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

Six (6) of the eighteen (18) properties owned as of December 31, 2007 were leased to Wendgusta. LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, therefore audited financial statements are not yet available as of December 31, 2007.

Four (4) of the eighteen (18) properties owned as of December 31, 2007 were leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 1, 2006 and December 31, 2006. Those audited financial statements are attached to the December 31, 2007 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During 2007, 2006 and 2005, the Partnership recognized income from discontinued operations of approximately $1,083,000, $283,000, and $1,105,000, respectively. The 2007, 2006 and 2005 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. Discontinued operations for 2007, 2006 and 2005 also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way. The 2005 income from discontinued operations is also attributable to the sale of the Hooters’s- Richland Hills, TX property in December of 2005, which was reclassified to property held for sale in the Fourth Quarter of 2005. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000.

The components of property held for sale in the balance sheets as of December 31, 2007 and 2006 are outlined below.

	December 31, 2007	December 31, 2006
Balance Sheet:
Land	$480,418	$241,371
Buildings, net	329,301	385,840
Deferred rent receivable	1,462	0
Deferred charges, net	16,421	0
Security deposits	(5,600)	(9,945)
Unearned rental income	(5,600)	0

Property held for sale	$816,402	$617,266

The components of discontinued operations included in the statements of income for the years ended December 31, 2007, 2006 and 2005 are outlined below.

	2007	2006	2005
Revenues
Rental Income	$231,584	$331,023	$501,301

Total Revenues	$231,584	$331,023	$501,301

Expenses
Insurance	827	827	450
Professional services	7,038	4,045	3,499
Maintenance and Repair	14,755	2,100	2,110
Depreciation	6,455	34,476	56,531
Amortization	6,480	6,114	2,088

Total Expenses	35,555	47,562	64,678

Net gain on sale of properties	886,859	0	668,168

Income from Discontinued Operations	$1,082,888	$283,461	$1,104,791

The following summarizes significant developments, by property, for properties with such developments.

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in January of 2008 (current asking price is $975,000). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 3% commission payable to a General Partner affiliate. The property was reclassified to properties held for sale in January of 2008. The net book value of the property at December 31, 2007, was approximately $606,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $3,000 related to deferred rent, $10,000 related to rent and other receivables.

The Denny’s lease on the Phoenix, AZ property expired on October 31, 2007. During the Fourth Quarter of 2007, Management executed a lease term extension of an additional 18 months. The new lease will expire April 30, 2009 and the first-year base rent will total $72,000. A leasing commission of approximately $3,200 was paid to a General Partner affiliate during the Fourth Quarter of 2007 in relation to the lease extension.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

A letter of intent to enter into a purchase agreement for the sale of the property was executed in late March of 2007 and the property was reclassified to property held for sale. A sales contract was then executed on August 21, 2007 for the sale of the property to an unaffiliated party for $1.17 million. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the First Quarter of 2008. The net book value of the property at December 31, 2007, classified as property held for sale in the financial statements, was approximately $420,000, which included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

The tenant, Wencoast Restaurants, Inc. (“Wencoast”), ceased operations at the property effective September 30, 2007, but will continue to be liable for its monthly rent obligations per the lease agreement until the sale of the property.

Blockbuster- Ogden, UT Property

A listing agreement was executed with an unaffiliated broker in May of 2007 and the property was reclassified to property held for sale. Upon termination of the agreement, a new listing agreement for the sale of the property was executed with an unaffiliated broker in December of 2007 (current asking price is $1.25 million). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at December 31, 2007, classified as property held for sale in the financial statements, was approximately $396,000, which included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $1,000 related to deferred charges.

The Blockbuster lease on the current 6,000 square foot space previously expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006, with an expiration date of January 31, 2008. The first base year rent totaled approximately $108,000. Commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006.

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease is set to expire on January 31, 2009 and includes annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) are anticipated to be paid during the First Quarter of 2008.

Popeye’s- Park Forest, IL Property

As of December 31, 2007, the tenant was current on its current rent and property tax escrow monthly obligations and had a $25,000 property tax escrow cash balance held with the Partnership.

A small strip of the Park Forest, IL land was sold to the Illinois Department of Transportation to be used as street right of way in December of 2007. Net sale proceeds amounted to approximately $34,000. A net gain on the sale of $25,000 was recognized in the Fourth Quarter of 2007.

In the Second Quarter of 2006, Management defaulted Popeye’s for failure to meet its lease obligations, and filed for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property tax escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property tax escrow on May 3, 2007 and the three equal installment payments of $4,233 related to the past due rent obligations on May 8, June 20, 2007, and July 17, 2007. The Settlement reaffirms that Popeye’s remains responsible for monthly rent obligations and property tax through the remainder of its Lease (expires December 31, 2009).

Due to past defaults by Popeye’s, the 2004 property tax escrow charges applicable to 2004 property tax were reflected in the financial statements as escrow payments were actually received, and were recorded as a reversal of 2004 property tax expense equal to the amount of payment received. The Partnership recognized property tax recovery income of approximately $129,000 during 2004, which related to Popeye’s reimbursement to the Partnership of defaulted property tax and penalties that had been previously expensed and paid by the Partnership. During 2005, property tax escrow charges applicable to property tax previously accrued and expensed in 2004, were reflected in the financial statements as escrow payments were actually received, and were recorded as property tax recovery income equal to the amount of payment received. Property tax recovery income during 2005 totaled approximately $35,000. Due to Popeye’s full reimbursement to the Partnership for past property tax paid on the tenant’s behalf, and Popeye’s agreement to meet billing and escrow obligations, the 2005, 2006 and 2007 estimated property tax were not expensed and accrued as of December 31, 2005, 2006 and 2007, respectively.

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

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 3869 Washington Road, Martinez, GA Property

The Washington Road property lease with Wencoast was assigned to Wendgusta on July 2, 2007. The terms of the lease remain the same, including the expiration date of November 6, 2016.

Wendy’s- 1717 Martintown Road, N Augusta, SC Property

The Martintown Road property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 1730 Walton Way, Augusta, GA Property

The Walton Way property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 3013 Peach Orchard, Augusta, GA Property

The Peach Orchard property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Wendy’s- 1901 Whiskey Road, Aiken, SC Property

The Whiskey Road property lease with Wencoast was set to expire on November 6, 2016, however on July 2, 2007 the lease was assigned to Wendgusta. Per the assignment agreement, the monetary lease obligations remain the same, however, the lease was extended to November 6, 2021 and includes a five year lease option renewal. Per the terms of the assignment agreement, Wendgusta is also responsible for making $180,000 in capital improvement expenditures to the property by December 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in July of 2007 in relation to the lease extension.

Daytona’s All Sports Café- Des Moines, IA Property

The Daytona’s All Sports Café (“Daytona’s”) lease expires on February 28, 2008. Management is currently negotiating with tenant to extend the lease.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. Daytona’s remains current on its property tax escrow obligations and as of December 31, 2007, escrow payments held by the Partnership totaled approximately $16,000.

Former Miami Subs- Palm Beach, FL Property

The Palm Beach, FL property was sold in June of 2004. At the time of closing the former tenant, DiFede Finance Group (“DiFede”), was delinquent $17,000 in past rent (after the application of a $15,000 security deposit). The former tenant also owed the Partnership approximately $13,360 in property tax as the Partnership paid the property’s delinquent 2003 property tax in June of 2004. Management continued to pursue legal remedies to collect the former tenant’s total past due balances. Due to the uncertainty of collection, fifty percent (50%) of the total outstanding receivable balance was reserved in June of 2004.

In November of 2004, a Settlement Agreement (“DiFede Agreement”) was executed with DiFede. Per the DiFede Agreement the former tenant agreed to pay the Partnership by December 31, 2004 approximately $36,000 in past due rent, late charges, related attorney and court fees and other miscellaneous items. However, the settlement payment per the DiFede Agreement was not received by the Partnership. Further legal action was taken by the Partnership and the Circuit Court in Broward County, Florida entered a final judgment (the “Judgment”) against DiFede in early January of 2005, awarding approximately $42,000 in damages to the Partnership. Due to the uncertainty of collection, the remaining fifty percent (50%) of the total outstanding receivable balance was written-off. The receivable balance and applicable allowance were removed from the balance sheet at December 31, 2004. Throughout 2005 Management continued their pursuit of legal action to collect the Judgment. In satisfaction of the Judgment (which was recorded in the Circuit Court in March of 2006), the Partnership received $25,000 from Difede in the First Quarter of 2006.

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

Former Hooter’s- Richland Hills, TX Property

A sales contract was executed in October of 2005 for the sale of the property in the Fourth Quarter of 2005 at a sales price of $1,575,000. The closing date on the sale of the property was December of 2005 and the net sales proceeds totaled approximately $1,505,000. A net gain on the sale of $668,000 was recognized in the Fourth Quarter of 2005. Closing and other sale related costs amounted to $70,000, which included a sales commission paid to a General Partner affiliate totaling $47,250.

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

At December 31, 2007, the tenant of the Panda Buffet property had an option to purchase the property at a price, which (i) exceeded the original cost of the property less accumulated depreciation and (ii) was not less than the fair market value of the property at the time the option was granted. The original lease, which is set to expire in 2013, remains effective and includes the tenant’s option to purchase the property. The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases.

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $677,000 at December 31, 2007, compared to $626,000 at December 31, 2006. Cash of $375,000 is anticipated to be used to fund the Fourth Quarter of 2007 distributions to Limited Partners in February of 2008, and cash of $99,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The book value of properties held for sale at December 31, 2007 amounted to approximately $816,000 and included the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (“the Wendy’s Property”) and the Blockbuster, Ogden, UT property (“the Blockbuster Property”). A letter of intent to enter into a purchase agreement for the sale of the Wendy’s Property was executed in late March of 2007 and a sales contract was executed on August 21, 2007 for the sale of the Wendy’s Property to an unaffiliated party for $1.17 million. The book value of the Wendy’s Property held for sale at December 31, 2007 amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income. A new listing contract for the sale of the Blockbuster Property (asking price of $1.25 million) was executed in December of 2007 (original listing in May of 2007). The book value of the Blockbuster Property held for sale at December 31, 2007 amounted to approximately $396,000, and included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $1,000 related to deferred charges. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

Property tax cash escrow amounted to approximately $41,000 and $30,000 at December 31, 2007 and December 31, 2006, respectively. Daytona’s property tax cash escrow balance as of December 31, 2006 was approximately $18,000 and payments of approximately $19,000 were received by the Partnership from Daytona’s during 2007. The Partnership paid the tenant’s 2005 second property tax installment of approximately $11,000 in the First Quarter of 2007 and the 2006 first property tax installment of approximately $11,000 in the Third Quarter of 2007. Daytona’s property tax cash escrow balance as of December 31, 2007 was approximately $16,000. Daytona’s 2006 second property tax installment of approximately $11,000 is scheduled to be due in the First Quarter of 2008. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) Popeye’s property tax escrow cash balance as of December 31, 2006 was $12,000 and payments of approximately $67,000 were received by the Partnership from Popeye’s during 2007 (including $10,000 in past due balances). The Partnership paid the tenant’s first 2006 property tax installment of approximately $27,000 in the First Quarter of 2007 and the second 2006 property tax installment of approximately $27,000 in the Fourth Quarter of 2007. Popeye’s property tax cash escrow balance held with the Partnership as of December 31, 2007 totaled approximately $25,000. The tenant’s 2007 first property tax installment is scheduled to be due during the First Quarter of 2008. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

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

Rents and other receivables amounted to approximately $425,000 at December 31, 2007, compared to $432,000 as of December 31, 2006. As of December 31, 2006, Popeye’s- Park Forest was delinquent on two monthly lease obligations totaling approximately $13,000. The Partnership received from Popeye’s three equal installments of $4,333 related to the past due lease obligations in May, June and July of 2007, respectively. As of December 31, 2007, Popeye’s- Park Forest was current on its monthly lease obligations. For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) At December 31, 2007, rents and other receivables primarily included approximately $425,000 in 2007 percentage rental income accrued in the Second, Third and Fourth Quarters of 2007 for tenants who had reached their sales breakpoint. These percentage rents included $9,000 which was billed to a tenant in the Fourth Quarter of 2007 and $415,000 which were not billed to or owed by the tenant’s until the First Quarter of 2008. At December 31, 2006, rents and other receivables also included $417,000 in rental income accrued during 2006 for tenants who had reached their individual sales breakpoints. These percentage rents included $18,000 which were billed to tenant’s in the Fourth Quarter of 2006 and $399,000 which were not billed to or owed by the tenant’s until the First Quarter of 2007. As of December 31, 2007 the 2006 percentage rental income had been collected in full.

Property tax receivable at December 31, 2007 and December 31, 2006 totaled approximately $1,000 and $11,000, respectively. The December 31, 2006 balance primarily represented property tax escrow charges due from Popeye’s- Park Forest. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

Prepaid Insurance amounted to approximately $29,000 at December 31, 2007 compared to $32,000 at December 31, 2006. The December 31, 2007 and 2006 balances represented approximately ten months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $268,000 and $244,000, net of accumulated amortization, at December 31, 2007 and December 31, 2006, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions totaling approximately $58,000 were paid in 2007 and included a $55,125 leasing commission paid in July of 2007 in relation to the lease term extension of the four Wendy’s properties that were assigned from Wencoast to Wendgusta and a $3,240 leasing commission paid in December of 2007 in relation to the lease extension of the Denny’s- Northern, Phoenix, AZ property (for further discussion see Investment Properties in Part I- Item 2, and Part II- Item 7). Leasing commissions of approximately $16,000 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and approximately $500 related to the Blockbuster, Ogden, UT property are included in properties held for sale at December 31, 2007. For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at December 31, 2007, and December 31, 2006 amounted to approximately $99,000 and $89,000, respectively, and primarily represented the year-end accruals of auditing, tax and data processing fees.

Property tax payable at December 31, 2007 and December 31, 2006, totaled approximately $42,000 and $41,000, respectively. The balances primarily represented Popeye’s- Park Forest’s and Daytona’s property tax escrow charges related to the tenant’s property tax which are scheduled to be due in 2008. (For further disclosure see Investment in Properties in Part I- Item 2, and Part II- Item 7.)

The amounts “Due to” the Current General Partner were $2,339 at December 31, 2007, and primarily represented the General Partner’s portion of the Fourth Quarter 2007 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2007 of $2,875,000 and $8,444, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter of 2007 Limited Partner distributions totaling $375,000 were paid February 15, 2008.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2007, in the amount of $1,028,000 compared to income from continuing operations for the years ended December 31, 2006 and 2005 of $960,000 and $1,016,000, respectively. The variance in income from continuing operations in 2007 compared to 2006 and 2005 is due primarily to: (i) increase in monthly Partnership management fees as of March 1 each year based on allowable consumer price index adjustment; (ii) higher percentage rental income accruals for 2007; (iii) higher interest earnings during the Second and Third Quarter of 2007 due to higher interest yields and increased average cash balances due to the sale of the Sunrise Preschool property; (iv) lower investor communication expenditures, such as printing during 2007; (v) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals and First through Fourth Quarter of 2007 accruals totaling $14,000, and $10,000, respectively for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; (vi) the March of 2006 receipt of $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005; (vii) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments ; (viii) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings Part I- Item 3.); (ix) the First through Third Quarter of 2005 total collections and revenue recognition of approximately $35,000 in property tax recoveries from Popeye’s and (x) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004.

Discontinued Operations

Income from discontinued operations was approximately $1,083,000, $283,000 and $1,105,000 for the years ended December 31, 2007, 2006, and 2005, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2007, 2006 and 2005 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. Discontinued operations for 2007, 2006 and 2005 also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way. The 2005 income from discontinued operations is also attributable to the sale of the Hooters’s- Richland Hill, TX property in December of 2005, which was reclassified to property held for sale in the Fourth Quarter of 2005. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000.

Revenues

Total operating revenues were $1,704,000, $1,682,000, and $1,719,000, for the years ended December 31, 2007, 2006, and 2005, respectively. During 2005 the Partnership received payments from Popeye’s totaling $35,000 relating to 2004 property tax recoveries. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

As of December 31, 2007, total base operating rent revenues should approximate $1,230,000 for the year 2008 based on leases currently in place (does not include the Wendy’s or Blockbuster properties, which were reclassified to property held for sale in the First and Second Quarters of 2007, respectively, but does include Denny’s, which was reclassified to property held for sale in the First Quarter of 2008.) Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 2007, 2006, and 2005 total operating expenses amounted to approximately 45%, 47% and 43%, of total operating revenues, respectively.

The variance in operating expenditures are due to: (i) increase in monthly Partnership management fees as of March 1 each year based on allowable consumer price index adjustment; (ii) lower investor communication expenditures, such as printing during 2007; (iii) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals and First through Fourth Quarter of 2007 accruals totaling $14,000, and $10,000, respectively for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; (iv) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings in Part I- Item 3.); and (v) a Third Quarter 2005 income tax liability accrual, payable to the City of Columbus, Ohio for the tax years 1999 through 2004.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

There were no operating write-offs for non-collectible rents and receivables for the years ended December 31, 2007, 2006 and 2005. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the years ended December 31, 2007, 2006 and 2005 the Partnership did generate other income of approximately $90,000, $73,000 and $37,000, respectively. During 2007, the Partnership received approximately $13,000, in investor service fees related to the voiding and reissuance of old outstanding limited partner distribution checks. During March of 2006, the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Part I- Item 2, and Part II- Item 7.)

During 2007, 2006 and 2005 revenues were generated from interest earnings and small recoveries from former General Partners. Higher interest yields were recognized in 2007 due to higher interest rates and higher average cash balances (Sunrise Preschool Property sold in April of 2007 and net sale proceeds distributed in August of 2007). Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from operating percentage rents represented only 26% of operating rental income for 2007 (does not include operating income from properties held for sale or sold during 2007). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

Partners of

DiVall Insured Income Properties 2 Limited Partnership

We have audited the balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2007 and 2006 and the related statements of income, partners' capital, and cash flows for the years then ended. Our audits also included the 2007 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the DiVall Insured Income Properties 2 Limited Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of DiVall Insured Income Properties 2 Limited Partnership's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express as opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Chicago, Illinois

March 11, 2008

Report of Independent Registered Public Accounting Firm

Partners of

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying statements of income, partners' capital and cash flows of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Partnership's operations, its changes in partners' capital and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

February 15, 2006, except as to Note 3

    as to which the date is February 27, 2006

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2007 and 2006

ASSETS

	December 31, 2007	December 31, 2006
INVESTMENT PROPERTIES: (Note 3)
Land	$4,239,917	$4,728,785
Buildings	6,829,763	7,576,708
Accumulated depreciation	(4,239,573)	(4,470,221)

Net investment properties	$6,830,107	$7,835,272

OTHER ASSETS:
Cash and cash equivalents	$677,411	$625,592
Cash held in Indemnification Trust (Note 8)	438,055	417,860
Property held for sale (Note 3)	816,402	617,266
Property tax cash escrow	40,693	30,197
Rents and other receivables	425,282	432,440
Property tax receivable	1,203	10,703
Deferred rent receivable	59,621	80,657
Prepaid insurance	28,614	31,626
Deferred charges, net	268,224	243,540

Total other assets	$2,755,505	$2,489,881

Total assets	$9,585,612	$10,325,153

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2007 and 2006

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2007	December 31, 2006
LIABILITIES:
Accounts payable and accrued expenses	$98,603	$89,318
Property tax payable	41,897	40,900
Due to General Partner	2,339	2,380
Security deposits	99,040	104,640
Unearned rental income	57,640	29,380

Total liabilities	$299,519	$266,618

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
Cumulative net income	$276,053	$254,943
Cumulative cash distributions	(113,076)	(104,632)

	$162,977	$150,311

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	33,695,145	31,605,253
Cumulative cash distributions	(63,090,268)	(60,215,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$9,123,116	$9,908,224

Total partners’ capital	$9,286,093	$10,058,535

Total liabilities and partners’ capital	$9,585,612	$10,325,153

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
OPERATING REVENUES:
Rental income (Note 5)	$1,704,486	$1,681,706	$1,684,038
Property tax reimbursements and recoveries (Note 3)	0	0	34,820

TOTAL OPERATING REVENUES	$1,704,486	$1,681,706	$1,718,858

EXPENSES:
Partnership management fees (Note 6)	$225,657	$218,523	$211,567
Restoration fees (Note 6)	497	497	509
Insurance	46,522	61,564	38,450
General and administrative	92,973	91,308	101,151
Advisory Board fees and expenses	9,500	11,375	14,000
Professional services	174,778	170,261	158,083
Personal property taxes	820	820	820
Settlement expense (Note 10)	0	25,000	0
Depreciation	201,832	201,831	201,831
Amortization	10,780	10,705	10,705
Other expenses	3,031	2,704	2,603

TOTAL OPERATING EXPENSES	$766,390	$794,588	$739,719

OTHER INCOME
Interest income	$64,213	$32,347	$18,538
Judgment claim (Note 3)	0	25,000	0
Other income	13,377	2,878	6,000
Recovery of amounts previously written off (Note 2)	12,428	12,429	12,723

TOTAL OTHER INCOME	$90,018	$72,654	$37,261

INCOME FROM CONTINUING OPERATIONS	$1,028,114	$959,772	$1,016,400
INCOME FROM DISCONTINUED OPERATIONS (Note 3)	1,082,888	283,461	1,104,791

NET INCOME	$2,111,002	$1,243,233	$2,121,191

NET INCOME- CURRENT GENERAL PARTNER	$21,110	$12,432	$21,212
NET INCOME- LIMITED PARTNERS	2,089,892	1,230,801	2,099,979

	$2,111,002	$1,243,233	$2,121,191

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$21.99	$20.53	$25.67
INCOME FROM DISCONTINUED OPERATIONS	23.17	6.06	19.71

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$45.16	$26.59	$45.38

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2007, 2006 and 2005

	Current General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2004	$221,299	$(91,175)	$130,124	$39,358,468	$28,274,473	$(55,385,268)	$(840,229)	$11,407,444
Cash Distributions ($37.38 per limited partnership interest)		$(8,484)	$(8,484)			$(1,730,000)		$(1,730,000)
Net Income	$21,212		21,212		$2,099,979			2,099,979

BALANCE AT DECEMBER 31, 2005	$242,511	$(99,659)	$142,852	$39,358,468	$30,374,452	$(57,115,268)	$(840,229)	$11,777,423

Cash Distributions ($66.98 per limited partnership interest)		$(4,973)	$(4,973)			$(3,100,000)		$(3,100,000)
Net Income	$12,432		12,432		$1,230,801			1,230,801

BALANCE AT DECEMBER 31, 2006	$254,943	$(104,632)	$150,311	$39,358,468	$31,605,253	$(60,215,268)	$(840,229)	$9,908,224

Cash Distributions ($62.12 per limited partnership interest)		$(8,444)	$(8,444)			$(2,875,000)		$(2,875,000)
Net Income	$21,110		21,110		$2,089,892			2,089,892

BALANCE AT DECEMBER 31, 2007	$276,053	$(113,076)	$162,917	$39,358,468	$33,695,145	$(63,090,268)	$(840,229)	$9,123,116

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,111,002		$1,243,233	$2,121,191
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	225,547		253,126	271,155
Recovery of amounts previously written off	(12,429)		(12,429)	(12,723)
Provision for non-collectible rents and other receivables	0		0	0
Net gain on disposal of assets	(886,859)		0	(668,168)
Interest applied to Indemnification Trust account	(20,195)		(19,161)	(11,312)
Decrease (Increase) in rents and other receivables	7,158		(1,322)	77,046
Increase in property tax cash escrow	(10,496)		(12,930)	(8,945)
Decrease (Increase) in prepaid insurance	3,012		937	(176)
Decrease in prepaid fees	0		0	19,183
Decrease in deferred rent receivable	19,573		17,349	6,349
Decrease (Increase) in property tax receivable	9,500		(4,023)	(1,512)
(Decrease) Increase in due to current General Partner	(41)		(2,869)	2,596
Increase (Decrease) in accounts payable and other accrued expenses	9,284		30,610	(4,658)
Decrease in security deposits	(9,945)		0	0
Increase (Decrease) in property tax payable	997		16,953	(24,363)
Increase (Decrease) in unearned rental income	33,860		2,815	(11,107)

Net cash from operating activities	$1,479,968	$	,1512,289	$1,754,556

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of investment properties	$1,522,521		$0	$1,505,426
Investment in Building Improvements	(21,290)		0	0
Payment of leasing commissions	(58,365)		(12,960)	0
Recoveries from former General Partner affiliates	12,429		12,429	12,723

Net cash (used in) from investing activities	$1,455,295		$(531)	$1,518,149

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(2,875,000)		$(3,100,000)	$(1,730,000)
Cash distributions to current General Partner	(8,444)		(4,973)	(8,484)

Net cash used in financing activities	$(2,883,444)		$(3,104,973)	$(1,738,484)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$51,819		$(1,593,215)	$1,534,221
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	625,592		2,218,807	684,586

CASH AND CASH EQUIVALENTS AT END OF YEAR	$677,411		$625,592	$2,218,807

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store and a pre-school. At December 31, 2007, the Partnership owned 18 properties with specialty leasehold improvements in five (5) of these properties.

Significant Accounting Policies

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

As of December 31, 2007 and 2006, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

Property tax, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership’s adoption of FIN 48, effective January 1, 2007, did not have a material impact on its financial statements.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any, (No adjustment was required at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. [SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008. FAS 141(R) will have a significant impact on the accounting for any future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FAS 160 is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Since the Partnership owns 100% of the Properties, the Partnership does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2007, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $6,843,857.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2007	2006	2005
Net income, per statements of income	$2,111,002	$1,243,233	$2,121,191
Book to tax depreciation difference	(46,470)	(37,070)	(33,560)
Tax over (under) Book gain from asset disposition	7,271	0	(59,817)
Straight line rent adjustment	19,573	17,349	6,350
Prepaid rent	33,860	2,816	(11,107)
Other, net	0	0	13

Net income for tax reporting purposes	$2,125,236	$1,226,328	$2,023,070

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2007, $5,873,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2007, the Partnership has recognized a total of $1,185,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2007, the Partnership owned properties containing 17 fully constructed fast-food restaurants, and a video store, (all of which are owned and operated by entities unaffiliated with the Partnership). The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, one (1) Panda Buffet restaurant, one (1) Daytona’s- All Sports Café, and one (1) Blockbuster Video store (reclassified as property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During 2007, 2006 and 2005, the Partnership recognized income from discontinued operations of approximately $1,083,000, $283,000, and $1,105,000, respectively. The 2007, 2006 and 2005 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. Discontinued operations for 2007, 2006 and 2005 also includes income related to the Sunrise Preschool, Phoenix, AZ property, which was reclassified to property held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small parcel of the Popeye’s- Park Forest, IL property to the Illinois Department of Transportation for highway improvements. The 2005 income from discontinued operations is also attributable to the sale of the Hooters’s- Richland Hills, TX property in December of 2005, which was reclassified to property held for sale in the Fourth Quarter of 2005. The 2005 income from discontinued operations included a Fourth Quarter net gain on the sale of the Hooter’s restaurant property of approximately $668,000.

The components of property held for sale in the balance sheets as of December 31, 2007 and 2006 are outlined below.

	December 31, 2007	December 31, 2006
Balance Sheet:
Land	$480,418	$241,371
Buildings, net	329,301	385,840
Deferred rent receivable	1,462	0
Deferred charges, net	16,421	0
Security deposits	(5,600)	(9,945)
Unearned rental income	(5,600)	0

Property held for sale	$816,402	$617,266

The components of discontinued operations included in the statements of income for the years ended December 31, 2007, 2006 and 2005 are outlined below.

	2007	2006	2005
Revenues
Rental Income	$231,584	$331,023	$501,301

Total Revenues	$231,584	$331,023	$501,301

Expenses
Insurance	$827	$827	$450
Professional services	7,038	4,045	3,499
Maintenance and Repair	14,755	2,100	2,110
Depreciation	6,455	34,476	56,531
Amortization	6,480	6,114	2,088

Total Expenses	$35,555	$47,562	$64,678

Net gain on sale of properties	$886,859	$0	$668,168

Income from Discontinued Operations	$1,082,888	$283,461	$1,104,791

Other Investment in Properties Information

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership’s properties.

The General Partner is not aware of any unfavorable purchase options in relation to the original cost or fair market value of the property at the time the option was granted, contained in any of the Partnership’s existing leases. Certain leases provide the tenant with the option to acquire the property occupied by the tenant.

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

As of December 31, 2007, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include $786,000 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC and the Blockbuster, Ogden, UT properties which were classified as properties held for sale at December 31, 2007, but does include $72,000 related to the Denny’s- Northern, Phoenix, AZ property that was reclassified to properties held for sale in January of 2008).

Year ending December 31,
2008	$1,232,060
2009	1,150,930
2010	937,500
2011	938,500
2012	939,500
Thereafter	5,143,053

$10,341,543

Percentage rentals included in rental income from operations in 2007, 2006, and 2005 were approximately $444,000, $423,000, and $425,000, respectively. The variance is due to the fluctuation of tenant sales. At December 31, 2007, rents and other receivables included $9,000 of unbilled and $415,000 of unbilled percentage rents. At December 31, 2006, rents and other receivables included $18,000 of billed and $399,000 of unbilled percentage rents.

As of July 2, 2007, six (6) of the properties are leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. In addition, three (3) of the properties (does not include the 1515 Savannah Hwy., Charleston, SC property, which was reclassified to property held for sale in March of 2007) are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wendgusta and Wencoast operating base rents accounted for 42% and 18%, respectively, of the total 2007 operating base rents. In each case, the percentage calculation does not include income from properties held for sale or sold during 2006 and 2007.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $57,899 to date on the amounts recovered, which includes 2007, 2006 and 2005 fees of $497, $497 and $509, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid to the current General Partner and its affiliates for the years ended December 31, 2007, 2006, and 2005, are as follows:

Current General Partner	Incurred for the Year ended December 31, 2007	Incurred for the Year ended December 31, 2006	Incurred for the Year ended December 31, 2005
Management fees	$225,657	$218,523	$194,279
Restoration fees	497	497	509
Overhead allowance	18,246	17,670	15,716
Sales commission	48,000	0	47,250
Leasing commissions	58,365	6,480	0
Reimbursement for out-of-pocket expenses	7,250	6,832	9,324
Cash distribution	8,444	4,973	8,484

	$366,459	$254,975	$275,562

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2007. Funds are invested in U.S. Treasury securities. In addition, $188,055 of earnings has been credited to the Trust as of December 31, 2007. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SUBSEQUENT EVENTS:

On February 15, 2008, the Partnership made distributions to the Limited Partners of $375,000, which amounted to $8.10 per Interest.

Blockbuster- Ogden, UT Property

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease is set to expire on January 31, 2009 and includes annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) are anticipated to be paid during the First Quarter of 2008.

Wendy’s- Savannah Hwy, Charleston Property

On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) in relation to the sale of the property. The Buyer was unable to procure the necessary City building permits in the manner desired. On March 3, 2008, in accordance with the terms of the sales contract, the Partnership received the $25,000 in earnest money held with the Title Company. Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale.

Daytona’s All Sports Café- Des Moines, IA Property

The Daytona’s All Sports Café (“Daytona’s”) lease expired on February 28, 2008. Management is currently negotiating with tenant to extend the lease.

Denny’s- Phoenix, AZ Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in January of 2008 (current asking price is $975,000). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 3% commission payable to a General Partner affiliate. The property was reclassified to properties held for sale in January of 2008. The net book value of the property at December 31, 2007, was approximately $606,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $3,000 related to deferred rent, $10,000 related to rent and other receivables.

A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party for $935,000. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 2% commission to a General Partner affiliate. Closing is anticipated to be during the Second Quarter of 2008.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company engaged Altschuler, Melvoin and Glasser LLP (“AM&G”) as its new independent auditor as of November 15, 2004. During the two most recent fiscal years prior to 2004 and through the interim period ending November 15, 2004, the Company had not consulted with AM&G regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditor, Deloitte and Touche.

On November 27, 2006, the Partnership was notified that a majority of the partners of AM&G, the Partnership’s auditor, had become partners of McGladrey and Pullen, LLP, (“M&P”) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Partnership. M&P was appointed as the Partnership’s new auditor as of November 27, 2006.

The reports of AM&G on the financial statements of the Company for the last two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years prior to 2006 and through the interim period ending November 27, 2006, the Company had not consulted with M&P regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditor, AM&G.

Item 9a. Control and Procedures

Controls and Procedures

As of December 31, 2007, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2007. In making this assessment, the Partnership’s management used the criteria set forth by the Securities and Exchange Commission in Release No. 34-55959 and the interpretive guidance issued thereunder (as permitted in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended). The Partnership’s management has concluded that, as of

December 31, 2007, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

The Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures of the internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

This Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report.

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

Bruce A. Provo, Age 57 - President, Founder and Director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2007, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned	Percentage of Interests of Outstanding
Limited Partnership Interests	Jesse Small 401 NW 10th Terrace Hallandale, FL 33009	3,711	8.02%

(b.) As of December 31, 2007, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. Originally, the PMA was to govern TPG’s relationship with the Partnership, DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership (collectively, The “Partnerships”). Since both DiVall Insured Income Fund Limited Partnership and DiVall Income Properties 3 Limited Partnership have been dissolved, only the Partnership remains. TPG’s compensation includes a management fee (“Base Fee”) for managing the Partnership equal to 4% of the Partnership’s gross collected receipts. Between the Partnerships, TPG was entitled to an aggregate minimum Base Fee of $300,000 per year. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such Base Fees resulting from recoveries from former general partners is designated as “restoration fees”. Between the Partnerships, TPG was also entitled to reimbursement for office rent and related office overhead (“Expense”) in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum annual Base Fee and $13,250 Expense reimbursement). TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. TPG is entitled to an annual increase in the minimum Base Fee and maximum Expense reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2007, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.23%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2007 the minimum monthly Base Fee paid by the Partnership was raised to $18,945 and the maximum monthly Expense reimbursement was raised to $1,528. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. At December 31, 2007 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following to management and its affiliates in 2007.

The Provo Group, Inc.:

Management Fees	$225,657
Restoration Fees	497
Sales Commission	48,000
Leasing Commission	58,365
Office Overhead Allowance	18,246
Direct Cost Reimbursements	7,250
Cash Distributions	8,444

2007 Total	$366,459

Item 14. Principal Accounting Firm Fees and Services

AM&G had a relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (“RSM”) and AM&G’s relationship with TBS was replaced with a similar relationship with RSM. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. Effective November 27, 2006, the Partnership was notified that a majority of the partners of AM&G, the Partnership’s auditor, had become partners of McGladrey and Pullen, LLP, (“M&P”) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor of the Partnership. M&P was appointed as the Partnership’s new auditors as of November 27, 2006.

Aggregate fees for audit services provided by the Partnership’s principal accounting firm, M&P, to the Partnership for the year ended December 31, 2007, amounted to $47,500. Aggregate fees for audit services provided by the Partnership’s principal accounting firm, M&P, to the Partnership for the year ended December 31, 2006, amounted to $36,625.

Aggregate fees for interim review services provided by the Partnership’s principal accounting firm, M&P, to the Partnership for the year ended December 31, 2007, amounted to $11,850. Aggregate fees for audit and interim review services provided by the Partnership’s previous principal accounting firm, AM&G, to the Partnership for the year ended December 31, 2006, amounted to $11,550.

Tax compliance services for 2007 and 2006 were provided by RSM, for which fees amounted to $21,000 and $18,400, respectively.

For the year ended December 31, 2007 and 2006, M&P, AM&G and RSM did not perform any management consulting services for the Partnership.

Aggregate fees for audit and/or interim review services provided by the Partnership’s previous principal accounting firm, D&T, to the Partnership for the year ended December 31, 2006 amounted to $2,000 (represented the fee for the 2004 opinion reissue.)

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2007 and 2006

Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Statements of Partners’ Capital for the Years Ended December 31, 2007, 2006, and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2007

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 15, 2008 regarding the Fourth Quarter 2007 distribution.

99.1	Audited Financial Statements of Wencoast Restaurants, Inc. for the fiscal years

Ended January 1, 2006 and December 31, 2006, prepared by Thompson Dunavant PLC.

(b)	Reports on Form 8-K:

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

The Registrant filed Form 8-K on November 19, 2004

The Registrant filed Form 8-K/A on December 2, 2004

The Registrant filed Form 8-K on November 30, 2006

The Registrant filed Form 8-K/A on December 21, 2006

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Life on which Depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Phoenix, Arizona	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$285,905	—	6/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	289,083	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	275,778	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	272,313	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	202,685	—	12/22/88	31.5
Park Forest, Illinois (3)	—	187,900	393,038	—	179,450	393,038	572,488	246,511	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	233,236	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	247,502	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	183,994	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	158,800	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	284,048	—	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	$287,991	161,996	551,057	713,053	364,726	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	240,722	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	216,184	—	12/29/89	31.5
Grand Forks, North Dakota	—	172,701	566,674	—	172,701	566,674	739,375	333,281	—	12/28/89	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,465	404,805	—	6/1/90	31.5

	$0	$4,281,607	$6,788,904	$287,991	$4,239,917	$6,829,763	$11,069,680	$4,239,573

(1)	This property was written down to its estimated net realizable value at December 31, 1998. In January of 2008, a listing agreement was executed for the sale of the property.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In the Fourth Quarter of 2007, a small strip of the land was purchased from the Partnership by the Illinois Department of Transportation to be used as street right of way.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(B) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investment in Real Estate	Year Ended December 31, 2007	Year Ended December 31, 2006	Accumulated Depreciation	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance at beginning of year	$12,305,493	$13,389,996	Balance at beginning of year	$4,470,221	$4,691,206
Additions: Blockbuster- Ogden, UT (5)	21,290		Additions charged to costs and expenses	208,287	236,307
Deletions: Sunrise Preschool- Phoenix, AZ Reclassified (1)		(1,084,503)	Sunrise Preschool- Phoenix, AZ Reclassified (1)		(457,292)
Wendy’s- 1515 Savannah Hwy, Charleston, SC Reclassifed (2)	(580,938)		Wendy’s- 1515 Savannah Hwy, Charleston, SC Reclassifed (2)	(166,677)
Blockbuster- Ogden, UT Reclassified (3)	(667,715)		Blockbuster- Ogden, UT Reclassified (2)	(272,258)
Popeye’s- Park Forest, IL (4)	(8,450)

Balance at end of year	$11,069,680	$12,305,493	Balance at end of year	$4,239,573	$4,470,221

(1)	This property was reclassified to property held for sale in the Second Quarter of 2006 and sold in the Second Quarter of 2007.
(2)	This property was reclassified to property held for sale in the First Quarter of 2007.
(3)	This property was reclassified to property held for sale in the Second Quarter of 2007.
(4)	A small strip of land was sold to the Illinois Department of Transportation to be used for street right of way in the Fourth Quarter of 2007.
(5)	Capitalized roofing expenditures were incurred at the Blockbuster, Ogden, UT property in the Second Quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: March 11, 2008