Form 10-Q
period 2008-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2008-05-13
CIK 825788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

CONDENSED BALANCE SHEETS

March 31, 2008 and December 31, 2007

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
INVESTMENT PROPERTIES: (Note 3)
Land	$3,342,260	$4,239,917
Buildings	5,979,410	6,829,763
Accumulated depreciation	(3,709,307)	(4,239,573)

Net investment properties	$5,612,363	$6,830,107

OTHER ASSETS:
Cash and cash equivalents	$949,268	$677,411
Cash held in Indemnification Trust (Note 8)	441,460	438,055
Properties held for sale (Note 3)	2,046,012	816,402
Property taxes cash escrow	17,851	40,693
Rents and other receivables	16,730	425,282
Property taxes receivable	4,753	1,203
Deferred rent receivable	27,154	59,621
Prepaid insurance	20,030	28,614
Deferred charges, net	240,315	268,224

Total other assets	$3,763,573	$2,755,505

Total assets	$9,375,936	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2008 and December 31, 2007

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES:
Accounts payable and other accrued expenses	$93,211	$98,603
Property taxes payable	22,604	41,897
Due to General Partner	1,221	2,339
Security deposits	99,040	99,040
Unearned rental income	57,640	57,640

Total liabilities	$273,716	$299,519

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$277,972	$276,053
Cumulative cash distributions	(113,844)	(113,076)

	$164,128	$162,977

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	33,885,121	33,695,145
Cumulative cash distributions	(63,465,268)	(63,090,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$8,938,092	$9,123,116

Total partners’ capital	$9,102,220	$9,286,093

Total liabilities and partners’ capital	$9,375,936	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF INCOME

For the Three- Month Periods Ended March 31, 2008 and 2007

(Unaudited)

	Three Months ended March 31,
	2008	2007
OPERATING REVENUES:
Rental income (Note 5)	$285,641	$286,352
Insurance expense recovery	12,000	0

TOTAL OPERATING REVENUES	$297,641	$286,352

OPERATING EXPENSES
Partnership management fees (Note 6)	$57,213	$55,525
Restoration fees (Note 6)	162	124
Insurance	8,584	12,488
General and administrative	57,435	31,326
Advisory Board fees and expenses	2,625	2,625
Professional services	43,024	40,045
Depreciation	44,721	44,720
Amortization	880	1,041

TOTAL OPERATING EXPENSES	$214,644	$187,894

OTHER INCOME
Interest income	$9,952	$8,587
Recovery of amounts previously written off (Note 2)	4,060	3,107
Other income	5,300	9,910

TOTAL OTHER INCOME	$14,312	$21,604

INCOME FROM CONTINUING OPERATIONS	$97,309	$120,062
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	94,586	90,771

NET INCOME	$191,895	$210,833

NET INCOME- CURRENT GENERAL PARTNER	$1,919	$2,108
NET INCOME- LIMITED PARTNERS	189,976	208,725

	$191,895	$210,833

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$2.09	$2.57
INCOME FROM DISCONTINUED OPERATIONS	2.02	1.94

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.11	$4.51

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three-Month Periods Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,895	$210,833
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	51,586	60,158
Recovery of amounts previously written off	(4,060)	(3,107)
Interest applied to PMA Indemnification Trust account	(3,405)	(5,217)
Changes in operating accounts:
Decrease in property taxes cash escrow	22,842	18,231
Decrease in rents and other receivables	404,982	395,523
Decrease in prepaid insurance	8,584	9,488
(Increase) Decrease in deferred rent receivable	(407)	4,963
Increase in property taxes receivable	(6,550)	(1,800)
Decrease in due to General Partner	(1,118)	(1,084)
(Decrease) Increase in accounts payable and other accrued expenses	(5,392)	7,353
Decrease in property taxes payable	(16,292)	(16,876)
Increase in unearned rental income	6,000	0

Net cash flows from operating activities	$648,665	$678,465

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Payment of leasing commissions	$(5,100)	$0
Recoveries from former General Partner affiliates	4,060	3,107

Net cash flows (used in) from investing activities	$(1,040)	$3,107

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(375,000)	$(370,000)
Cash distributions to current General Partner	(768)	(843)

Net cash flows used in financing activities	$(375,768)	$(370,843)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$271,857	$310,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	677,411	625,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$949,268	$936,321

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2007 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2008 and December 31, 2007, and the statements of income for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds of $39,358,468, net of underwriting compensation and other offering costs.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. As of March 31, 2008 the lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store. The Partnership owned 18 investment properties, four of which were held for sale as of March 31, 2008.

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

As of March 31, 2008 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

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

Assets are classified as held for sale, generally, upon management signing a marketing contract with a broker or a sales agreement with a buyer, whichever comes sooner.

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). As such, prior year operating results for those properties considered as held for sale have been reclassified to conform to the current year presentation without effecting total net income.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any, (No adjustment was required at March 31, 2008.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Partnership’s adoption of SFAS No. 157 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership’s adoption of SFAS No. 159 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2007 the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $6,843,857.

Recent Accounting Pronouncements

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2008, $5,877,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from

January 1, 1996 through March 31, 2008, the Partnership has recognized a total of $1,189,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2008, the Partnership owned 17 fully constructed fast-food restaurants and a video store. The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant (reclassified to property held for sale in January of 2008), one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to property held for sale in March of 2008), one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During the three-month periods ended March 31, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $95,000 and $91,000 respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Chinese Super Buffet, Phoenix, AZ property and the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company. On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) dated August 21, 2007 in relation to the sale of the Wendy’s- 1515 Savannah Highway, Charleston, SC property. The Buyer was unable to procure the necessary city building permits in the manner desired. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007.

The components of properties held for sale in the condensed balance sheets as of March 31, 2008 and December 31, 2007 are outlined below:

	March 31, 2008	December 31, 2007
	(Unaudited)
Balance Sheet:
Land	$1,378,075	$480,418
Buildings, net	601,817	329,301
Rents and other receivables	3,571	0
Deferred rent receivable	34,336	1,462
Deferred charges, net	45,413	16,421
Security deposits	(5,600)	(5,600)
Unearned rental income	(11,600)	(5,600)

Property held for sale	$2,046,012	$816,402

The components of discontinued operations included in the condensed statement of income for the three-month periods ended March 31, 2008 and 2007 are outlined below:

	Three-month Period ended March 31, 2008	Three-month Period ended March 31, 2007
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental Income	$80,625	$113,784
Other Income	25,000	0

Total Revenues	$105,625	$113,784

Expenses:
Professional services	$4,403	$7,971
Maintenance and repair	650	647
Depreciation	2,848	11,140
Amortization	3,138	3,255

Total Expenses	$11,039	$23,013

Income from Discontinued Operations	$94,586	$90,771

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

As of March 31, 2008, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include $1,245,206 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC, Blockbuster, Ogden, UT, Denny’s- Northern, Phoenix, AZ and the Chinese, Super Buffet, Phoenix, AZ properties which were classified as properties held for sale at March 31, 2008). (For further disclosure see Contingency Sales in Note 10 and Investment Properties in Part I- Item 2.)

Year ending December 31,
2008	$1,088,560
2009	1,063,930
2010	865,500
2011	866,500
2012	867,500
Thereafter	5,139,275

$9,891,265

Operating percentage rentals included in rental income from operations in 2007 (does not include income from properties held for sale at March 31, 2008 or properties sold during 2007) was approximately $430,000. At December 31, 2007, rents and other receivables included $9,000 of billed and $415,000 of unbilled 2007 percentage rents. As of March 31, 2008, only approximately $9,000 of these 2007 percentage rents had not been collected.

As of July 2, 2007, six (6) of the properties are leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. In addition, three (3) of the properties (does not include the 1515 Savannah Hwy., Charleston, SC property, which was reclassified to property held for sale in March of 2007) are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wendgusta and Wencoast operating base rents accounted for 47% and 20%, respectively, of the total 2007 operating base rents. In each case, the percentage calculation does not include income from properties held for sale at March 31, 2008 or sold during 2007.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”), the General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts, subject to a $159,000 minimum. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250. Both the Base fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2008, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.85%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2008, the minimum monthly Base Fee paid by the Partnership was raised to $19,485 and the maximum monthly Expense reimbursement was raised to $1,572.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,061 on the amounts recovered, which includes fees received for the three-month periods ended March 31, 2008 and 2007 of $162 and $124, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three-month periods ended March 31, 2008 and 2007 are as follows:

Current General Partner	Incurred for the Three-month Period ended March 31, 2008	Incurred for the Three-month Period ended March 31, 2007
Management fees	$57,213	$55,525
Restoration fees	162	124
Overhead allowance	4,629	4,490
Leasing commissions	3,060	0
Reimbursement for out-of-pocket expenses	1,500	1,492
Cash distribution	768	843

	$67,332	$62,474

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of March 31, 2008. Funds are invested in U.S. Treasury securities. In addition, $191,460 of earnings has been credited to the Trust as of March 31, 2008. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. CONTINGENCY SALES

Chinese Super Buffet, Phoenix, AZ Property

A sales contract was executed on March 28, 2008 for the sale of the Chinese Super Buffet property to an unaffiliated party for $795,000. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the

Third Quarter of 2008. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges.

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in early January of 2008. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party for $935,000. Total sales commissions of 6% were anticipated to be paid upon the sale, which included a 2% commission to a General Partner affiliate. Closing was anticipated to be during the Second Quarter of 2008, however, in early May, the buyer of the property withdrew from the sales contract dated March 5, 2008. The listing agreement with the unaffiliated broker for the sale of the property remains in effect and Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables and $6,000 related to unearned rental income.

The potential buyer purchased the business from tenant, First Foods, Inc., in early May, and assumed the lease that is set to expire on April 30, 2009.

Wendy’s- Savannah Hwy, Charleston, SC Property

A sales contract was executed on April 10, 2008 for the sale of the property to an unaffiliated party for $1.17 million. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the Third Quarter of 2008. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

A letter of Tenant’s Right of First Refusal was mailed to the tenant, Wencoast Restaurants, Inc. on April 10, 2008 in accordance with the lease. Wencoast has 30 days from its receipt of the letter to exercise its right of first refusal.

11. SUBSEQUENT EVENTS:

On May 15, 2008, the Partnership is scheduled to make distributions to the Limited Partners of $315,000 amounting to approximately $6.81 per Unit Interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at March 31, 2008 (does not include properties shown as held for sale in the condensed financial statements at March 31, 2008), were originally purchased at a price, including acquisition costs, of approximately $9,997,666.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2008, the Partnership owned 17 fully constructed fast-food restaurants and a video store. The 18 properties are composed of the following: ten (10) Wendy’s restaurants (the 1515 Savannah Hwy., Charleston, SC property was reclassified to property held for sale in March of 2007), one (1) Denny’s restaurant (reclassified to property held for sale in January of 2008), one (1) Applebee’s restaurant, one (1) Popeye’s Famous Fried Chicken restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to property held for sale in March of 2008), one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 18 properties are located in a total of nine (9) states.

Six (6) of the eighteen (18) properties owned as of March 31, 2008 were leased to Wendgusta. LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, and at the request of the Partnership, Wendgusta provided it with copies of Wendgusta’s reviewed financial statements for the period May 16 to December 30, 2007. Those reviewed financial statements are attached to the March 31, 2008 Quarterly Report 10-Q as Exhibit 99.1. These financial statements were prepared by Wendgusta’s auditors. The Partnership has no rights to audit Wendgusta and no right to dictate the form of the financials provided by Wendgusta. The Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Four (4) of the eighteen (18) properties owned as of December 31, 2007 were leased to Wencoast Restaurants, Inc. (“Wencoast”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 1, 2006 and December 31, 2006. Those audited financial statements are attached to the December 31, 2007 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited or reviewed the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During the three-month periods ended March 31, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $95,000 and $91,000 respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Chinese Super Buffet, Phoenix, AZ property and the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company. On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) dated August 21, 2007 in relation to the sale of the Wendy’s- 1515 Savannah Highway, Charleston, SC property. The Buyer was unable to procure the necessary city building permits in the manner desired. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007.

The following summarizes significant developments, by property, for properties with such developments.

Chinese Super Buffet, Phoenix, AZ Property

A sales contract was executed on March 28, 2008 for the sale of the Chinese Super Buffet property to an unaffiliated party for $795,000. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the Third Quarter of 2008. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges.

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in early January of 2008. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party for $935,000. Total sales commissions of 6% were anticipated to be paid upon the sale, which included a 2% commission to a General Partner affiliate. Closing was anticipated to be during the Second Quarter of 2008, however, in early May, the buyer of the property withdrew from the sales contract dated March 5, 2008. The listing agreement with the unaffiliated broker for the sale of the property remains in effect and Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables and $6,000 related to unearned rental income.

The potential buyer purchased the business from tenant, First Foods, Inc., in early May, and assumed the lease that is set to expire on April 30, 2009.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) in relation to the sale of the property. The Buyer was unable to procure the necessary city building permits in the manner desired. On March 3, 2008, in accordance with the terms of the sales contract, the Partnership received the $25,000 in earnest money held with the title company. Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

A sales contract was executed on April 10, 2008 for the sale of the property to an unaffiliated party for $1.17 million. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 3% commission to a General Partner affiliate. Closing is anticipated to be during the Third Quarter of 2008. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income.

A letter of Tenant’s Right of First Refusal was mailed to the tenant, Wencoast Restaurants, Inc. on April 10, 2008 in accordance with the lease. Wencoast has 30 days from its receipt of the letter to exercise its right of first refusal.

Blockbuster- Ogden, UT Property

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease is set to expire on January 31, 2009 and includes annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and/or accrued during the First Quarter of 2008.

A listing agreement for the sale of the property was executed with an unaffiliated broker in December of 2007 (current asking price is $1.25 million). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at March 31, 2008, classified as property held for sale in the financial statements, was approximately $405,000, which included $194,000 related to land, $201,000 related to buildings, $5,000 related to deferred rent and $4,000 related to deferred charges.

Daytona’s All Sports Café- Des Moines, IA Property

The Daytona’s All Sports Café (“Daytona’s”) lease expired on February 29, 2008. Management is currently negotiating with the tenant to extend the lease. The tenant is responsible for monthly holdover rent until the lease is extended or it vacates the property.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $949,000 at March 31, 2008, compared to $677,000 at December 31, 2007. Cash of $315,000 is anticipated to be used to fund the First Quarter of 2008 distribution to Limited Partners in May of 2008, and cash of $93,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The net book value of properties held for sale at March 31, 2008 amounted to approximately $2,046,000 and included the Denny’s, Phoenix, AZ Property (“the Denny’s Property”), the Chinese Super Buffet, Phoenix, AZ Property (“the Chinese Super Buffet Property”), the Wendy’s- 1515 Savannah Hwy., Charleston, SC Property (“the Wendy’s Property”) and the Blockbuster, Ogden, UT Property (“the Blockbuster Property”). A listing agreement was executed in January of 2008 and a sales contract was executed on March 5, 2008 for the sale of the Denny’s Property to an unaffiliated party for $935,000. In early May, the buyer of the property withdrew from the sales contract. The listing agreement with the unaffiliated broker for the sale of the property remains in effect and Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale. The net book value of the Denny’s Property at March 31, 2008, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables and $6,000 related to unearned rental income. A sales contract was executed on March 28, 2008 for the sale of the Chinese Super Buffet Property to an unaffiliated party for $795,000. The net book value of the Chinese Super Buffet Property at March 31, 2008, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. A letter of intent to enter into a purchase agreement for the sale of the Wendy’s Property was executed in late March of 2007 and a sales contract was executed on August 21, 2007 for the sale of the Wendy’s property to an unaffiliated party for $1.17 million. On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) in relation to the sale of the Wendy’s Property. A new sales contract was then executed on April 10, 2008 for the sale of the property to an unaffiliated party for $1.17 million. The net book value of the Wendy’s Property at March 31, 2008 amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1,000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income. A listing contract for the sale of the Blockbuster Property (asking price of $1.25 million) was executed in December of 2007. The net book value of the Blockbuster Property at March 31, 2008, was approximately $405,000, which included $194,000 related to land, $201,000 related to buildings, $5,000 related to deferred rent and $4,000 related to deferred charges. (For further disclosure see Investment Properties in Part I- Item 2.)

Property tax cash escrow amounted to approximately $18,000 at March 31, 2008, compared to $41,000 at December 31, 2007. Daytona’s property tax cash escrow balance held with the Partnership at March 31, 2008 was approximately $10,000. Daytona’s 2006-07 second property tax installment of approximately $11,000 was paid in the First Quarter of 2008 and its 2007-08 first property tax installment estimate of $11,000 is scheduled to be due in the Third Quarter of 2008. Popeye’s property tax cash escrow balance held with the Partnership at March 31, 2008 totaled approximately $7,000. Popeye’s 2007 first property tax installment of approximately $27,000 was paid in the First Quarter of 2008 and its 2007 second property tax installment is scheduled to be due during the Third Quarter of 2008.

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

Rents and other receivables amounted to approximately $17,000 at March 31, 2008, compared to $425,000 at December 31, 2007. The March 31, 2008 balance included Popeye’s one month rent delinquency (the March payment was received in April) of approximately $6,000 and Denny’s and Daytona’s outstanding 2007 percentage rents billings balance of $3,000 and 6,000, respectively. At December 31, 2007, rents and other receivables primarily included approximately $425,000 in 2007 percentage rental income accrued in the Second, Third and Fourth Quarters of 2007 for tenants who had reached their sales breakpoint. These percentage rents included $9,000 which was billed to a tenant in the Fourth Quarter of 2007 and $415,000 which were not billed to or owed by the tenant’s until the First Quarter of 2008.

Property tax receivable at March 31, 2008 totaled approximately $5,000, compared to $1,000 at December 31, 2007. The March 31, 2008 balance includes Popeye’s one month property tax deficiency (the March payment was received in April of 2008).

Prepaid Insurance amounted to approximately $20,000 at March 31, 2008, compared to $29,000 at December 31, 2007. The March 31, 2008 and December 31, 2007 balances represented approximately seven (7) months and ten (10) months, respectively, of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $240,000, net of accumulated amortization, at March 31, 2008, compared to $268,000 at December 31, 2007. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions totaling approximately $5,100 were paid and/or accrued in February of 2008 in relation to the lease term extension of the Blockbuster Property (for further discussion see Investment in Properties in Part I- Item 2). Leasing commissions of approximately $2,000 (related to the Denny’s Property), $25,000 (related to the Chinese Super Buffet Property), $16,000 (related to the Wendy’s Property), and $4,000 (related to the Blockbuster Property) were included in properties held for sale at March 31, 2008 (for further discussion see Investment Properties in Part I- Item 2.). Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at March 31, 2008, amounted to approximately $93,000, compared to $99,000 at December 31, 2007. The balances primarily represented the accruals of auditing, tax and data processing fees.

Property tax payable at March 31, 2008 and December 31, 2007 totaled approximately $23,000 and $42,000, respectively. The balances primarily represented Popeye’s and Daytona’s property tax escrow charges related to the tenant’s next installment of property tax.

Due to the Current General Partner amounted to approximately $1,221 at March 31, 2008 and primarily represented the General Partner’s First Quarter of 2008 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2008 of $375,000 and $768, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter of 2008 distributions of $315,000 on May 15, 2008.

Results of Operations

The Partnership reported income from continuing operations for the three-month periods ended March 31, 2008 and 2007, of $97,000 and $120,000, respectively.

Discontinued Operations

During the three-month periods ended March 31, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $95,000 and $91,000 respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Chinese Super Buffet, Phoenix, AZ property and the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company. On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”) dated August 21, 2007 in relation to the sale of the Wendy’s- 1515 Savannah Highway, Charleston, SC property. The Buyer was unable to procure the necessary city building permits in the manner desired. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $298,000 and $286,000, for the three-month periods ended March 31, 2008 and 2007, respectively. The variance in total operating revenues in 2008 compared to 2007 is due primarily to the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008.

As of March 31, 2008, total base operating rent revenues should approximate $1,089,000 for the year 2008 based on leases currently in place (does not include properties held for sale at March 31, 2008). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three-month periods ended March 31, 2008 and 2007, total operating expenses amounted to approximately 72% and 66%, respectively, of total revenues. The variance in total operating expenses in 2008 compared to 2007 is due primarily to: (i) higher investor communication expenditures in the First Quarter of 2008; and (ii) higher 2008 estimated income tax expenditures in the First Quarter of 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three-month period ended March 31, 2008, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three-month periods ended March 31, 2008 and 2007, the Partnership generated other income of approximately $14,000 and $22,000, respectively. During the First Quarter of 2007, the Partnership received approximately $9,000, in investor service fees related to the voiding and reissuance of old outstanding limited partner distribution checks.

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 28% of operating rental income for the year ended 2007 (does not include operating income from properties held for sale at March 31, 2008 or sold during 2007). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

Critical Accounting Policies

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

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

Controls and Procedures

Based on their evaluation as of March 31, 2008, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed May 15, 2008 regarding the First Quarter of 2008 distribution.

99.1	Reviewed Financial Statements of Wencoast Restaurants, Inc. for the period May 15 to December 30, 2007, prepared by Vrona, Van Schuyler & Hester CPA’s, PLLC.

Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: May 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: May 13, 2008