Form 10-Q
period 2008-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2008-08-13
CIK 825788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

CONDENSED BALANCE SHEETS

June 30, 2008 and December 31, 2007

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$3,786,484	$4,239,917
Buildings	6,398,238	6,829,763
Accumulated depreciation	(4,042,781)	(4,239,573)

Net investment properties	$6,141,941	$6,830,107

OTHER ASSETS:

Cash and cash equivalents	$1,892,326	$677,411
Cash held in Indemnification Trust (Note 8)	445,188	438,055
Properties held for sale (Note 3)	1,007,068	816,402
Property taxes cash escrow	28,520	40,693
Rents and other receivables	40,406	425,282
Property taxes receivable	16,256	1,203
Deferred rent receivable	51,643	59,621
Prepaid insurance	11,446	28,614
Deferred charges, net	262,935	268,224

Total other assets	$3,755,788	$2,755,505

Total assets	$9,897,729	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2008 and December 31, 2007

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and other accrued expenses	$52,188	$98,603
Property taxes payable	76,776	41,897
State income taxes payable	7,300	0
Due to General Partner	4,030	2,339
Security deposits	99,040	99,040
Unearned rental income	45,175	57,640

Total liabilities	$284,509	$299,519

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
Current General Partner
Cumulative net income	$286,265	$276,053
Cumulative cash distributions	(117,161)	(113,076)

	$169,104	$162,977

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	34,706,145	33,695,145
Cumulative cash distributions	(63,780,268)	(63,090,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$9,444,116	$9,123,116

Total partners’ capital	$9,613,220	$9,286,093

Total liabilities and partners’ capital	$9,897,729	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF INCOME

For the Three and Six Month Periods Ended June 30, 2008 and 2007

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Rental income (Note 5)	$306,237	$312,673	$608,293	$615,584

TOTAL OPERATING REVENUES	$306,237	$312,673	$608,293	$615,584

OPERATING EXPENSES
Partnership management fees (Note 6)	$58,369	$56,711	$115,581	$112,235
Restoration fees (Note 6)	86	124	249	249
Insurance	(4,243)	11,661	(7,659)	24,148
General and administrative	42,853	30,646	100,292	61,972
Advisory Board fees and expenses	2,125	2,125	4,750	4,750
Professional services	47,730	47,958	92,341	88,002
Property tax expense	32,000	0	32,000	0
Other property expenses	2,380	0	2,380	0
Depreciation	44,722	47,570	92,291	95,140
Amortization	2,483	2,248	4,569	4,497
Adjustment to carrying value of property no longer held for sale (Note 3)	2,848	0	2,848	0

TOTAL OPERATING EXPENSES	$231,353	$199,043	$439,642	$390,993

NET INCOME FROM OPERATIONS	$74,884	$113,630	$168,651	$224,591

OTHER INCOME
Interest income	$10,294	$25,155	$20,246	$33,742
Recovery of amounts previously written off (Note 2)	2,155	3,107	6,214	6,214
Other income	14,159	620	14,459	10,531

TOTAL OTHER INCOME	$26,608	$28,882	$40,919	$50,487

INCOME FROM CONTINUING OPERATIONS	$101,492	$142,512	$209,570	$275,078
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	727,826	931,424	811,642	1,009,691

NET INCOME	$829,318	$1,073,936	$1,021,212	$1,284,769

NET INCOME- CURRENT GENERAL PARTNER	$8,293	$10,739	$10,212	$12,848
NET INCOME- LIMITED PARTNERS	821,025	1,063,197	1,011,000	1,271,921

	$829,318	$1,073,936	$1,021,212	$1,284,769

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$2.17	$3.05	$4.48	$6.37
INCOME FROM DISCONTINUED OPERATIONS	15.57	19.92	17.37	21.11

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$17.74	$22.97	$21.85	$27.48

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021,212	$1,284,769
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	100,605	115,964
Adjustment for carrying value of property no longer held for sale	2,848	0
Recovery of amounts previously written off	(6,214)	(6,214)
Interest applied to PMA Indemnification Trust account	(7,133)	(10,529)
Net gain on disposal of asset	(658,933)	(861,701)
Changes in operating accounts:
Decrease (Increase) in property taxes cash escrow	12,173	(9,683)
Decrease in rents and other receivables	374,353	415,495
Decrease in prepaid insurance	17,168	18,976
Decrease in deferred rent receivable	4,783	9,927
(Increase) Decrease in property taxes receivable	(15,053)	5,900
Increase in due to General Partner	1,691	2,369
Decrease in accounts payable and other accrued expenses	(46,200)	(24,457)
Increase in property taxes payable	34,879	3,783
Increase in income taxes payable	7,300	0
Decrease in security deposits	(5,600)	(9,945)
(Decrease) Increase in unearned rental income	(18,065)	70,315

Net cash flows from operating activities	$819,814	$1,005,239

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of properties held for sale	$1,090,232	$1,488,912
Payment of leasing commissions	(7,260)	0
Investment in buildings	0	(21,290)
Recoveries from former General Partner affiliates	6,214	6,214

Net cash flows (used in) from investing activities	$1,089,186	$1,473,836

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(690,000)	$(730,000)
Cash distributions to current General Partner	(4,085)	(5,139)

Net cash flows used in financing activities	$(694,085)	$(735,139)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,214,915	$1,743,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	677,411	625,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,892,326	$2,369,528

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2008 and December 31, 2007, and the statements of income for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. As of June 30, 2008 the lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store. The Partnership owned 17 investment properties, two of which were held for sale as of June 30, 2008.

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

As of June 30, 2008 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2008 and December 31, 2007, accumulated amortization amounted to $39,125 and $44,636, respectively.

Property taxes, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Additionally, nine (9) of the Partnership’s seventeen (17) properties are leased to two (2) significant tenants who comprised 45% and 18%, respectively, of the total 2007 operating base rents. The percentage calculation does not include income from properties held for sale at June 30, 2008 or sold during 2008 and 2007.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. No adjustment was required at June 30, 2008.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2007 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2007 financial statements by approximately $6,843,857.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2008, $5,879,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2008, the Partnership has recognized a total of $1,191,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2008, the Partnership owned 15 fully constructed fast-food restaurants, a video store and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and property vacated in July of 2008). The 16 properties with occupied tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to property held for sale in January of 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to property held for sale in March of 2008 and then reclassified to investment properties in June of 2008), one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 17 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

During the three month periods ended June 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $728,000 and $931,000 respectively. The Partnership recognized income from discontinued operations of approximately $812,000 and $1,010,000, for the six month periods ended June 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. The 2008 income from discontinued operations includes the $659,000 net gain on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The components of properties held for sale in the condensed balance sheets as of June 30, 2008 and December 31, 2007 are outlined below:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Balance Sheet:
Land	$647,783	$480,418
Buildings, net	340,701	329,301
Rents and other receivables	10,525	0
Deferred rent receivable	3,500	1,462
Deferred charges, net	4,775	16,421
Accounts payable and other accrued expenses	(216)	0
Security deposits	0	(5,600)
Unearned rental income	0	(5,600)

Property held for sale	$1,007,068	$816,402

The components of income from discontinued operations included in the condensed statement of income for the three and six-month periods ended June 30, 2008 and 2007 are outlined below (Professional service fees of approximately $600 incurred in the First Quarter of 2008 were reclassed to net gain on sale of property due to the sale of the Wendy’s- Savannah Hwy. property in May of 2008. Professional service fees of approximately $7,000 incurred in the First Quarter of 2007 were reclassed to net gain on sale of property in the Second Quarter of 2007 due to the sale of the Sunrise property in April of 2007):

	Three-month Period ended June 30, 2008	Three-month Period ended June 30, 2007	Six-month Period ended June 30, 2008	Six-month Period ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$68,068	$70,317	$132,278	$167,541
Other income	5,600	0	30,600	0

Total Revenues	$73,668	$70,317	$162,878	$167,541

Expenses:
Insurance	$827	$827	$827	$827
Professional services	1,456	(6,711)	4,270	1,260
Maintenance and repair	677	490	1,327	1,136
Depreciation	0	3,940	0	12,232
Amortization	1,815	2,048	3,745	4,096

Total Expenses	$4,775	$594	$10,169	$19,551

Net gain on sale of property	$658,933	$861,701	$658,933	$861,701

Income from Discontinued Operations	$727,826	$931,424	$811,642	$1,009,691

The Chinese Super Buffet, Phoenix, AZ property was reclassified to properties held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was reclassified to investment properties as of June 30, 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the buildings as shown in the condensed balance sheets at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale.

The components of the Chinese Super Buffet property held for sale that were included in the condensed balance sheets as of March 31, 2008 and December 31, 2007 are outlined below:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Balance Sheet:
Land	$444,224	$0
Buildings, net	132,922	0
Deferred rent receivable	28,057	0
Deferred charges, net	22,943	0

Property held for sale	$628,146	$0

The components of the Chinese Super Buffet properties income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 are outlined below (these amounts are included in income from continuing operations for the six month periods ending June 30, 2007 and 2008):

	Three-month Period ended March 31, 2008	Three-month Period ended March 31, 2007
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$16,415	$16,560

Total Revenues	$16,415	$16,560

Expenses:
Professional services	$1,590	$0
Depreciation	2,848	2,848
Amortization	1,208	1,208

Total Expenses	$5,646	$4,056

Income from Discontinued Operations	$10,769	$12,504

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

As of June 30, 2008, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the $198,000 related to the Blockbuster, Ogden, UT, the Denny’s- Northern, Phoenix, AZ properties which were classified as properties held for sale at June 30, 2008, the $32,000 related to the Wendy’s- Savannah Hwy., Charleston, SC property sold in May of 2008, or the $39,000 related to the vacant Park Forest, IL property). (For further disclosure see Investment Properties in Note 3, Contingency Sales in Note 10 and Investment Properties in Part I- Item 2.)

Year ending December 31,	Amount
2008	$1,082,780
2009	1,058,650
2010	937,500
2011	938,500
2012	939,500
Thereafter	5,143,053

$10,099,983

Operating percentage rentals included in operating rental income for the six month periods ended June 30, 2008 and 2007 were approximately $13,000 and $16,000, respectively. At June 30, 2008, rents and other receivables included $14,000 of unbilled 2008 percentage rents.

Operating percentage rentals included in rental income from operations in 2007 (does not include income from properties held for sale at June 30, 2008 or properties sold during 2007) was approximately $430,000. At December 31, 2007, rents and other receivables included $9,000 of billed and $415,000 of unbilled 2007 percentage rents. As of June 30, 2008, only approximately $9,000 of these 2007 percentage rents had not been collected (approximately $6,000 of the outstanding amount was collected in August of 2008).

As of July 2, 2007, six (6) of the properties are leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. In addition, three (3) of the properties are leased to Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants. Wendgusta and Wencoast operating base rents accounted for 45% and 18%, respectively, of the total 2007 operating base rents. In each case, the percentage calculation does not include income from properties held for sale at June 30, 2008 or sold during 2008 and 2007.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,148 on the amounts recovered, which includes fees received for the six-month periods ended June 30, 2008 and 2007 of $249 and $249, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and six month periods ended June 30, 2008 and 2007 are as follows:

Current General Partner	Incurred for the Three Month Period ended June 30, 2008	Incurred for the Three Month Period ended June 30, 2007	Incurred for the Six Month Period ended June 30, 2008	Incurred for the Six Month Period ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Management fees	$58,369	$56,711	115,581	$112,235
Restoration fees	86	124	249	249
Overhead allowance	4,716	4,585	9,345	9,075
Sales commissions	35,100	48,000	35,100	48,000
Leasing commissions	2,160	0	5,220	0
Reimbursement for out-of-pocket expenses	2,429	2,471	3,930	3,964
Cash distribution	3,317	4,296	4,085	5,139

	$101,932	$116,187	$173,510	$178,662

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of June 30, 2008. Funds are invested in U.S. Treasury securities. In addition, $195,187 of earnings has been credited to the Trust as of June 30, 2008. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA.

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

10. CONTINGENCY SALES

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in early January of 2008. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party for $935,000. Closing was anticipated to be during the Second Quarter and total sales commissions of 6% were anticipated to be paid upon the sale, which included a 2% commission to a General Partner affiliate.

In early May, the buyer of the property withdrew from the sales contract dated March 5, 2008 due to financing difficulties. The listing agreement with the unaffiliated broker for the sale of the property has expired; however, Management intends to continue to hold the property as held for sale and will pursue options for its potential sale. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed financial statements, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables.

11. SUBSEQUENT EVENTS:

On August 15, 2008, the Partnership is scheduled to make distributions to the Limited Partners of $1,400,000 amounting to approximately $30.25 per Unit Interest.

In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension, which begins on February 1, 2009 and expires on January 31, 2010, includes an annual base rent of $108,000. Commissions of approximately $6,000 ($3,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) are anticipated to be paid in the Third Quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at June 30, 2008 (does not include properties shown as held for sale in the condensed financial statements at June 30, 2008), were originally purchased at a price, including acquisition costs, of approximately $11,084,803.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2008, the Partnership owned 15 fully constructed fast-food restaurants, a video store and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 16 properties with occupied tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to property held for sale in January of 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to property held for sale in March of 2008 and then reclassified to investment properties in June of 2008), one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 17 properties are located in a total of nine (9) states.

Six (6) of the seventeen (17) properties owned as of June 30, 2008 were leased to Wendgusta, LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, and at the request of the Partnership, Wendgusta provided it with copies of Wendgusta’s reviewed financial statements for the period May 16 to December 30, 2007. Those reviewed financial statements are attached to the March 31, 2008 Quarterly Report 10-Q as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit Wendgusta and no right to dictate the form of the financials provided by Wendgusta. The Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the seventeen (17) properties owned as of June 30, 2008, which amounts to approximately 18% of the total number of properties, were leased to Wencoast Restaurants, Inc. (“Wencoast”). At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 1, 2006 and December 31, 2006. Those audited financial statements are attached to the December 31, 2007 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited or reviewed the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations.

During the three month periods ended June 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $728,000 and $931,000 respectively. The Partnership recognized income from discontinued operations of approximately $812,000 and $1,010,000, for the six month periods ended June 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s-1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively.

The 2008 income from discontinued operations includes the $659,000 net gain on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The Chinese Super Buffet, Phoenix, AZ property was reclassified to properties held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to investment properties in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The net book value of the buildings as shown in the condensed balance sheets at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale. The Chinese Super Buffet properties income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations for the six months periods ending June 30, 2007 and 2008.

The following summarizes significant developments, by property, for properties with such developments.

Park Forest, IL Property

The former tenant, Popeye’s Famous Fried Chicken restaurant, ceased its operations in June of 2008. The lease was set to expire on December 31, 2009; however, the lease was terminated and the tenant vacated the property in July of 2008. As of June 30, 2008, the former defaulted tenant owed the Partnership approximately $19,000 and $14,000 in past due billings of monthly rent and property tax escrow, respectively. The Partnership anticipates full payment from Popeye’s in August of 2008.

In June of 2008, the Partnership accrued six months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009. Management has determined that such property tax would not be collectible from the former tenant.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

On February 29, 2008, the Partnership received a Notice of Termination of Contract (“Contract”), dated August 21, 2007, in relation to the sale of the property to an unaffiliated party. The Buyer was unable to procure the necessary city building permits in the manner desired. On March 3, 2008, in accordance with the terms of the sales contract, the Partnership received the $25,000 in earnest money held with the title company.

A sales contract was executed on April 10, 2008 for the sale of the property to an unaffiliated party for $1.17 million. A letter of Tenant’s Right of First Refusal was mailed to the tenant, Wencoast Restaurants, Inc., on April 10, 2008 in accordance with the lease. Wencoast, who had 30 days from its receipt of the letter, did not exercise its right of first refusal.

The closing date on the sale of the property was May 28, 2008 and the net sales proceeds totaled approximately $1.09 million. A net gain on the sale of approximately $659,000 was recognized in the Second Quarter of 2008. Closing and other sale related costs amounted to approximately $80,000 and included $70,200 in sales commission, of which $35,100 was paid to a General Partner affiliate.

Denny’s- Phoenix, Arizona Property

A listing agreement for the sale of the property was executed with an unaffiliated broker in early January of 2008. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party for $935,000. Closing was anticipated to be during the Second Quarter and total sales commissions of 6% were anticipated to be paid upon the sale, which included a 2% commission to a General Partner affiliate.

In early May, the buyer of the property withdrew from the sales contract dated March 5, 2008 due to financing difficulties. The listing agreement with the unaffiliated broker for the sale of the property has expired; however, Management intends to continue to hold the property as held for sale and will pursue options for its potential sale. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed financial statements, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables.

Blockbuster- Ogden, UT Property

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease is set to expire on January 31, 2009 and includes annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid.

In early May of 2008, the listing agreement for the sale of the property that was executed with an unaffiliated broker in December of 2007 was extended six months (current asking price is $1.25 million). The terms of the listing agreement includes a 6% sales commission to be paid at closing, which includes a 2-3% commission payable to a General Partner affiliate. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed financial statements, was approximately $407,000, which included $194,000 related to land, $201,000 related to buildings, $4,000 related to deferred rent, $3,000 related to deferred charges, and $5,000 related to rents and other receivables,

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease, with an annual base rent of $72,000, is set to expire on February 28, 2009 and is retroactive to March 1, 2008. A commission of approximately $2,000 was paid to a General Partner affiliate.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $1,892,000 at June 30, 2008, compared to $677,000 at December 31, 2007. Cash of $1.40 million is anticipated to be used to fund the Second Quarter of 2008 distribution to Limited Partners in August of 2008, and cash of $52,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The net book value of properties held for sale at June 30, 2008 amounted to approximately $1,007,000 and included the Denny’s, Phoenix, AZ Property (“the Denny’s Property”) and the Blockbuster, Ogden, UT Property (“the Blockbuster Property”). A listing agreement was executed in January of 2008 and a sales contract was executed on March 5, 2008 for the sale of the Denny’s Property to an unaffiliated party for $935,000. In early May, the buyer of the property withdrew from the sales contract due to financing difficulties. Although the listing agreement with the unaffiliated broker for the sale of the property has expired, Management intends to continue to hold the property as held for sale and will pursue other options for its potential sale. The net book value of the Denny’s Property at June 30, 2008, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, and $5,000 related to rent and other receivables. A listing contract for the sale of the Blockbuster Property (asking price of $1.25 million) was executed in December of 2007 and extended in May of 2008. The net book value of the Blockbuster Property at June 30, 2008, was approximately $407,000, which included $194,000 related to land, $201,000 related to buildings, $5,000 related to rents and other receivables, $4,000 related to deferred rent and $3,000 related to deferred charges. (For further disclosure see Investment Properties in Part I- Item 2.)

Property tax cash escrow amounted to approximately $29,000 at June 30, 2008, compared to $41,000 at December 31, 2007. Daytona’s property tax cash escrow balance held with the Partnership at June 30, 2008 was approximately $17,000. Daytona’s 2006-2007 second property tax installment of approximately $11,000 was paid in the First Quarter of 2008 and its 2007-2008 first property tax installment estimate of $11,000 is scheduled to be due in the Third Quarter of 2008. Popeye’s property tax cash escrow balance held with the Partnership at June 30, 2008 totaled approximately $12,000 (an additional $14,000 is anticipated to be collected from Popeye’s in August of 2008 upon its lease termination). Popeye’s 2007 first property tax installment of approximately $27,000 was paid in the First Quarter of 2008 and its 2007 second property tax installment is scheduled to be due during the Third Quarter of 2008.

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

Rents and other receivables amounted to approximately $40,000 at June 30, 2008, compared to $425,000 at December 31, 2007. The June 30, 2008 balance included Popeye’s three month rent delinquency of approximately $19,000 (the amount is anticipated to be fully collected in August of 2008), Daytona’s outstanding 2007 percentage rents billings balance of approximately $6,000 (the amount was fully collected in August of 2008) and approximately $14,000 in 2008 percentage rental income accrued in the Second Quarter of 2008 for tenants who had reached their sales breakpoint. The December 31, 2007, rents and other receivables primarily included approximately $425,000 in 2007 percentage rental income accrued in the Second, Third and Fourth Quarters of 2007 for tenants who had reached their sales breakpoint. These percentage rents included $9,000 which was billed to a tenant in the Fourth Quarter of 2007 and $415,000 which were not billed to or owed by the tenant’s until the First Quarter of 2008.

Property tax receivable at June 30, 2008 totaled approximately $14,000, compared to $1,000 at December 31, 2007. The June 30, 2008 balance primarily amounted to Popeye’s three month property tax escrow delinquency (past due amounts are anticipated to be fully collected from Popeye’s in August of 2008).

Prepaid Insurance amounted to approximately $11,000 at June 30, 2008, compared to $29,000 at December 31, 2007. The June 30, 2008 and December 31, 2007 balances represented approximately four (4) months and ten (10) months, respectively, of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $263,000, net of accumulated amortization, at June 30, 2008, compared to $268,000 at December 31, 2007. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $5,100 and $2,200 have been paid in 2008, and relate to the lease term extensions of the Blockbuster and Daytona’s Properties, respectively (for further discussion see Investment in Properties in Part I- Item 2). Deferred leasing commissions of approximately $2,000 (related to the Denny’s Property) and $3,000 (related to the Blockbuster Property) were included in properties held for sale at June 30, 2008 (for further discussion see Investment Properties in Part I- Item 2). Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at June 30, 2008, amounted to approximately $52,000, compared to $99,000 at December 31, 2007. The balances primarily represented the accruals of professional, tax and data processing fees.

Property tax payable at June 30, 2008 and December 31, 2007 totaled approximately $77,000 and $42,000, respectively. The balances include Daytona’s and former tenant, Popeye’s, property tax escrow charges related to the next installments of property tax due. The 2008 balance also includes the Partnership’s accrual of six months of 2008 property tax which is to be paid by the Partnership in 2009 (for further discussion see Investment Properties in Part I- Item 2).

Income taxes payable at June 30, 2008 totaled approximately $7,000 and relates to the 2008 estimated South Carolina income tax for the sale of the Wendy’s- Savannah Hyw., Charleston, SC property in May of 2008.

Due to the Current General Partner amounted to approximately $4,030 at June 30, 2008 and primarily represented the General Partner’s Second Quarter of 2008 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2008 of $690,000 and $4,085, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter of 2008 distributions of $1.40 million on August 15, 2008.

Results of Operations

The Partnership reported income from continuing operations for the three month periods ended June 30, 2008 and 2007, of $101,000 and $143,000, respectively. The Partnership reported income from continuing operations for the six month periods ended June 30, 2008 and 2007, of $210,000 and $275,000, respectively. The variance in income from continuing operations in 2008 compared to 2007 is due primarily to: (i) higher investor communication expenditures in 2008; (ii) higher 2008 estimated income tax expenditures in 2008; (iii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008; (iv) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; and (v) higher interest yields recognized in the Second Quarter of 2007.

Discontinued Operations

During the three month periods ended June 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $728,000 and $931,000 respectively. The Partnership recognized income from discontinued operations of approximately $812,000 and $1,010,000, for the six month periods ended June 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Denny’s- Northern, Phoenix, AZ property to properties held for sale in the First Quarter of 2008 and the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First and Second Quarters of 2007, respectively. The 2008 income from discontinued operations includes the $659,000 net gain on sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the March of 2008 collection of $25,000 in earnest money held with a title company in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The Chinese Super Buffet, Phoenix, AZ property was reclassified to properties held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to investment properties in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The Chinese Super Buffet properties income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations for the six month periods ending June 30, 2007 and 2008.

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $306,000 and $313,000, for the three month periods ended June 30, 2008 and 2007, respectively. Total operating revenues amounted to $608,000 and $616,000, for the six month periods ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, total base operating rent revenues should approximate $1,083,000 for the year 2008 based on leases currently in place (does not include properties classified as held for sale at June 30, 2008, sold during 2008, or vacant at June 30, 2008). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended June 30, 2008 and 2007, total operating expenses amounted to approximately 76% and 64%, respectively, of total operating revenues. For the six month periods ended June 30, 2008 and 2007, total operating expenses amounted to approximately 72% and 63%, respectively, of total operating revenues. The variance in total operating expenses in 2008 compared to 2007 is due primarily to: (i) higher investor communication expenditures in 2008; (ii) higher 2008 estimated income tax expenditures in 2008; (iii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008; and (iv) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and six-month periods ended June 30, 2008 and 2007, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three month periods ended June 30, 2008 and 2007, the Partnership generated other income of approximately $27,000 and $29,000, respectively. For the six month periods ended June 30, 2008 and 2007, the Partnership generated other income of approximately $41,000 and $50,000, respectively.

Other revenues came primarily from interest earnings (higher interest yields were recognized in the Second Quarter of 2007) and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 26% of operating rental income for the year ended 2007 (does not include operating income from properties classified as held for sale at June 30, 2008 or sold during 2007 or 2008). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

Critical Accounting Policies

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the current estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

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

Item 4. Controls and Procedures

Controls and Procedures

Based on their evaluation as of June 30, 2008, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June, 30, 2008 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 15, 2008 regarding the Second Quarter of 2008 distribution.

(b)	Report on Form 8-K:

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

Date: August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: August 13, 2008