Form 10-Q
period 2008-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2008-11-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

CONDENSED BALANCE SHEETS

September 30, 2008 and December 31, 2007

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$4,110,467	$4,239,917
Buildings	6,692,027	6,829,763
Accumulated depreciation	(4,390,947)	(4,239,573)

Net investment properties	$6,411,547	$6,830,107

OTHER ASSETS:

Cash and cash equivalents	$650,751	$677,411
Cash held in Indemnification Trust (Note 8)	447,406	438,055
Property(ies) held for sale (Note 3)	404,184	816,402
Property taxes cash escrow	38,159	40,693
Rents and other receivables	188,603	425,282
Property taxes receivable	2,424	1,203
Deferred rent receivable	47,828	59,621
Prepaid insurance	2,862	28,614
Deferred charges, net	295,552	268,224

Total other assets	$2,077,769	$2,755,505

Total assets	$8,489,316	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2008 and December 31, 2007

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and other accrued expenses	$67,927	$98,603
Property taxes payable	84,128	41,897
State income taxes payable	7,300	0
Due to General Partner	1,601	2,339
Security deposits	93,440	99,040
Unearned rental income	3,125	57,640

Total liabilities	$257,521	$299,519

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)

Current General Partner
Cumulative net income	$286,462	$276,053
Cumulative cash distributions	(118,309)	(113,076)

	$168,153	$162,977

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	34,725,671	33,695,145
Cumulative cash distributions	(65,180,268)	(63,090,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$8,063,642	$9,123,116

Total partners’ capital	$8,231,795	$9,286,093

Total liabilities and partners’ capital	$8,489,316	$9,585,612

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF (LOSS) INCOME

For the Three and Nine Month Periods Ended September 30, 2008 and 2007

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Rental income (Note 5)	$477,622	$487,209	$1,122,163	$1,132,965

TOTAL OPERATING REVENUES	$477,622	$487,209	$1,122,163	$1,132,965

OPERATING EXPENSES
Partnership management fees (Note 6)	$58,331	$56,711	$173,912	$168,946
Restoration fees (Note 6)	124	124	373	373
Insurance	8,584	12,488	926	36,636
General and administrative	24,869	20,718	125,159	82,693
Advisory Board fees and expenses	2,625	2,125	7,375	6,875
Professional services	60,925	41,697	157,009	129,699
Property tax expense	11,585	0	43,585	0
Other property expenses	820	820	3,200	820
Write-off of uncollectible receivables	5,445	0	5,445	0
Property write-downs	267,186	0	267,186	0
Depreciation	47,570	50,458	139,862	151,374
Amortization	2,843	2,676	8,492	8,029
Adjustment to carrying value of property no longer held for sale (Note 3)	8,664	0	11,512	0

TOTAL OPERATING EXPENSES	$499,571	$187,817	$944,036	$585,445

NET(LOSS) INCOME FROM OPERATIONS	$(21,949)	$299,392	$178,127	$547,520

OTHER INCOME
Interest income	$8,721	$20,484	$28,967	$54,227
Recovery of amounts previously written off (Note 2)	3,107	3,107	9,321	9,321
Other income	6,648	1,552	21,108	12,083

TOTAL OTHER INCOME	$18,476	$25,143	$59,396	$75,631

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(3,473)	$324,535	$237,523	$623,151
INCOME FROM DISCONTINUED OPERATIONS (Note 1)	23,195	30,226	803,412	1,016,378

NET INCOME	$19,722	$354,761	$1,040,935	$1,639,529

NET INCOME- CURRENT GENERAL PARTNER	$197	$3,548	$10,409	$16,395
NET INCOME- LIMITED PARTNERS	19,525	351,213	1,030,526	1,623,134

	$19,722	$354,761	$1,040,935	$1,639,529

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(.07)	$6.94	$5.08	$13.33
INCOME FROM DISCONTINUED OPERATIONS	.49	.65	17.19	21.74

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$.42	$7.59	$22.27	$35.07

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,040,935	$1,639,529
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	152,294	170,718
Adjustment for carrying value of property no longer held for sale	11,512	0
Recovery of amounts previously written off	(9,321)	(9,321)
Interest applied to PMA Indemnification Trust account	(9,351)	(16,486)
Net gain on disposal of asset	(658,933)	(861,701)
Property write-downs	267,186	0
Changes in operating accounts:
Decrease (Increase) in property taxes cash escrow	2,534	(13,195)
Decrease in rents and other receivables	237,052	251,861
Decrease in prepaid insurance	25,752	28,464
Decrease in deferred rent receivable	10,098	15,140
(Increase) in property taxes receivable	(1,221)	(650)
Decrease in due to General Partner	(738)	(508)
(Decrease) Increase in accounts payable and other accrued expenses	(30,675)	4,699
Increase in property taxes payable	42,231	13,845
Increase in income taxes payable	7,300	0
Decrease in security deposits	(11,200)	(9,945)
(Decrease) Increase in unearned rental income	(60,115)	33,860

Net cash flows from operating activities	$1,015,340	$1,246,310

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of properties held for sale	$1,090,232	$1,488,912
Payment of leasing commissions	(46,320)	(55,125)
Investment in buildings	0	(21,290)
Recoveries from former General Partner affiliates	9,321	9,321

Net cash flows from (used in) investing activities	$1,053,233	$1,421,818

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(2,090,000)	$(2,585,000)
Cash distributions to current General Partner	(5,233)	(6,558)

Net cash flows used in financing activities	$(2,095,233)	$(2,591,558

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(26,660)	$76,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	677,411	625,592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$650,751	$702,162

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2008 and December 31, 2007, and the statements of income for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains under long-term leases. As of September 30, 2008 the lessees are primarily fast food, family style, and casual/theme restaurants, but also include a video rental store. The Partnership owned 17 investment properties, one of which was held for sale as of September 30, 2008.

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

As of September 30, 2008 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2008 and December 31, 2007, accumulated amortization amounted to $46,808 and $57,056, respectively (includes amounts included in properties held for sale at September 30, 2008).

Property taxes, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate payments to avoid possible foreclosure of the property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of September 30, 2008, nine (9) of the Partnership’s seventeen (17) properties are leased to two (2) significant tenants who comprised 42% and 18%, respectively, of the total 2007 operating base rents. The percentage calculation does not include income from properties held for sale at September 30, 2008 or sold during 2008 and 2007.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the vacant Park Forest, IL property was reduced by $267,186 to its estimated fair market value of $50,000 at September 30, 2008.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not elected to report any of its assets or liabilities at fair value as allowed by SFAS No. 159.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2008, $5,882,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2008, the Partnership has recognized a total of $1,194,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2008, the Partnership owned 15 fully constructed fast-food restaurants, a video store and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 16 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to a property held for sale in January of 2008 and then reclassified to an investment property at September 30, 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to a property held for sale in March of 2008 and then reclassified to an investment property in June of 2008), one (1) Panda Buffet restaurant, one (1) Daytona‘s All Sports Café, and one (1) Blockbuster Video store (reclassified to a property held for sale in May of 2007). The 17 properties are located in a total of nine (9) states.

On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. This statement also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings.

During the three month periods ended September 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $23,000 and $30,000 respectively. The Partnership recognized income from discontinued operations of approximately $803,000 and $1,016,000, for the nine month periods ended September 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy. property to a property held for sale in the First Quarter of 2007 (the property was sold in May of 2008) and the Blockbuster, Ogden, UT property to a property held for sale in the Second Quarter of 2007 (sales contract was then executed in September of 2008). The Second Quarter of 2008 income from discontinued operations includes the $659,000 net gain on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to a property held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The components of property(ies) held for sale in the condensed balance sheets as of September 30, 2008 and December 31, 2007 are outlined below:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Balance Sheet:
Land	$194,350	$480,418
Buildings, net	201,107	329,301
Rents and other receivables	(373)	0
Deferred rent receivable	2,000	1,462
Deferred charges, net	7,100	16,421
Security deposits	0	(5,600)
Unearned rental income	0	(5,600)

Property held for sale	$404,184	$816,402

The components of income from discontinued operations included in the condensed statement of income for the three and nine month periods ended September 30, 2008 and 2007 are outlined below (Professional service fees of approximately $600 incurred in the First Quarter of 2008 were reclassified to net gain on sale of property due to the sale of the Wendy’s- Savannah Hwy. property in May of 2008. Professional service fees of approximately $7,000 incurred in the First Quarter of 2007 were reclassified to net gain on sale of property in the Second Quarter of 2007 due to the sale of the Sunrise property in April of 2007):

	Three Month Period Ended September 30, 2008	Three Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2008	Nine Month Period Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$26,325	$47,663	$122,355	$185,033
Other income	0	0	30,600	0

Total Revenues	$26,325	$47,663	$152,955	$185,033

Expenses:
Insurance	$0	$0	$827	$827
Professional services	1,105	4,089	1,632	5,349
Maintenance and repair	750	11,728	2,077	12,865
Depreciation	0	0	0	6,455
Amortization	1,275	1,620	3,940	4,860

Total Expenses	$3,130	$17,347	$8,476	$30,356

Net gain on sale of property	$0	$0	$658,933	$861,701

Income from Discontinued Operations	$23,195	$30,226	$803,412	$1,016,378

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party. In early May, the buyer of the property withdrew from the sales contract dated March 5, 2008 due to financing difficulties. In addition, the listing agreement with the unaffiliated broker for the sale of the property expired in the Second Quarter of 2008. As of June 30, 2008, Management continued to hold the property for sale as they were pursuing other options for its potential sale. However, the property was reclassified to an investment property as of September 30, 2008, as Management has determined that options for its sale would not be actively pursued. The net book value of the buildings as shown in the condensed balance sheets at September 30, 2008, was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the nine months the property was held for sale.

The components of the Denny’s- Northern, Phoenix, AZ property held for sale, that were included in the condensed balance sheets as of March 31, 2008, June 30, 2008 and December 31, 2007 are outlined below:

	March 31, 2008	June 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Balance Sheet:
Land	$453,433	$453,433	$0
Buildings, net	139,593	139,593	0
Rents and other receivables	3,571	5,502	0
Deferred charges, net	2,340	1,800	0
Unearned rental income	(6,000)	0	0

Property held for sale	$592,938	$600,329	$0

The components of the Denny’s- Northern, Phoenix, AZ property’s income from discontinued operations included in the condensed income statement for the three months periods ending March 31, 2007 and 2008, and the three and six month periods ending June 30, 2008 and 2007 are outlined below (these amounts are included in income from continuing operations for the nine month periods ending September 30, 2007 and 2008):

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$18,248	$15,086

Total Revenues	$18,248	$15,086

Expenses:
Professional services	$1,726	$0
Depreciation	0	2,888
Amortization	540	428

Total Expenses	$2,266	3,316

Income from Discontinued Operations	$15,982	$11,770

	Three Month Period Ended June 30, 2008	Three Month Period Ended June 30, 2007	Six Month Period Ended June 30, 2008	Six Month Period Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$18,000	$15,086	$36,248	$30,172

Total Revenues	$18,000	$15,086	$36,248	$30,172

Expenses:
Professional services	$2,017	$0	$3,743	$0
Depreciation	0	2,888	0	5,776
Amortization	540	428	1,080	856

Total Expenses	$2,557	3,316	$4,823	$6,632

Income from Discontinued Operations	$15,443	$11,770	$31,425	$23,540

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was reclassified to an investment property as of June 30, 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the buildings as shown in the condensed balance sheets at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale.

The components of the Chinese Super Buffet, Phoenix, AZ property held for sale, that were included in the condensed balance sheets as of March 31, 2008 and December 31, 2007 are outlined below:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Balance Sheet:
Land	$444,224	$0
Buildings, net	132,922	0
Deferred rent receivable	28,057	0
Deferred charges, net	22,943	0

Property held for sale	$628,146	$0

The components of the Chinese Super Buffet, Phoenix, AZ property’s income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 are outlined below (these amounts are included in income from continuing operations for the nine month periods ending September 30, 2007 and 2008):

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$16,415	$16,560

Total Revenues	$16,415	$16,560

Expenses:
Professional services	$1,590	$0
Depreciation	2,848	2,848
Amortization	1,208	1,208

Total Expenses	$5,646	$4,056

Income from Discontinued Operations	$10,769	$12,504

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

As of September 30, 2008, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows (does not include the $219,000 related to the Blockbuster, Ogden, UT property which was classified as a property held for sale at September 30, 2008, the $32,000 related to the Wendy’s- Savannah Hwy., Charleston, SC property sold in May of 2008, or the $39,000 related to the vacant Park Forest, IL property). (For further disclosure see Investment Properties in Note 3, Contingency Sales in Note 10 and Investment Properties in Part I- Item 2.)

Year ending December 31,
2008	$1,154,780
2009	1,073,650
2010	937,500
2011	938,500
2012	939,500
Thereafter	6,265,053

$11,308,983

Operating percentage rentals included in operating rental income for the nine month periods ended September 30, 2008 and 2007 were approximately $191,000 and $189,000, respectively. At September 30, 2008, rents and other receivables included $182,000 of unbilled 2008 percentage rents.

Operating percentage rentals included in rental income from operations in 2007 (does not include income from properties held for sale at September 30, 2008 or properties sold during 2007 or 2008) was approximately $444,000. At December 31, 2007, rents and other receivables included $9,000 of billed and $415,000 of unbilled 2007 percentage rents. As of September 30, 2008, only approximately $3,000 of these 2007 percentage rents had not been collected (the amount was related to the Denny’s- Northern, Phoenix, AZ property and was written-off as uncollectible in the Third Quarter of 2008).

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Wendcharles and Wendgusta operating base rents accounted for 18% and 42%, respectively, of the total 2007 operating base rents. In each case, the percentage calculation does not include income from properties held for sale at September 30, 2008 or sold during 2008 and 2007.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,521 on the amounts recovered, which includes fees received for the nine month periods ended September 30, 2008 and 2007 of $373 and $373, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the current General Partner and its affiliates for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

Current General Partner	Incurred for the Three Month Period Ended September 30, 2008	Incurred for the Three Month Period Ended September 30, 2007	Incurred for the Nine Month Period Ended September 30, 2008	Incurred for the Nine Month Period Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Management fees	$58,331	$56,711	173,912	$168,946
Restoration fees	124	124	373	373
Overhead allowance	4,716	4,585	14,061	13,660
Sales commissions	0	0	35,100	48,000
Leasing commissions	36,900	55,125	42,120	55,125
Reimbursement for out-of-pocket expenses	1,317	1,390	5,247	5,353
Cash distribution	1,148	1,419	5,233	6,558

	$102,536	$119,354	$276,046	$298,015

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of September 30, 2008. Funds are invested in U.S. Treasury securities. In addition, $197,406 of earnings has been credited to the Trust as of September 30, 2008. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. CONTINGENCY SALES

Blockbuster- Odgen, UT Property

A sales contract was executed on September 26, 2008 for the sale of the Blockbuster property to an unaffiliated party for $1,075,000. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 2% commission to a General Partner affiliate. Closing is anticipated to be late in the Fourth Quarter of 2008. The net book value of the property at September 30, 2008, classified as property held for sale in the condensed financial statements, amounted to approximately $404,000, and included $194,000 related to land, $201,000 related to buildings and improvements, $2,000 related to deferred rent, and $7,000 related to deferred charges.

A letter of Tenant’s Right of First Refusal was mailed to the tenant, Blockbuster, on September 29, 2008 in accordance with the lease. In their response letter dated October 9, 2008, Blockbuster elected not to purchase the property at this time.

11. SUBSEQUENT EVENTS:

On November 14, 2008, the Partnership is scheduled to make distributions to the Limited Partners of $300,000, amounting to approximately $6.48 per Unit Interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at September 30, 2008 (does not include properties shown as held for sale in the condensed financial statements at September 30, 2008), were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2008, the Partnership owned 15 fully constructed fast-food restaurants, a video store and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 16 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to a property held for sale in January of 2008 and then reclassified to an investment property in September of 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to a property held for sale in March of 2008 and then reclassified to an investment property in June of 2008), one (1) Panda Buffet restaurant, one (1) Daytona’s All Sports Café, and one (1) Blockbuster Video store (reclassified to property held for sale in May of 2007). The 17 properties are located in a total of nine (9) states.

Six (6) of the seventeen (17) properties owned as of September 30, 2008 were leased to Wendgusta, LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, and at the request of the Partnership, Wendgusta provided it with copies of Wendgusta’s reviewed financial statements for the period May 16 to December 30, 2007. Those reviewed financial statements are attached to the March 31, 2008 Quarterly Report 10-Q as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit Wendgusta and no right to dictate the form of the financials provided by Wendgusta. The Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the seventeen (17) properties owned as of September 30 2008, which amounts to approximately 18% of the total number of properties, were leased to Wendcharles I, LLC (“Wendcharles”). Since Wendcharles was formed during 2008, no audited financial statements are available as of September 30, 2008. The leases of these three (3) properties were assumed and assigned by Wendcharles from Wencoast Restaurants, Inc. (“Wencoast”) on September 4, 2008. At the request of the Partnership, Wencoast provided it with copies of Wencoast’s most recent available audited financial statements for the periods ended January 1, 2006 and December 31, 2006. Those audited financial statements are attached to the December 31, 2007 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wencoast’s auditors. The Partnership has no rights to audit Wencoast and no right to dictate the form of the audited financials provided by Wencoast. The Partnership’s auditors have not audited or reviewed the financial statements received from Wencoast. The Partnership has no reason to believe the Wencoast financial statements do not accurately reflect the financial position of Wencoast.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations. This statement also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements.

During the three month periods ended September 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $23,000 and $30,000 respectively. The Partnership recognized income from discontinued operations of approximately $803,000 and $1,016,000, for the nine month periods ended September 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy. property to a property held for sale in the First Quarter of 2007 (the property was sold in May of 2008), and the Blockbuster, Ogden, UT property to a property’s held for sale in the Second Quarter of 2007 (sales contract was executed in September of 2008). The Second Quarter of 2008 income from discontinued operations includes the $659,000 net gain on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to a property held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued.

However, the property was reclassified to an investment property in September of 2008, as Management does not currently plan to actively pursue options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables, and $6,000 related to unearned rental income. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed financial statements, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables. The net book value of the buildings as shown in the condensed balance sheets at September 30, 2008, was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the months the property was held for sale. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 were $16,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the three month periods ending June 30, 2008 and 2007 were $15,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the six month periods ending June 30, 2008 and 2007 were $3,000 and $24,000, respectively. These amounts were included in income from continuing operations for the nine month periods ending September 30, 2007 and 2008.

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to an investment property in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The net book value of the buildings as shown in the condensed balance sheets at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale. The Chinese Super Buffet property’s income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations for the six and nine month periods ending June 30, and September 30, 2007 and 2008.

The following summarizes significant developments, by property, for properties with such developments.

Blockbuster- Ogden, UT Property

In early May of 2008, the listing agreement for the sale of the property that was executed with an unaffiliated broker in December of 2007 was extended six months. A sales contract was then executed on September 26, 2008 for the sale of the Blockbuster property to an unaffiliated party for $1,075,000. Total sales commissions of 6% are anticipated to be paid upon the sale, which includes a 2% commission to a General Partner affiliate. Closing is anticipated to be late in the Fourth Quarter of 2008. The net book value of the property at September 30, 2008, classified as property held for sale in the condensed financial statements, amounted to approximately $404,000, and included $194,000 related to land, $201,000 related to buildings and improvements, $2,000 related to deferred rent, and $7,000 related to deferred charges.

A letter of Tenant’s Right of First Refusal was mailed to the tenant, Blockbuster, on September 29, 2008 in accordance with the lease. In their response letter dated October 9, 2008, Blockbuster elected not to purchase the property at this time.

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease was set to expire on January 31, 2009 and included annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and or accrued in the First Quarter of 2008. In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension, which begins on February 1, 2009 and expires on January 31, 2010, includes an annual base rent of $108,000. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid/and or accrued in the Third Quarter of 2008.

Wendy’s- 347 Folly Road, Charleston, SC

The Folly Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $100,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $11,000 was paid to a General Partner affiliate in the Third Quarter in relation to the five year lease extension.

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $120,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in relation to the five year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $130,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in relation to the five year lease extension.

Vacant Park Forest, IL Property

The former tenant, a Popeye’s Famous Fried Chicken restaurant, ceased its operations in June of 2008. The lease was set to expire on December 31, 2009; however, the lease was terminated and the tenant vacated the property in July of 2008. As of June 30, 2008, the former defaulted tenant owed the Partnership approximately $19,000 and $14,000 in past due billings of monthly rent and property tax escrow, respectively. The Partnership received full payment of both of these items from Popeye’s in August of 2008 in accordance with the terms of the lease termination and settlement agreement.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements.

As of September 30, 2008, the Partnership has accrued nine months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009. Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 will meet all but $1,300 of the Park Forest property’s second 2007 property tax installment due in November of 2008. The minimal shortage has been accrued and expensed by the Partnership as of September 30, 2008.

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease extension begins, and is effective, as of March 1, 2008. The lease, with an annual base rent of $72,000, is now set to expire on February 28, 2009. A commission of approximately $2,000 was paid to a General Partner affiliate in the Second Quarter of 2008.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

On August 21, 2007, the Partnership executed a contract to sell the property to unaffiliated party. On February 29, 2008, the Partnership received a Notice of Termination of Contract in relation to the sale of the property. The buyer was unable to procure the necessary city building permits in the manner desired. On March 3, 2008, in accordance with the terms of the sales contract, the Partnership received the $25,000 in earnest money held with the title company.

A new sales contract was executed on April 10, 2008 for the sale of the property to a different unaffiliated party for $1.17 million. A letter of Tenant’s Right of First Refusal was mailed to the tenant, Wencoast Restaurants, Inc., on April 10, 2008 in accordance with the lease. Wencoast, who had 30 days from its receipt of the letter, did not exercise its right of first refusal.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $651,000 at September 30, 2008, compared to $677,000 at December 31, 2007. Cash of $300,000 is anticipated to be used to fund the Third Quarter of 2008 distribution to Limited Partners in November of 2008, and cash of $68,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The net book value of properties held for sale at September 30, 2008 amounted to approximately $404,000. A sales contract for the sale of the Blockbuster Property was executed in September of 2008 at a sales price of $1.075 million. The net book value of the Blockbuster Property at September 30, 2008, was approximately $404,000, which included $194,000 related to land, $201,000 related to buildings, $2,000 related to deferred rent and $7,000 related to deferred charges. (For further disclosure see Investment Properties in Part I- Item 2.)

Property tax cash escrow amounted to approximately $38,000 at September 30, 2008, compared to $41,000 at December 31, 2007. Daytona’s property tax cash escrow balance held with the Partnership at September 30, 2008 was approximately $12,000. Daytona’s 2006-2007 second property tax installment of approximately $11,000 was paid in the First Quarter of 2008 and its 2007-2008 first property tax installment estimate of $11,000 was paid in the Third Quarter of 2008. Former tenant, Popeye’s, property tax cash escrow balance held with the Partnership at September 30, 2008 totaled approximately $26,000. Popeye’s 2007 first property tax installment of approximately $27,000 was paid in the First Quarter of 2008 and its 2007 second property tax installment of approximately $28,000 is scheduled to be paid in November of 2008. The Partnership has accrued and expensed the minimal shortage in the former tenant’s escrow balance.

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

Rents and other receivables amounted to approximately $189,000 at September 30, 2008, compared to $425,000 at December 31, 2007. The September 30, 2008 balance included Daytona’s outstanding September’s rent and property tax escrow obligation and approximately $182,000 in 2008 percentage rental income accrued in the Second and Third Quarters of 2008 for tenants who had reached their sales breakpoint. These percentage rents will not be billed or owed by the tenant’s until the First Quarter of 2009. The December 31, 2007, rents and other receivables primarily included approximately $425,000 in 2007 percentage rental income accrued in the Second, Third and Fourth Quarters of 2007 for tenants who had reached their sales breakpoint. These percentage rents included $9,000 which was billed to a tenant in the Fourth Quarter of 2007 and $415,000 which were not billed to or owed by the tenant’s until the First Quarter of 2008.

Property tax receivable at September 30, 2008 totaled $2,000 compared to $1,000 at December 31, 2007.

Prepaid Insurance amounted to approximately $3,000 at September 30, 2008, compared to $29,000 at December 31, 2007. The September 30, 2008 and December 31, 2007 balances represented approximately one (1) month and ten (10) months, respectively, of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $296,000, net of accumulated amortization, at September 30, 2008, compared to $268,000 at December 31, 2007. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $10,000 and $2,000 have been paid in 2008 in relation to the lease term extensions of the Blockbuster and Daytona’s Properties, respectively (for further discussion see Investment in Properties in Part I- Item 2). Leasing commissions of approximately $34,000 were paid in September of 2008 in relation to the lease extensions of three (3) of the Wendy’s properties (for further discussion see Investment in Properties in Part I- Item 2). Deferred leasing commissions (net of accumulated amortization) of approximately $7,000, which are related to the Blockbuster Property, were included in properties held for sale at September 30, 2008 (for further discussion see Investment Properties in Part I- Item 2). Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at September 30, 2008, amounted to approximately $68,000, compared to $99,000 at December 31, 2007. The balances primarily represented the accruals of professional, tax and data processing fees.

Property tax payable at September 30, 2008 and December 31, 2007 totaled approximately $84,000 and $42,000, respectively. The balances include Daytona’s and former tenant, Popeye’s, property tax escrow charges related to the next installments of property tax due. The 2008 balance also includes the Partnership’s accrual of nine months of 2008 property tax related to the vacant (formerly Popeye’s) Park Forest, IL property, which is to be paid by the Partnership in 2009 (for further discussion see Investment Properties in Part I- Item 2).

Income taxes payable at September 30, 2008 totaled approximately $7,000 and relates to the 2008 estimated South Carolina income tax for the sale of the Wendy’s- Savannah Hyw., Charleston, SC property in May of 2008.

Due to the Current General Partner amounted to approximately $1,601 at September 30, 2008 and primarily represented the General Partner’s Third Quarter of 2008 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2008 of $2,090,000 and $5,233, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Third Quarter of 2008 distributions of $300,000 on November 14, 2008.

Results of Operations

The Partnership reported (loss) income from continuing operations for the three month periods ended September 30, 2008 and 2007, of $(22,000) and $299,000, respectively. The Partnership reported income from continuing operations for the nine month periods ended September 30, 2008 and 2007, of $178,000 and $548,000, respectively. The variance in income from continuing operations in 2008 compared to 2007 is due primarily to: (i) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (ii) higher 2008 estimated income tax expenditures in 2008; (iii) the accrual of nine months of estimated 2008 property tax related to the vacant Park Forest, IL property which will be due in 2009; (iv) the vacancy of the Park Forest, IL property due to the lease termination agreement (rent ceased beginning July of 2008); (v) higher professional fees incurred during 2008 due to tenant defaults, Popeye’s lease termination and settlement, Wendy’s lease assignments, and general attorney fees for topic research; (vi) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; and (vii) higher interest yields recognized in the Second and Third Quarters of 2007.

Discontinued Operations

During the three month periods ended September 30, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $23,000 and $30,000 respectively. The Partnership recognized income from discontinued operations of approximately $803,000 and $1,016,000, for the nine month periods ended September 30, 2008 and 2007, respectively. The 2008 and 2007 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy. property to a property held for sale in the First Quarter of 2007 (the property was sold in May of 2008) and the Blockbuster, Ogden, UT property to a property held for sale in the Second Quarter of 2007 (sales contract was executed in September of 2008). The Second Quarter of 2008 income from discontinued operations includes the $659,000 net gain on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property. The property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. The 2007 income from discontinued operations is also attributable to the Sunrise Preschool property, which was reclassified to a property held for sale in the Second Quarter of 2006 and sold in April of 2007 (the net gain on the sale of the property was approximately $862,000).

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired,

Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management does not currently plan to actively pursue options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables, and $6,000 related to unearned rental income. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed financial statements, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables. The net book value of the buildings as shown in the condensed balance sheets at September 30, 2008, was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the months the property was held for sale. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the three month periods ending March 31 2008 and 2007 were $16,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the three month periods ending June 30 2008 and 2007 were $15,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed income statement for the six month periods ending June 30 2008 and 2007 were $3,000 and $24,000, respectively. These amounts were included in income from continuing operations for the nine month periods ending September 30, 2007 and 2008.

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to an investment property in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The net book value of the buildings as shown in the condensed balance sheets at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale. The Chinese Super Buffet property’s income from discontinued operations included in the condensed income statement for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations for the six and nine month periods ending June 30, and September 30, 2007 and 2008.

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $478,000 and $487,000, for the three month periods ended September 30, 2008 and 2007, respectively. Total operating revenues amounted to $1,122,000 and $1,133,000, for the nine month periods ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, total base operating rent revenues should approximate $1,155,000 for the year 2008 based on leases currently in place (does not include properties classified as held for sale at September 30, 2008, sold during 2008, or vacant at September 30, 2008). Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended September 30, 2008 and 2007, total operating expenses amounted to approximately 105% and 39%, respectively, of total operating revenues. For the nine month periods ended September 30, 2008 and 2007, total operating expenses amounted to approximately 84% and 52%, respectively, of total operating revenues. The variance in total operating expenses in 2008 compared to 2007 is due primarily to: (i) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (ii) higher 2008 estimated income tax expenditures in 2008; (iii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008; and (iv) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and nine month periods ended September 30, 2008, there were approximately $5,000 in write-offs for non-collectible rents and receivables. Such write-off was the result of defaults by the former tenant of the Denny’s- Northern, Phoenix, AZ property. There were no write-offs of non-collectible rents and receivables for the three and nine-month period ended September 30, 2007.

Other Income

For the three month periods ended September 30, 2008 and 2007, the Partnership generated other income of approximately $18,000 and $25,000, respectively. For the nine month periods ended September 30, 2008 and 2007, the Partnership generated other income of approximately $59,000 and $76,000, respectively.

Other revenues came primarily from interest earnings (higher interest yields were recognized in the Second Quarter of 2007) and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 26% of operating rental income for the year ended 2007 (does not include operating income from properties classified as held for sale at September 30, 2008 or sold during 2007 or 2008). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Controls and Procedures

Based on their evaluation as of September 30, 2008, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September, 30, 2008 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed November 14, 2008 regarding the Third Quarter of 2008 distribution.

(b)	Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	November 12, 2008