Form 10-K
period 2008-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2009-03-27
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Index to Exhibits located on page: 53 - 54

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994 (collectively, the “Partnership Agreement”). As of December 31, 2008, the Partnership consisted of one General Partner (“Management”) and 1,922 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership of $39,358,468, after volume discounts and offering costs.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in May of 2009 (“2009 Consent”), which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership. The 2009 Consent will also include a vote to extend the term of the Partnership for ten years to November 30, 2020.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005 and then an additional three years to an expiration date of December 31, 2008. Effective January 1, 2009, the PMA was renewed by TPG for the two-year period ending December 31, 2010. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership.

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

Original lease terms for the majority of the investment properties were generally 5 - 20 years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (6% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties as of December 31, 2008:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	$72,000	1-20-2013	(2)
08/15/88	Denny’s (9) 2360 W Northern Ave Phoenix, AZ	First Foods, Inc.	1,155,965	24,000	04-30-2009	None
10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None
12/22/88	Wendy’s (7) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles I, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (6) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
12/29/88	Vacant (8) 2562 Western Ave Park Forest, IL	Not Applicable	580,938	0	Not Applicable	Not Applicable
02/21/89	Wendy’s (6) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (6) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (7) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	77,280	11-6-2021	(2)
03/14/89	Wendy’s (6) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA (10)	Karl Shaen Valderrama	897,813	12,000	02-28-09	None
12/28/89	Panda Buffet 2451 Columbia Rd Grand Forks, ND	Panda Buffet, Inc.	845,000	38,000	6-30-2013	(4)

12/29/89	Wendy’s (6) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (6) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s (11) 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	113,150	10-31-2009	None

			$12,240,768	$1,085,650

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.

(2)	The tenant has two five year lease renewal options available.

(3)	The tenant has one five year lease renewal option available.

(4)	The tenant has three five year lease renewal options available.

(5)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

(6)	Six (6) of the sixteen (16) properties owned as of December 31, 2008 were leased to Wendgusta, LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendgusta was formed during 2007, and at the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2008 and December 30, 2007. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1.

(7)	Three (3) of the sixteen (16) properties owned by the Partnership as of December 31, 2008 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2.

(8)	The property is currently vacant. The lease on the property was terminated with former tenant, Popeye’s, during the Third Quarter of 2008.

(9)	The lease on the property expires on April 30, 2009. Management plans to work with the tenant to possibly extend the lease.

(10)	The lease on the property expired on February 28, 2009. Daytona’s is currently paying rent of $6,000 on a month-to-month basis. Management is working with the tenant to possibly extend the lease.

(11)	The lease on the property expires on October 31, 2009. Management plans to work with the tenant to possibly extend the lease.

The following summarizes significant developments, by property, for properties with such developments.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and, Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated

December 23, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes one five year lease option renewal and a $130,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five year lease extension.

Blockbuster- Ogden, UT Property

A listing agreement for the sale of the property was executed in May of 2007, which was renewed in December of 2007, and again in May of 2008. A sales contract was executed on September 26, 2008 for the sale of the Blockbuster property to an unaffiliated party for $1,075,000. A letter of Tenant’s Right of First Refusal was mailed to the tenant, Blockbuster, on September 29, 2008 in accordance with the lease. In their response letter dated October 9, 2008, Blockbuster elected not to purchase the property at that time. The closing date on the sale of the property was December 1, 2008 and the net sales proceeds totaled approximately $1.04 million. A net gain on the sale of approximately $601,000 was recognized in the Fourth Quarter of 2008. Closing and other sale related costs amounted to approximately $71,000 and included $64,500 in sales commissions, of which $21,500 was paid to a General Partner affiliate.

The Blockbuster lease previously expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006, with an expiration date of January 31, 2008. The first base year rent totaled approximately $108,000. Commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006.

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease was set to expire on January 31, 2009 and included annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and or accrued in the First Quarter of 2008. In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension was to begin on February 1, 2009 and expire on January 31, 2010 and included an annual base rent of $108,000. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid/and or accrued in the Third Quarter of 2008.

Wendy’s- 343 Foley Road, Charleston, SC

The Foley Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles I, LLC (“Wendcharles”), a Wendy’s franchisee. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $100,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $11,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five year lease extension.

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $120,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $130,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five year lease extension.

Vacant Park Forest, IL Property

In the Second Quarter of 2006, Management defaulted former tenant, a Popeye’s Famous Fried Chicken restaurant (“Popeye’s”), for failure to meet its lease obligations, and filed suit for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property tax escrow on May 3, 2007 and the three equal installment payments of $4,233 related to the past due rent obligations on May 8, June 20, 2007, and July 17, 2007. The Settlement reaffirmed that Popeye’s remained responsible for monthly rent obligations and property tax through the remainder of its Lease, which was set to expire on December 31, 2009.

Popeye’s ceased its operations in June of 2008. The lease was terminated and the tenant vacated the property in July of 2008. As of June 30, 2008, the former defaulted tenant owed the Partnership approximately $19,000 and $14,000 in past due billings of monthly rent and property tax escrow, respectively. The Partnership received full payment of both of these items from Popeye’s in August of 2008 in accordance with the terms of the lease termination and settlement agreement.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership had no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements.

As of December 31, 2008, the Partnership has accrued twelve months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009. Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the Park Forest property’s second 2007 property tax installment paid in November of 2008. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008.

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

Wendy’s- 3869 Washington Road, Martinez, GA Property

The Washington Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007, the lease was assumed and assigned to Wendgusta. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same.

Wendy’s- 517 (also referred to in the lease as 1717) Martintown Road, N Augusta, SC Property

The Martintown Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension.

Wendy’s- 1730 Walton Way, Augusta, GA Property

The Walton Way property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension. The capital improvement expenditure was then lowered to $50,000 per a Lease Amendment with Wendgusta dated December 23, 2008.

Wendy’s- 3013 Peach Orchard, Augusta, GA Property

The Peach Orchard property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension. In late December of 2008, Management verbally agreed to extend the capital improvements requirement deadline date to February 15, 2009.

Wendy’s- 1901 Whiskey Road, Aiken, SC Property

The Whiskey Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension.

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease extension began, and was effective, as of March 1, 2008. The lease, with an annual base rent of $72,000, expired on February 28, 2009. A commission of approximately $2,000 was paid to a General Partner affiliate in the Second Quarter of 2008 in relation to the lease extension. Daytona’s is currently paying rent of $6,000 on a month-to-month basis. Management plans to work with the tenant to possibly extend the lease.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. Daytona’s is delinquent on one month of its property tax escrow obligations and as of December 31, 2008, escrow payments held by the Partnership totaled approximately $19,000.

Denny’s- Phoenix, Arizona Property

The lease, with an annual base rent of $72,000, is set to expire on April 30, 2009. Management plans to work with the tenant to possibly extend the lease.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management does not plan to actively pursue options for its sale.

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

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2008, there were 1,922 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2008 and 2007, $2,390,000 and $2,875,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $9,245 and $8,444 in 2008 and 2007, respectively.

Item 6.	Selected Financial Data

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2008, 2007, 2006, 2005, and 2004

	2008	2007	2006	2005	2004
Total Operating Revenue	$1,665,251	$1,704,486	$1,681,706	$1,718,858	$1,855,487

Income from Continuing Operations	$628,150	$1,028,114	$959,772	$1,016,400	$1,109,572
Income from Discontinued Operations	1,415,804	1,082,888	283,461	1,104,791	683,101

Net Income	$2,043,954	$2,111,002	$1,243,233	$2,121,191	$1,792,673

Net Income per Limited Partner Interest	$43.72	$45.16	$26.59	$45.38	$38.35

Total Assets	$9,167,459	$9,585,612	$10,325,153	$12,149,329	$11,804,154

Total Partners’ Capital	$8,930,802	$9,286,093	$10,058,535	$11,920,275	$11,537,568

Cash Distributions per Limited Partnership Interest	$51.64	$62.12	$66.98	$37.38	$49.81

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at December 31, 2008 were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2008, the Partnership owned fifteen (15) fully constructed fast-food restaurants and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to a property held for sale in January of 2008 and then reclassified to an investment property at September 30, 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to a property held for sale in March of 2008 and then reclassified to an investment property in June of 2008), one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

Six (6) of the sixteen (16) properties owned as of December 31, 2008 were leased to Wendgusta, LLC (“Wendgusta”), a Wendy’s franchisee. Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2008 and December 31, 2007. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit or review Wendgusta and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the sixteen (16) properties owned as of December 31, 2008 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2. These financial statements were prepared by Wendcharles’ accountants. The Partnership has no rights to audit or review Wendcharles and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendcharles. The Partnership has no reason to believe the Wendcharles financial statements do not accurately reflect the financial position of Wendcharles.

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

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its fair market value of $50,000 during the Third Quarter of 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements.

During 2008, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $1,416,000, $1,083,000 and $283,000, respectively. The 2008, 2007 and 2006 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008) and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster property (sold in December of 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 and 2006 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management did not currently plan to actively pursue options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements of the Quarterly 10-Q report, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables, and $6,000 related to unearned rental income. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed balance sheets of the Quarterly 10-Q report, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables. The net book value of the buildings as shown in the condensed balance sheets of the Quarterly 10-Q report at September 30, 2008, was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the months the property was held for sale. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending March 31, 2008 and 2007 were $16,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending June 30, 2008 and 2007 were $15,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the six month periods ending June 30, 2008 and 2007 were $31,000 and $24,000, respectively. These amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q report for the three and nine month periods ended September 30, 2008 and 2007 and also were included in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007.

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to an investment property in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed balance sheets of the Quarterly 10-Q report, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The net book value of the buildings as shown in the condensed balance sheets of the Quarterly 10-Q report at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale. The Chinese Super Buffet property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q reports for the three and six month periods ended June 30, 2008 and 2007 and the three and nine month periods ended September 30, 2008 and 2007, and also were included in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007.

The following summarizes significant developments, by property, for properties with such developments.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and, Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated December 23, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes one five year lease option renewal and a $130,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five year lease extension.

Blockbuster- Ogden, UT Property

A listing agreement for the sale of the property was executed in May of 2007, which was renewed in December of 2007, and again in May of 2008. A sales contract was executed on September 26, 2008 for the sale of the Blockbuster property to an unaffiliated party for $1,075,000. A letter of Tenant’s Right of First Refusal was mailed to the tenant, Blockbuster, on September 29, 2008 in accordance with the lease. In their response letter dated October 9, 2008, Blockbuster elected not to purchase the property at that time. The closing date on the sale of the property was December 1, 2008 and the net sales proceeds totaled approximately $1.04 million. A net gain on the sale of approximately $601,000 was recognized in the Fourth Quarter of 2008. Closing and other sale related costs amounted to approximately $71,000 and included $64,500 in sales commissions, of which $21,500 was paid to a General Partner affiliate.

The Blockbuster lease previously expired on January 31, 2006. During lease renewal negotiations with Management, the tenant maintained possession of the property and paid the Partnership holdover rent for February and March of 2006. In April of 2006, Management executed a two-year renewal lease agreement with the tenant, retroactive to February 1, 2006, with an expiration date of January 31, 2008. The first base year rent totaled approximately $108,000. Commissions related to the lease renewal execution totaled approximately $13,000, ($6,500 paid to a non-affiliated broker and $6,500 paid to a General Partner affiliate) during the Quarter ended March 31, 2006.

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease was set to expire on January 31, 2009 and included annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and or accrued in the First Quarter of 2008. In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension was to begin on February 1, 2009 and expire on January 31, 2010 and included an annual base rent of $108,000. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid/and or accrued in the Third Quarter of 2008.

Wendy’s- 343 Foley Road, Charleston, SC

The Foley Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles I, LLC (“Wendcharles”), a Wendy’s franchisee. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $100,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $11,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five year lease extension.

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes two five year lease option renewals, a $120,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The

Amendment also includes two five year lease option renewals, a $130,000 capital improvement investment in the property by Wendcharles within 24 months (September 2010), and an additional $50,000 capital improvement investment in the property by Wendcharles if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in 2008 in relation to the five year lease extension.

Vacant Park Forest, IL Property

In the Second Quarter of 2006, Management defaulted former tenant, a Popeye’s Famous Fried Chicken restaurant (“Popeye’s”), for failure to meet its lease obligations, and filed suit for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, and it was agreed to by all parties that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property tax escrow on May 3, 2007 and the three equal installment payments of $4,233 related to the past due rent obligations on May 8, June 20, 2007, and July 17, 2007. The Settlement reaffirmed that Popeye’s remained responsible for monthly rent obligations and property tax through the remainder of its Lease, which was set to expire on December 31, 2009.

Popeye’s ceased its operations in June of 2008. The lease was terminated and the tenant vacated the property in July of 2008. As of June 30, 2008, the former defaulted tenant owed the Partnership approximately $19,000 and $14,000 in past due billings of monthly rent and property tax escrow, respectively. The Partnership received full payment of both of these items from Popeye’s in August of 2008 in accordance with the terms of the lease termination and settlement agreement.

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

As of December 31, 2008, the Partnership has accrued twelve months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009. Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. The former tenant’s property tax escrow balance held with the Partnership as of September 30, of 2008 met all but $1,300 of the Park Forest property’s second 2007 property tax installment paid in November of 2008. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008.

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

Wendy’s- 3869 Washington Road, Martinez, GA Property

The Washington Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007, the lease was assumed and assigned to Wendgusta. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same.

Wendy’s- 517 (also referred to as 1717 in the lease) Martintown Road, N Augusta, SC Property

The Martintown Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension.

Wendy’s- 1730 Walton Way, Augusta, GA Property

The Walton Way property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension. The capital improvement expenditure was then lowered to $50,000 per a Lease Amendment with Wendgusta dated December 23, 2008.

Wendy’s- 3013 Peach Orchard, Augusta, GA Property

The Peach Orchard property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $13,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension. In late December of 2008, Management verbally agreed to extend the capital improvements requirement deadline date to February 15, 2009.

Wendy’s- 1901 Whiskey Road, Aiken, SC Property

The Whiskey Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta. Per the Assumption, Assignment and Amendment of Lease Agreement (“Agreement”), the monetary lease obligations remained the same, however, the original lease was extended five (5) years to November 6, 2021. The Agreement also includes one five year lease option renewal, and a $180,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $15,000 was paid to a General Partner affiliate in the Third Quarter of 2007 in relation to the five year lease extension.

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease extension began, and was effective, as of March 1, 2008. The lease, with an annual base rent of $72,000, expired on February 28, 2009. A commission of approximately $2,000 was paid to a General Partner affiliate in the Second Quarter of 2008 in relation to the lease extension. Daytona’s is currently paying rent of $6,000 on a month-to-month basis. Management plans to work with the tenant to possibly extend the lease.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. Daytona’s is delinquent on one month of its property tax escrow obligations and as of December 31, 2008, escrow payments held by the Partnership totaled approximately $19,000.

Denny’s- Phoenix, Arizona Property

The lease, with an annual base rent of $72,000, is set to expire on April 30, 2009. Management plans to work with the tenant to possibly extend the lease.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management does not plan to actively pursue options for its sale.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $1,529,000 at December 31, 2008, compared to $677,000 at December 31, 2007. Cash of $1,300,000 is anticipated to be used to fund the Fourth Quarter of 2008 distributions to Limited Partners in February of 2009, and cash of $143,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

The net book value of properties held for sale at December 31, 2007 amounted to approximately $816,000 and included the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (“the Wendy’s Property”) and the Blockbuster, Ogden, UT property (“the Blockbuster Property”). A letter of intent to enter into a purchase agreement for the sale of the Wendy’s Property was executed in late March of 2007 and a sales contract was executed on August 21, 2007 for the sale of the Wendy’s Property to an unaffiliated party for $1.17 million. The book value of the Wendy’s Property held for sale at December 31, 2007 amounted to approximately $420,000, and included $286,000 related to land, $128,000 related to buildings and improvements, $1000 related to deferred rent, $16,000 related to deferred charges, and $11,000 related to security deposits and unearned rental income. The Wendy’s Property was sold on May 28, 2008. A new listing contract for the sale of the Blockbuster Property (asking price of $1.25 million) was executed in December of 2007 (original listing in May of 2007). The book value of the Blockbuster Property held for sale at December 31, 2007 amounted to approximately $396,000, and included $194,000 related to land, $201,000 related to buildings and improvements (included approximately $21,000 in roofing capital improvements incurred in the Second Quarter of 2007), and $1,000 related to deferred charges. The Blockbuster Property was sold on December 1, 2008. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

Property tax cash escrow amounted to approximately $19,000 and $41,000 at December 31, 2008 and December 31, 2007, respectively. Daytona’s property tax cash escrow balance held with the Partnership as of December 31, 2007 was approximately $16,000 and payments of approximately $25,000 were received by the Partnership from Daytona’s during 2008. Daytona’s 2006-2007 second property tax installment of approximately $11,000 was paid in the First Quarter of 2008 and its 2007-2008 first property tax installment estimate of $11,000 was paid in the Third Quarter of 2008. Daytona’s property tax cash escrow balance as of December 31, 2008 was approximately $19,000. Daytona’s 2007-2008 second property tax installment of approximately $11,000 is scheduled to be due in the First Quarter of 2009. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) Former tenant, Popeye’s property tax escrow cash balance held with the Partnership as of December 31, 2007 was $25,000 and payments of approximately $29,000 were received by the Partnership from Popeye’s during 2008. The Partnership paid the tenant’s first 2007 property tax installment of approximately $27,000 in the First Quarter of 2008 and the second 2007 property tax installment of approximately $28,000 in the Fourth Quarter of 2008. The Partnership accrued and expensed the minimal shortage in the former tenant’s escrow balance as of September 30, 2008. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

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

Rents and other receivables amounted to approximately $424,000 at December 31, 2008, compared to $425,000 as of December 31, 2007. At December 31, 2008, rents and other receivables primarily included approximately $419,000 in 2008 percentage rental income accrued in the Second, Third and Fourth Quarters of 2008 for tenants who had reached their sales breakpoint. These percentage rents included $2,000 which was billed to a tenant in the Fourth Quarter of 2008 and $417,000 which were not billed to or owed by the tenant’s until the First Quarter of 2009. At December 31, 2007 rents and other receivables included $425,000 in rental income accrued during 2007 for tenants who had reached their individual sales breakpoints. These percentage rents included $9,000 which was billed to a tenant in the Fourth Quarter of 2007 and $416,000 which were not billed to or owed by the tenant’s until the First Quarter of 2008. As of December 31, 2008, only approximately $3,000 of these 2007 percentage rents had not been collected (the amount was related to the Denny’s- Northern, Phoenix, AZ property and was written-off as uncollectible in the Third Quarter of 2008).

Property tax receivable at December 31, 2008 and December 31, 2007 totaled approximately $2,000 and $1,000, respectively. The December 31, 2008 balance primarily represented one month’s of property tax escrow charges due from Daytona’s- Sports Café.

Prepaid Insurance amounted to approximately $29,000 at December 31, 2008 and 2007. The balances represented approximately ten months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $306,000 and $268,000, net of accumulated amortization, at December 31, 2008 and December 31, 2007, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $10,000 and $2,000 were paid in 2008 in relation to the lease term extensions of the Blockbuster, Ogden, UT and Daytona’s- All Sports, Des Moines, IA properties, respectively. Leasing commissions of approximately $34,000 were paid in September of 2008 in relation to the lease extensions of three (3) of the Wendy’s Properties that were assigned from Wencoast to Wendcharles. A leasing commission of approximately $14,000 was paid in December of 2008 in relation to the lease extension of one (1) of the Wendgusta Properties. Leasing commissions totaling approximately $58,000 were paid in 2007 and included a $55,125 leasing commission paid in July of 2007 in relation to the lease term extensions of four (4) of the Wendy’s properties that were assigned from Wencoast to Wendgusta and a $3,240 leasing commission paid in December of 2007 in relation to the lease extension of the Denny’s- Northern, Phoenix, AZ property (for further discussion see Investment Properties in Part I- Item 2, and Part II- Item 7). Leasing commissions of approximately $16,000 related to the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and approximately $500 related to the Blockbuster, Ogden, UT property were included in properties held for sale at December 31, 2007. For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and accrued expenses at December 31, 2008, and December 31, 2007 amounted to approximately $62,000 and $99,000, respectively, and primarily represented the accrual of professional and data processing fees, and income taxes payable.

Property tax payable at December 31, 2008 and December 31, 2007, totaled approximately $77,000 and $42,000, respectively. The December 31, 2008 balance primarily represented the vacant Park Forest, IL property’s 2008 accrued property taxes and Daytona’s property tax escrow charges related to the tenant’s property tax which are scheduled to be due in 2009. The December 31, 2007 balance primarily represented the former tenant, Popeye’s, and Daytona’s property tax escrow charges related to property tax, which were scheduled to be due in 2008. (For further disclosure see Investment in Properties in Part I- Item 2, and Part II- Item 7.)

The amounts “Due to” the General Partner were $4,465 at December 31, 2008, and primarily represented the General Partner’s portion of the Fourth Quarter 2008 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2008 of $2,390,000 and $9,245, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter of 2008 Limited Partner distributions totaling $1,300,000 were paid February 13, 2009.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2008, in the amount of $628,000 compared to income from continuing operations for the years ended December 31, 2007 and 2006 of $1,028,000 and $960,000, respectively. The variance in income from continuing operations in 2008 compared to 2007 and 2006 is due primarily to: (i) increase in monthly Partnership management fees as of March 1 each year based on allowable consumer price index adjustment; (ii) higher percentage rental income accruals for 2007; (iii) higher interest earnings during the Second and Third Quarter of 2007 due to higher interest yields and increased average cash balances; (iv) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (v) higher 2008 estimated income tax expenditures and accruals in 2008; (vi) the accrual of twelve months of estimated 2008 property tax related to the vacant Park Forest, IL property which will be due in 2009; (vii) the vacancy of the Park Forest, IL property due to the lease termination agreement (rent ceased beginning July of 2008); (viii) higher professional fees incurred during 2008 due to tenant defaults, Popeye’s lease termination and settlement, Wendy’s lease assignments, and general attorney fees for topic research; (ix) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; (x) lower investor communication expenditures, such as printing during 2007; (xi) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals and First through Fourth Quarter of 2007 accruals totaling $14,000, and $10,000, respectively for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; (xii) the March of 2006 receipt of $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005; (vii) higher income tax expenditures in the First through Third Quarters of 2006 related to the 2005 South Carolina tax return and the 2006 South Carolina estimated tax payments ; (xiii) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings Part I- Item 3.

Discontinued Operations

Income from discontinued operations was approximately $1,416,000, $1,083,000 and $283,000 for the years ended December 31, 2008, 2007, and 2006, respectively. In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2008, 2007 and 2006 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008) and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster property (sold in December of 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 and 2006 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second

Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. The potential buyer terminated the contract in early May of 2008 due to financing difficulties. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management did not currently plan to actively pursue options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed financial statements of the Quarterly 10-Q report, was approximately $593,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent, $4,000 related to rent and other receivables, and $6,000 related to unearned rental income. The net book value of the property at June 30, 2008, classified as property held for sale in the condensed balance sheets of the Quarterly 10-Q report, was approximately $600,000, which included $453,000 related to land, $140,000 related to buildings and improvements, $2,000 related to deferred rent and $5,000 related to rent and other receivables. The net book value of the buildings as shown in the condensed balance sheets of the Quarterly 10-Q report at September 30, 2008, was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the months the property was held for sale. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending March 31, 2008 and 2007 were $16,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending June 30, 2008 and 2007 were $15,000 and $12,000, respectively. The Denny’s- Northern property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the six month periods ending June 30, 2008 and 2007 were $3,000 and $24,000, respectively. These amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q report for the three and nine month periods ended September 30, 2008 and 2007 and also were included in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007.

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was therefore reclassified to an investment property in June of 2008, as the Partnership is not currently pursuing other options for its sale. The net book value of the property at March 31, 2008, classified as property held for sale in the condensed balance sheets of the Quarterly 10-Q report, was approximately $628,000, which included $444,000 related to land, $133,000 related to buildings and improvements, $28,000 related to deferred rent and $23,000 related to deferred charges. The net book value of the buildings as shown in the condensed balance sheets of the Quarterly 10-Q report at June 30, 2008, was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale. The Chinese Super Buffet property’s income from discontinued operations included in the condensed statements of income of the Quarterly 10-Q report for the three month periods ending March 31, 2008 and 2007 were $11,000 and $13,000, respectively. These amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q reports for the three and six month periods ended June 30, 2008 and 2007 and the three and nine month periods ended September 30, 2008 and 2007, and also were included in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007.

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues were $1,665,000, $1,704,000, and $1,682,000, for the years ended December 31, 2008, 2007, and 2006, respectively. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) The variance in operating revenues in 2008 compared to 2007 and 2006 is due primarily to: (i) the vacancy of the Park Forest, IL property due to the lease termination agreement (rent ceased beginning July of 2008); and (ii) higher percentage rental income accruals for 2007.

As of December 31, 2008, total base operating rent revenues should approximate $1,086,000 for the year 2009 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 2008, 2007, and 2006 total operating expenses amounted to approximately 66%, 45% and 47%, of total operating revenues, respectively.

The variance in total operating expenses in 2008 compared to 2007 and 2006 is due primarily to: (i) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (ii) higher 2008 estimated income tax expenditures in 2008; (iii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008; and (iv) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; (v) increase in monthly Partnership management fees as of March 1 each year based on allowable consumer price index adjustment; (vi) lower investor communication expenditures, such as printing during 2007; (vii) an unexpected insurance premium adjustment payment in the Second Quarter of 2006 of approximately $12,000 related to the 04/05 policy year, and Second through Fourth Quarter of 2006 accruals and First through Fourth Quarter of 2007 accruals totaling $14,000, and $10,000, respectively for estimated insurance premium adjustments related to the 05/06 and 06/07 policy years; and (viii) a settlement payment of $25,000 paid in the Third Quarter of 2006 to the Buyer of the former South Milwaukee property (For further discussion see Legal Proceedings in Part I- Item 3).

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Operating write-offs for non-collectible rents and receivables totaling approximately $5,000 were incurred in the Third Quarter of 2008. Such write-off was the result of defaults by the former tenant of the Denny’s- Northern, Phoenix, AZ property. There were no operating write-offs for non-collectible rents and receivables for the years ended December 31, 2007 and 2006.

Other Income

For the years ended December 31, 2008, 2007 and 2006 the Partnership did generate other income of approximately $69,000, $90,000 and $73,000, respectively. During 2008 and 2007, the Partnership received approximately $3,000 and $13,000, respectively, in investor service fees related to the voiding and reissuance of old outstanding limited partner distribution checks. During March of 2006, the Partnership received $25,000 from DiFede in satisfaction of the Judgment recorded in the Broward County, Florida Circuit Court in January of 2005. (See Investment Properties- Former Miami Subs- Palm Beach, FL Property in Part I- Item 2, and Part II- Item 7.)

During 2008, 2007 and 2006 revenues were generated from interest earnings and small recoveries from former General Partners. Higher interest yields were recognized in 2007 due to higher interest rates and higher average cash balances (Sunrise Preschool Property sold in April of 2007 and net sale proceeds distributed in August of 2007). Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from operating percentage rents represented only 26% of operating rental income for 2008 (does not include rental income from properties sold during 2008). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

To the Partners

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2008 and 2007 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the 2008 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of DiVall Insured Income Properties 2 Limited Partnership’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express as opinion thereon.

/s/ McGladrey and Pullen, LLP

Chicago, Illinois

March 27, 2009

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2008 and 2007

ASSETS

	December 31, 2008	December 31, 2007
INVESTMENT PROPERTIES: (Note 3)
Land	$4,110,467	$4,239,917
Buildings	6,692,027	6,829,763
Accumulated depreciation	(4,438,474)	(4,239,573)

Net investment properties	$6,364,020	$6,830,107

OTHER ASSETS:
Cash and cash equivalents	$1,528,935	$677,411
Cash held in Indemnification Trust (Note 8)	449,624	438,055
Property held for sale (Note 3)	0	816,402
Property tax cash escrow	19,020	40,693
Rents and other receivables	424,022	425,282
Property tax receivable	2,422	1,203
Deferred rent receivable	44,015	59,621
Prepaid insurance	28,939	28,614
Deferred charges, net	306,462	268,224

Total other assets	$2,803,439	$2,755,505

Total assets	$9,167,459	$9,585,612

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2008 and 2007

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2008	December 31, 2007
LIABILITIES:
Accounts payable and accrued expenses	$61,561	$98,603
Property tax payable	77,191	41,897
Due to General Partner	4,465	2,339
Security deposits	93,440	99,040
Unearned rental income	0	57,640

Total liabilities	$236,657	$299,519

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner -
Cumulative net income	$296,493	$276,053
Cumulative cash distributions	(122,321)	(113,076)

	$174,172	$162,977

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	35,718,659	33,695,145
Cumulative cash distributions	(65,480,268)	(63,090,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$8,756,630	$9,123,116

Total partners’ capital	$8,930,802	$9,286,093

Total liabilities and partners’ capital	$9,167,459	$9,585,612

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
OPERATING REVENUES:
Rental income (Note 5)	$1,665,251	$1,704,486	$1,681,706

TOTAL OPERATING REVENUES	$1,665,251	$1,704,486	$1,681,706

EXPENSES:
Partnership management fees (Note 6)	$232,205	$225,657	$218,523
Restoration fees (Note 6)	535	497	497
Insurance	9,249	46,522	61,564
General and administrative	155,513	92,973	91,308
Advisory Board fees and expenses	9,500	9,500	11,375
Professional services	156,115	174,778	170,261
Property tax expense	57,085	0	0
Personal property taxes	820	820	820
Write-off of uncollectible receivables	5,445	0	0
Settlement expense (Note 10)	0	0	25,000
Property impairment write-downs	267,186	0	0
Depreciation	187,389	201,832	201,831
Amortization	11,334	10,780	10,705
Other expenses	2,380	3,031	2,704
Adjustment to carrying value of property no longer held for sale (Note 3)	11,512	0	0

TOTAL OPERATING EXPENSES	$1,106,268	$766,390	$794,588

OTHER INCOME
Interest income	$34,067	$64,213	$32,347
Judgment claim (Note 3)	0	0	25,000
Other income	21,719	13,377	2,878
Recovery of amounts previously written off (Note 2)	13,381	12,428	12,429

TOTAL OTHER INCOME	$69,167	$90,018	$72,654

INCOME FROM CONTINUING OPERATIONS	$628,150	$1,028,114	$959,772
INCOME FROM DISCONTINUED OPERATIONS (Note 3)	1,415,804	1,082,888	283,461

NET INCOME	$2,043,954	$2,111,002	$1,243,233

NET INCOME- GENERAL PARTNER	$20,440	$21,110	$12,432
NET INCOME- LIMITED PARTNERS	2,023,514	2,089,892	1,230,801

	$2,043,954	$2,111,002	$1,243,233

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$13.44	$21.99	$20.53
INCOME FROM DISCONTINUED OPERATIONS	30.28	23.17	6.06

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$43.72	$45.16	$26.59

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2008, 2007 and 2006

	General Partner				Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2005	$242,511	$(99,659)	$142,852	$39,358,468	$30,374,452	$(57,115,268)	$(840,229)	$11,777,423
Cash Distributions ($66.98 per limited partnership interest)		(4,973)	(4,973)			(3,100,000)		(3,100,000)
Net Income	12,432		12,432		1,230,801			1,230,801

BALANCE AT DECEMBER 31, 2006	254,943	(104,632)	150,311	39,358,468	31,605,253	(60,215,268)	(840,229)	9,908,224
Cash Distributions ($62.12 per limited partnership interest)		(8,444)	(8,444)			(2,875,000)		(2,875,000)
Net Income	21,110		21,110		2,089,892			2,089,892

BALANCE AT DECEMBER 31, 2007	276,053	(113,076)	162,917	39,358,468	33,695,145	(63,090,268)	(840,229)	9,123,116
Cash Distributions ($51.64. per limited partnership interest)		(9,245)	(9,245)			(2,390,000)		(2,390,000)
Net Income	20,440		20,440		2,023,514			2,023,514

BALANCE AT DECEMBER 31, 2008	$296,493	$(122,321)	$174,172	$39,358,468	$35,718,659	$(65,480,268)	$(840,229)	$8,756,630

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,043,954	$2,111,002	$1,243,233
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	215,025	225,547	253,126
Recovery of amounts previously written off	(13,381)	(12,429)	(12,429)
Provision for non-collectible rents and other receivables	5,445	0	0
Property impairment write-downs	267,186	0	0
Net gain on disposal of assets	(1,260,262)	(886,859)	0
Interest applied to Indemnification Trust account	(11,569)	(20,195)	(19,161)
(Increase) Decrease in rents and other receivables	(4,185)	7,158	(1,322)
Decrease (Increase) in property tax cash escrow	21,673	(10,496)	(12,930)
(Increase) Decrease in prepaid insurance	(325)	3,012	937
Decrease in deferred rent receivable	14,912	19,573	17,349
(Increase) Decrease in property tax receivable	(1,219)	9,500	(4,023)
(Decrease) Increase in accounts payable and accrued expenses	(37,042)	9,284	30,610
Increase in property tax payable	35,294	997	16,953
Increase (Decrease) in due to General Partner	2,126	(41)	(2,869)
Decrease in security deposits	(11,200)	(9,945)	0
(Decrease) Increase in unearned rental income	(63,240)	33,860	2,815

Net cash from operating activities	$1,203,192	$1,479,968	$1,512,289

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of investment properties	$2,094,268	$1,522,521	$0
Investment in Building Improvements	0	(21,290)	0
Payment of leasing commissions	(60,072)	(58,365)	(12,960)
Recoveries from former General Partner affiliates	13,381	12,429	12,429

Net cash from (used in) investing activities	$2,047,577	$1,455,295	$(531)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(2,390,000)	$(2,875,000)	$(3,100,000)
Cash distributions to General Partner	(9,245)	(8,444)	(4,973)

Net cash used in financing activities	$(2,399,245)	$(2,883,444)	$(3,104,973)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$851,524	$51,819	$(1,593,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	677,411	625,592	2,218,807

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,528,935	$677,411	$625,592

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of December 31, 2008, the Partnership owned sixteen (16) properties.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in May of 2009 (“2009 Consent”), which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership. The 2009 Consent will also include a vote to extend the term of the Partnership for ten years to November 30, 2020.

Significant Accounting Policies

Rental revenue from investment properties is recognized on the straight-line basis over the term of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2008 and 2007 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2008 and December 31, 2007, accumulated amortization amounted to $46,250 and $57,056, respectively (includes amounts included in properties held for sale at December 31, 2007).

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

The Partnership generally maintains cash and cash equivalents in federally insured accounts in a bank that is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of December 31, 2008, eight (8) of the Partnership’s sixteen (16) properties are leased to two (2) significant tenants who comprised 43% and 18%, respectively, of the total 2008 operating base rents. The percentage calculation does not include income from properties sold during 2008.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale, depreciation of the properties is ceased, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any deprecation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria with SFAS No. 144 have been met.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the vacant Park Forest, IL property was reduced by $267,186 to its estimated fair market value of $50,000 during the Third Quarter of 2008.

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner, TPG, of the Partnership believes that the carrying value of its assets (exclusive of the Investment Property) and liabilities approximate fair value due to the relatively short maturity of these instruments.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until fiscal years beginning after November 15, 2008. The Partnership’s adoption of SFAS No. 157 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2008 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2008 financial statements by approximately $7,097,000.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2008 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Net income, per statements of income	$2,043,954	$2,111,002	$1,243,233
Book to tax depreciation difference	41,784	(46,470)	(37,070)
Tax over (under) Book gain from asset disposition	21,555	7,271	0
Straight line rent adjustment	17,067	19,573	17,349
Prepaid rent	63,240	33,860	2,816
Impairment write-down of assets held	267,186	0	0

Net income for tax reporting purposes	$2,244,738	$2,125,236	$1,226,328

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Partnership’s adoption of FIN No. 48, effective January 1, 2007, did not have a material impact on its financial statements.

Recent Accounting Pronouncements

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“FAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS No. 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS No. 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008. FAS No. 141(R) will have a significant impact on the accounting for any future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FAS No. 160 is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Since the Partnership owns 100% of the Properties, the Partnership does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2008, $5,886,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2008, the Partnership has recognized a total of $1,198,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2008, the Partnership owned fifteen (15) fully constructed fast-food restaurants and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant (reclassified to a property held for sale in January of 2008 and then reclassified to an investment property at September 30, 2008), one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant (reclassified to a property held for sale in March of 2008 and then reclassified to an investment property in June of 2008), one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, in the Third Quarter of 2008, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000. The reduction included $129,450 related to land and $137,736 related to buildings.

During 2008, 2007 and 2006, the Partnership recognized income from discontinued operations of approximately $1,416,000, $1,083,000 and $283,000, respectively. The 2008, 2007 and 2006 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale in the First Quarter and Second Quarters of 2007, respectively. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008) and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster property (sold in December of 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 and 2006 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way.

The components of property held for sale in the balance sheets as of December 31, 2008 and 2007 are outlined below:

	December 31, 2008	December 31, 2007
Balance Sheet:
Land	$0	$480,418
Buildings, net	0	329,301
Deferred rent receivable	0	1,462
Deferred charges, net	0	16,421
Security deposits	0	(5,600)
Unearned rental income	0	(5,600)

Property held for sale	$0	$816,402

The components of discontinued operations included in the statements of income for the years ended December 31, 2008, 2007 and 2006 are outlined below:

	December 31, 2008	December 31, 2007	December 31, 2006
Revenues
Rental Income	$133,413	$231,584	$331,023

Other Income	30,600	0	0

Total Revenues	$164,013	$231,584	$331,023

Expenses
Insurance	$827	$827	$827
Professional services	527	7,038	4,045
Maintenance and Repair	2,327	14,755	2,100
Depreciation	0	6,455	34,476
Amortization	4,790	6,480	6,114

Total Expenses	$8,471	$35,555	$47,562

Income from Rental Operations	$155,542	$196,029	$283,461
Net gain on sale of properties	1,260,262	886,859	0

Income from Discontinued Operations	$1,415,804	$1,082,888	$283,461

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract was executed on March 5, 2008 for the sale of the Denny’s- Phoenix, AZ property to an unaffiliated party. In early May, the buyer of the property withdrew from the sales contract dated March 5, 2008 due to financing difficulties. In addition, the listing agreement with the unaffiliated broker for the sale of the property expired in the Second Quarter of 2008. As of June 30, 2008, Management continued to hold the property for sale as they were pursuing other options for its potential sale. However, the property was reclassified to an investment property as of September 30, 2008, as Management had determined that options for its sale would not be actively pursued. The net book value of the buildings was adjusted in the Third Quarter of 2008 by $8,664 for the depreciation during the nine months the property was held for sale.

The components of the Denny’s- Northern, Phoenix, AZ property held for sale, that were included in the condensed balance sheets in the March 31, 2008 and June 30, 2008 Quarterly 10-Q reports, are outlined below:

	March 31, 2008 (Unaudited)	June 30, 2008 (Unaudited)
Balance Sheet:
Land	$453,433	$453,433
Buildings, net	139,593	139,593
Rents and other receivables	3,571	5,502

Deferred charges, net	2,340	1,800
Unearned rental income	(6,000)	0

Property held for sale	$592,938	$600,329

The components of the Denny’s- Northern, Phoenix, AZ property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q reports for the thee months periods ending March 31, 2008 and 2007, and the three and six month periods ending June 30, 2008 and 2007 are outlined below (these amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q report for the three and nine month periods ended September 30, 2008 and 2007 and in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007):

	Three Month Period Ended March 31, 2008 (Unaudited)	Three Month Period Ended March 31, 2007 (Unaudited)
Statements of Income:
Revenues:
Rental income	$18,248	$15,086

Total Revenues	$18,248	$15,086

Expenses:
Professional services	$1,726	$0
Depreciation	0	2,888
Amortization	540	428

Total Expenses	$2,266	3,316

Income from Discontinued Operations	$15,982	$11,770

	Three Month Period Ended June 30, 2008 (Unaudited)	Three Month Period Ended June 30, 2007 (Unaudited)	Six Month Period Ended June 30, 2008 (Unaudited)	Six Month Period Ended June 30, 2007 (Unaudited)
Statements of Income:
Revenues:
Rental income	$18,000	$15,086	$36,248	$30,172

Total Revenues	$18,000	$15,086	$36,248	$30,172

Expenses:
Professional services	$2,017	$0	$3,743	$0
Depreciation	0	2,888	0	5,776
Amortization	540	428	1,080	856

Total Expenses	$2,557	3,316	$4,823	$6,632

Income from Discontinued Operations	$15,443	$11,770	$31,425	$23,540

The Chinese Super Buffet, Phoenix, AZ property was reclassified to a property held for sale in March of 2008 due to the execution of a sales contract with an unaffiliated party. The potential buyer terminated the contract in early June of 2008 due to difficulties in obtaining a tenant lease termination. The property was reclassified to an investment property as of June 30, 2008, as the Partnership was not currently pursuing other options for its sale. The net book value of the buildings was adjusted in the Second Quarter of 2008 by $2,848 for the depreciation during the months the property was held for sale.

The components of the Chinese Super Buffet, Phoenix, AZ property held for sale, that were included in the condensed balance sheets as of March 31, 2008 in the Quarterly 10-Q, report.are outlined below:

March 31, 2008 (Unaudited)
Balance Sheet:
Land	$444,224
Buildings, net	132,922
Deferred rent receivable	28,057
Deferred charges, net	22,943

Property held for sale	$628,146

The components of the Chinese Super Buffet, Phoenix, AZ property’s income from discontinued operations included in the condensed statements of income in the Quarterly 10-Q report for the three month periods ending March 31, 2008 and 2007 are outlined below ((these amounts were included in income from continuing operations in the condensed statements of income in the Quarterly 10-Q reports for the three and six month periods ended June 30, 2008 and 2007 and the three and nine month periods ended September 30, 2008 and 2007 and in income from continuing operations in the statements of income for the years ended December 31, 2008 and 2007):

	Three Month Period Ended March 31, 2008 (Unaudited)	Three Month Period Ended March 31, 2007 (Unaudited)
Statements of Income:
Revenues:
Rental income	$16,415	$16,560

Total Revenues	$16,415	$16,560

Expenses:
Professional services	$1,590	$0
Depreciation	2,848	2,848
Amortization	1,208	1,208

Total Expenses	$5,646	$4,056

Income from Discontinued Operations	$10,769	$12,504

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

As of December 31, 2008, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2009	$1,085,650
2010	937,500
2011	938,500
2012	939,500
2013	851,028
Thereafter	5,866,425

$10,618,603

Operating percentage rentals included in rental income from operations in 2008, 2007, and 2006 were approximately $427,000, $444,000, and $423,000, respectively. At December 31, 2008, rents and other receivables included $2,000 of unbilled and $417,000 of unbilled percentage rents. At December 31, 2007, rents and other receivables included $9,000 of billed and $415,000 of unbilled percentage rents. As of December 31, 2008, only approximately $3,000 of these 2007 percentage rents had not been collected (the amount was related to the Denny’s- Northern, Phoenix, AZ property and was written-off as uncollectible in the Third Quarter of 2008).

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Wendcharles and Wendgusta operating base rents accounted for 18% and 43%, respectively, of the total 2008 operating base rents. In each case, the percentage calculation does not include rental income from properties sold during 2008.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $58,434 to date on the amounts recovered, which includes 2008, 2007 and 2006 fees of $535, $497 and $497, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2008, 2007, and 2006, are as follows:

General Partner	Incurred for the Year ended December 31, 2008	Incurred for the Year ended December 31, 2007	Incurred for the Year ended December 31, 2006
Management fees	$232,205	$225,657	$218,523
Restoration fees	535	497	497
Overhead allowance	18,777	18,246	17,670
Sales commission	56,600	48,000	0
Leasing commissions	55,872	58,365	6,480
Reimbursement for out-of-pocket expenses	6,848	7,250	6,832
Cash distribution	9,245	8,444	4,973

	$380,082	$366,459	$254,975

At December 31, 2008 and 2007, $4,465 and $2,339, respectively, was payable to the General Partner.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees will be paid to the General Partner. If such levels of recovery are not achieved, the General Partner will contribute the amounts escrowed toward the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of December 31, 2008. Funds are invested in U.S. Treasury securities. In addition, $199,624 of earnings has been credited to the Trust as of December 31, 2008. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance was reallocated to the Limited Partners.

10. SUBSEQUENT EVENTS:

On February 13, 2009, the Partnership made distributions to the Limited Partners of $1,300,000, which amounted to $28.09 per Interest.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Control and Procedures

Controls and Procedures

As of December 31, 2008, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Securities and Exchange Commission in Release No. 34-55959 and the interpretive guidance issued thereunder (as permitted in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended). The Partnership’s management has concluded that, as of December 31, 2008, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

TPG is an Illinois corporation with its principal office at 1100 Main Street, Suite 1830, in Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement as amended (“PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 58 - President, Founder and Director.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2008, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned	Percentage of Interests of Outstanding
Limited Partnership Interests	Jesse Small 401 NW 10th Terrace Hallandale, FL 33009	3,966	8.57%

(b.) As of December 31, 2008, neither the General Partner nor any of their affiliates owned any Interests in the Partnership.

Item 13.	Certain Relationships and Related Transactions

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005 and then an additional three years to an expiration date of December 31, 2008. Effective January 1, 2009, the PMA was renewed by TPG for the two-year period ending December 31, 2010. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG was granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. At December 31, 2008 the Partnership had fully funded the Trust.

The Partnership paid and/or accrued the following to management and its affiliates in 2008:

The Provo Group, Inc.:
Management Fees	$232,205
Restoration Fees	535
Sales Commission	56,600
Leasing Commission	58,872
Office Overhead Allowance	18,777
Direct Cost Reimbursements	6,848
Cash Distributions	9,245

2008 Total	$380,082

Item 14.	Principal Accounting Firm Fees and Services

Aggregate billings during the years 2008 and 2007 for audit services provided by the Partnership’s principal accounting firm, McGladrey & Pullen (“M&P”), to the Partnership, amounted to $62,009 and $46,625, respectively.

Aggregate billings for interim review services provided by the Partnership’s principal accounting firm, M&P, to the Partnership during the years 2008 and 2007, amounted to $12,000 and $11,850, respectively.

Tax compliance services provided by RSM McGladrey, Inc. (“RSM”) that were billed during 2008 and 2007 were $22,750 and $18,400, respectively.

For the year ended December 31, 2008, M&P provided management consulting services for the Partnership for a fee of $2,500. For the year ended December 31, 2007, M&P did not perform any management consulting services for the Partnership.

For the years December 31, 2008 and 2007, RSM, did not perform any management consulting services for the Partnership.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2008 and 2007

Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

Statements of Partners’ Capital for the Years Ended December 31, 2008, 2007, and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2008

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 13, 2009 regarding the Fourth Quarter 2008 distribution.

99.1	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 28, 2008 and December 30, 2007 prepared by Vrona, Van Schuyler & Hester, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles I, LLC for the initial period June 24, 2008 to December 28, 2008 prepared by Vrona, Van Schuyler & Hester, CPAs, PLLC.

(b)	Reports on Form 8-K:

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

The Registrant filed Form 8-K on November 19, 2004

The Registrant filed Form 8-K/A on December 2, 2004

The Registrant filed Form 8-K on November 30, 2006

The Registrant filed Form 8-K/A on December 21, 2006

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Life on which Depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Phoenix, Arizona	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$297,299	—	6/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	300,635	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	290,004	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	285,263	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	212,323	—	12/22/88	31.5
Park Forest, Illinois (3) (4)	—	187,900	393,038	—	50,000	255,302	305,302	255,302	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	244,406	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	259,356	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	192,806	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	166,405	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	297,652	—	3/14/89	31.5
Des Moines, Iowa (1)	—	164,096	448,529	$287,991	161,996	551,057	713,053	379,245	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	253,209	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	227,398	—	12/29/89	31.5
Grand Forks, North Dakota	—	172,701	566,674	—	172,701	566,674	739,375	350,570	—	12/28/89	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,465	426,601	—	6/1/90	31.5

	$0	$4,281,607	$6,788,904	$287,991	$4,110,467	$6,692,027	$10,802,494	$4,438,474

(1)	This property was written down to its estimated net realizable value at December 31, 1998.

(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

(3)	In the Fourth Quarter of 2007, a small strip of the land was purchased from the Partnership by the Illinois Department of Transportation to be used as street right of way.

(4)	This property was written down $267,186 ($129,450 related to land and $137,736 related to buildings and improvements) to its estimated net realizable value during the Third Quarter of 2008.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2008	Year Ended December 31, 2007	Accumulated Depreciation	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at beginning of year	$11,069,680	$12,305,493	Balance at beginning of year	$4,239,573	$4,470,221
Additions:
Blockbuster- Ogden, UT (1)		21,290	Additions charged to costs and expenses	198,901	208,287
Deletions:
Wendy’s- 1515 Savannah Hwy, Charleston, SC Reclassified (2)		(580,938)	Wendy’s- 1515 Savannah Hwy, Charleston, SC Reclassifed (2)		(166,677)
Blockbuster- Ogden, UT Reclassified (3)		(667,715)	Blockbuster- Ogden, UT Reclassified (3)		(272,258)
Popeye’s- Park Forest, IL (4) (5)	(267,186)	(8,450)

Balance at end of year	$10,802,494	$11,069,680	Balance at end of year	$4,438,474	$4,239,573

(1)	Capitalized roofing expenditures were incurred at the Blockbuster, Ogden, UT property in the Second Quarter of 2007.

(2)	This property was reclassified to property held for sale in the First Quarter of 2007 and sold in the Second Quarter of 2008.

(3)	This property was reclassified to property held for sale in the Second Quarter of 2007 and sold in the Fourth Quarter of 2008.

(4)	A small strip of land was sold to the Illinois Department of Transportation to be used for street right of way in the Fourth Quarter of 2007.

(5)	The property was written-down $267,186 to its estimated net realizable value during the Third Quarter of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	March 27, 2009