Form 10-Q
period 2009-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2009-05-14
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2009 and December 31, 2008

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$4,110,467	$4,110,467
Buildings	6,692,027	6,692,027
Accumulated depreciation	(4,486,002)	(4,438,474)

Net investment properties	$6,316,492	$6,364,020

OTHER ASSETS:

Cash and cash equivalents	$751,323	$1,528,935
Cash held in Indemnification Trust (Note 8)	449,779	449,624
Property taxes cash escrow	14,786	19,020
Rents and other receivables	13,646	424,022
Property taxes receivable	2,422	2,422
Deferred rent receivable	41,155	44,015
Prepaid insurance	20,257	28,939
Deferred charges, net	300,528	306,462

Total other assets	$1,593,896	$2,803,439

Total assets	$7,910,388	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2009 and December 31, 2008

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and other accrued expenses	$39,159	$61,561
Property taxes payable	59,873	77,191
Due to General Partner	800	4,465
Security deposits	93,440	93,440

Total liabilities	$193,272	$236,657

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner
Cumulative net income	$297,360	$296,493
Cumulative cash distributions	(122,668)	(122,321)

	$174,692	$174,172

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	35,804,453	35,718,659
Cumulative cash distributions	(66,780,268)	(65,480,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$7,542,424	$8,756,630

Total partners’ capital	$7,717,116	$8,930,802

Total liabilities and partners’ capital	$7,910,388	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF INCOME

For the Three-Month Periods Ended March 31, 2009 and 2008

(Unaudited)

	Three Months ended March 31,
	2009	2008
OPERATING REVENUES:
Rental income (Note 5)	$301,084	$320,304
Insurance expense recovery	0	12,000

TOTAL OPERATING REVENUES	$301,084	$332,304

OPERATING EXPENSES
Partnership management fees (Note 6)	$59,079	$57,213
Restoration fees (Note 6)	124	162
Insurance	8,682	8,584
General and administrative	30,130	57,435
Advisory Board fees and expenses	2,125	2,625
Professional services	51,712	46,339
Property tax expense	14,250	0
Other expenses	1,036	0
Adjustment to carrying value of property (Note 3) no longer held for sale (Note 3)	0	2,888
Depreciation	47,528	44,682
Amortization	5,754	2,627

TOTAL OPERATING EXPENSES	$220,420	$222,555

OTHER INCOME
Interest income	$1,199	$9,952
Recovery of amounts previously written off (Note 2)	3,107	4,060
Other income	1,691	300

TOTAL OTHER INCOME	$5,997	$14,312

INCOME FROM CONTINUING OPERATIONS	$86,661	$124,061
INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	0	67,834

NET INCOME	$86,661	$191,895

NET INCOME- GENERAL PARTNER	$867	$1,919
NET INCOME- LIMITED PARTNERS	85,794	189,976

	$86,661	$191,895

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$1.85	$2.65
INCOME FROM DISCONTINUED OPERATIONS	0	1.45

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$1.85	$4.10

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three-Month Periods Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$86,661	$191,895
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	53,282	51,586
Recovery of amounts previously written off	(3,107)	(4,060)
Interest applied to PMA Indemnification Trust account	(155)	(3,405)
Changes in operating accounts:
Decrease in property taxes cash escrow	4,234	22,842
Decrease in rents and other receivables	410,376 251,861	404,982 251,861
Decrease in prepaid insurance	8,682	8,584
Decrease (Increase) in deferred rent receivable	2,860	(407)
Increase in property taxes receivable	0	(6,550)
Decrease in due to General Partner	(3,665)	(1,118)
Decrease in accounts payable and other accrued expenses	(22,402)	(5,392)
Decrease in property taxes payable	(17,318)	(16,292)
Increase in unearned rental income	0	6,000

Net cash flows provided by operating activities	$519,448	$648,665

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Payment of leasing commissions	$180	$(5,100)
Recoveries from former General Partner affiliates	3,107	4,060

Net cash flows provided by (used in) investing activities	$3,287	$(1,040)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(1,300,000)	$(375,000)
Cash distributions to General Partner	(347)	(768)

Net cash flows used in financing activities	$(1,300,347)	$(375,768)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(777,612)	$271,857

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,528,935	677,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$751,323	$949,268

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2008 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2009 and December 31, 2008, and the statements of income and cash flows for the three month periods ended March 31, 2009 and 2008.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of March 31, 2009, the Partnership owned sixteen (16) properties.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern. The Partnership intends to solicit Limited Partners during 2009 to determine whether the Limited Partners wish to extend the term of the Partnership for ten (10) years to November 30, 2020, or wish the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010.

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

As of March 31, 2009 and December 31, 2008 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2009 and December 31, 2008, accumulated amortization amounted to $52,004 and $46,250, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of March 31, 2009, eight (8) of the Partnership’s sixteen (16) properties are leased to two (2) significant tenants who have comprised 45% and 18%, respectively, of the total 2009 operating base rents.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale depreciation of the properties is ceased, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any deprecation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

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

Recent Accounting Pronouncements

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133” (“FAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership adopted SFAS No. 161 as required, effective January 1, 2009. As this pronouncement is only disclosure-related, it did not have an impact on the financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS No. 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS No. 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008. The Partnership adopted FAS No. 141(R) as required, effective January 1, 2009. FAS No. 141(R) will have a significant impact on the accounting for any future business combinations after the effective date and will impact the financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FAS No. 160 is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Partnership adopted FAS No. 160 as required, effective January 1, 2009. Since the Partnership owns 100% of the Properties, the adoption of this standard did not have a material impact on its financial position or results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2009, approximately $5,889,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2009, the Partnership has recognized a total of approximately $1,201,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet, one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

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

The Partnership did not recognize income from discontinued operations during the three month period ended March 31, 2009. During the three month period ended March 31, 2008, the Partnership recognized income from discontinued operations of approximately $68,000. The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

There were no properties held for sale in the condensed balance sheets as of March 31, 2009 and December 31, 2008.

The components of discontinued operations included in the condensed statement of income for the three month periods ended March 31, 2009 and 2008 are outlined below:

	Three Month Period ended March 31, 2009	Three Month Period ended March 31, 2008
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental Income	$0	$45,962
Other Income	0	25,000

Total Revenues	$0	$70,962

Expenses:
Professional services	$0	$1,088
Maintenance and repair	0	650
Amortization	0	1,390

Total Expenses	$0	$3,128

Income from Discontinued Operations	$0	$67,834

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

As of March 31, 2009, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2009	$1,085,650
2010	937,500
2011	938,500
2012	939,500
2013	851,028
Thereafter	5,866,425

$10,618,603

At December 31, 2008, rents and other receivables included $2,000 of billed and $417,000 of unbilled percentage rents. As of March 31, 2009, approximately $6,000 of these 2008 percentage rents had not been collected.

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Wendcharles and Wendgusta operating base rents have accounted for 18% and 45%, respectively, of the total 2009 operating base rents.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993, the General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts, subject to an initial amount of $159,000 minimum. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2009, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.84% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2009, the minimum monthly Base Fee paid by the Partnership was raised to $20,233 and the maximum monthly Expense reimbursement was raised to $1,632.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,558 on the amounts recovered, which includes fees received for the three-month periods ended March 31, 2009 and 2008 of $124 and $162 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2009 and 2008 are as follows:

	Incurred for the Three Month Period ended March 31, 2009	Incurred for the Three Month Period ended March 31, 2008
	(Unaudited)	(Unaudited)
General Partner

Management fees	$59,079	$57,213
Restoration fees	124	162
Overhead allowance	4,776	4,629
Leasing commissions	(180)	3,060
Reimbursement for out-of-pocket expenses	1,488	1,500
Cash distribution	347	768

	$65,634	$67,332

At March 31, 2009 and December 31, 2008, $800 and $4,465, respectively, was payable to the General Partner.

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of March 31, 2009. Funds are invested in U.S. Treasury securities. In addition, $199,779 of earnings has been credited to the Trust as of March 31, 2009. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the

Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

12. SUBSEQUENT EVENTS:

On May 15, 2009, the Partnership is scheduled to make distributions to the Limited Partners of $230,000 amounting to approximately $4.97 per Unit Interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at March 31, 2009 were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet), one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

Six (6) of the sixteen (16) properties owned as of March 31, 2009 were leased to Wendgusta, LLC (“Wendgusta”), a Wendy’s franchisee. Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2008 and December 31, 2007. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit or review Wendgusta and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the sixteen (16) properties owned as of March 31, 2009 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.2. These financial statements were prepared by Wendcharles’ accountants. The Partnership has no rights to audit or review Wendcharles and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendcharles. The Partnership has no reason to believe the Wendcharles financial statements do not accurately reflect the financial position of Wendcharles.

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

The Partnership did not recognize income from discontinued operations during the three month period ended March 31, 2009. During the three month period ended March 31, 2008, the Partnership recognized income from discontinued operations of approximately $68,000. The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

The following summarizes significant developments, by property, for properties with such developments.

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease extension began, and was effective, as of March 1, 2008. The lease, with an annual base rent of $72,000, expired on February 28, 2009. A commission of approximately $2,000 was paid to a General Partner affiliate in the Second Quarter of 2008 in relation to the lease extension. Daytona’s is currently billed month-to-month rent of $6,000 until a further lease extension is executed or the tenant vacates the property. As of March 31, 2009, Daytona’s was delinquent on one month-to-month rent (past due amount of $6,000 was collected in April of 2009).

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of March 31, 2009, Daytona’s was delinquent on one month-to-month property tax escrow obligation (past due amount of approximately $2,500 was collected in April of 2009). Escrow payments held by the Partnership totaled approximately $15,000.

Denny’s- Phoenix, Arizona Property

The lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant is currently not cooperating with Management on a timely extension of the lease.

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

As of December 31, 2008, the Partnership had accrued twelve months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009 (the first installment was paid in February of 2009 and the second installment is scheduled to be paid in the Third Quarter of 2009). Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the Park Forest property’s second 2007 property tax installment paid in November of 2008. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008. As of March 31, 2009, the Partnership has accrued three months of estimated 2009 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010.

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

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease was set to expire on January 31, 2009 and included annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and or accrued in the First Quarter of 2008. In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension began on February 1, 2009 and expires on January 31, 2010 and includes an annual base rent of $108,000. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid/and or accrued in the Third Quarter of 2008.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $751,000 at March 31, 2009, compared to $1,529,000 at December 31, 2008. Cash of $230,000 is anticipated to be used to fund the First Quarter of 2009 distribution to Limited Partners in May of 2009, and cash of $100,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $15,000 at March 31, 2009, compared to $19,000 at December 31, 2008. Daytona’s property tax cash escrow balance held with the Partnership as of December 31, 2008 was approximately $19,000 and payments of approximately $7,000 were received by the Partnership from Daytona’s during the First Quarter of 2009. Daytona’s 2007-2008 second property tax installment of approximately $11,000 was paid in the First Quarter of 2009. Daytona’s 2008-2009 estimated first property tax installment of approximately $12,000 is scheduled to be paid during the Third Quarter of 2009. (For further disclosure see Investment Properties in Item 2.)

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

Rents and other receivables amounted to approximately $14,000 at March 31, 2009, compared to $424,000 at December 31, 2008. The March 31, 2009 balance included Daytona’s one month-to-month rent delinquency (the March of 2009 billing payment was received in April of 2009) of approximately $6,000 and Denny’s and Daytona’s outstanding 2008 percentage rents billings balance of $2,000 and 4,000, respectively. At December 31, 2008, rents and other receivables primarily included approximately $419,000 in 2008 percentage rental income accrued in the Second, Third and Fourth Quarters of 2008 for tenants who had reached their sales breakpoint. These percentage rents included $2,000 which was billed to a tenant in the Fourth Quarter of 2008 and $417,000 which were not billed to the tenant’s until the First Quarter of 2009. As of March 31, 2009, only approximately $6,000 of these 2008 percentage rents had not been collected.

Property tax receivable at March 31, 2009 totaled approximately $2,000, compared to $2,000 at December 31, 2008. The March 31, 2009 and the December 31, 2008 balances represented one month’s of property tax escrow charges due from Daytona’s- Sports Café.

Deferred charges totaled approximately $301,000, net of accumulated amortization, at March 31, 2009, compared to $306,000 at December 31, 2008. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $10,000 and $2,000 were paid in 2008 in relation to the lease term extensions of the Blockbuster, Ogden, UT and Daytona’s- All Sports, Des Moines, IA properties, respectively. Leasing commissions of approximately $34,000 were paid in September of 2008 in relation to the lease extensions of three (3) of the Wendy’s Properties that were assigned from Wencoast to Wendcharles. A leasing commission of approximately $14,000 was paid in December of 2008 in relation to the lease extension of one (1) of the Wendgusta Properties. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at March 31, 2009, amounted to approximately $39,000, compared to $62,000 at December 31, 2008. The balances primarily represented the accruals of auditing and, data processing fees, and income taxes payable.

Property tax payable at March 31, 2009 and December 31, 2008 totaled approximately $60,000 and $77,000, respectively. The December 31, 2008 balance primarily represented the vacant Park Forest, IL property’s 2008 accrued property taxes and Daytona’s property tax escrow charges related to the tenant’s property tax which were scheduled to be due in 2009. As of March 31, 2009, the Partnership has accrued three months of estimated 2009 property tax that will be due to the taxing authority during 2010 and has paid the first installment of the 2008 property tax related to the vacant Park Forest, IL property. The remainder of the March 21, 2009 balance includes Daytona’s property tax escrow charges. The second installment of the tenant’s 2007-2008 property tax was paid during the First Quarter of 2009 and the first installment of the tenant’s 2008-2009 property tax is scheduled to be paid during the Third Quarter of 2009.

Due to the General Partner amounted to approximately $800 at March 31, 2009 and primarily represented the General Partner’s First Quarter of 2009 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2009 of $1,300,000 and $347, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay First Quarter of 2009 distributions of $230,000 on May 15, 2009.

Results of Operations

The Partnership reported income from continuing operations for the three month periods ended March 31, 2009 and 2008, of $87,000 and $124,000, respectively. The variance in income from continuing operations in 2009 compared to 2008 is due primarily to: (i) the vacancy of the Park Forest, IL property effective June 30, 2008; (ii) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008; (iii) the accrual of three months of estimated 2009 property tax related to the vacant Park Forest, IL property; (iv) the recognition of higher interest yields in the First Quarter of 2008; and (v) higher investor communication expenditures in the First Quarter of 2008; and (vi) higher 2008 income tax expenditures in the First Quarter of 2008.

Discontinued Operations

The Partnership did not recognize income from discontinued operations during the three month period ended March 31, 2009. During the three month period ended March 31, 2008, the Partnership recognized income from discontinued operations of approximately $68,000. The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $301,000 and $332,000, for the three month periods ended March 31, 2009 and 2008, respectively. The variance in total operating revenues in 2009 compared to 2008 is due primarily to: (i) the vacancy of the Park Forest, IL property effective June 30, 2008; and (ii) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008.

As of March 31, 2009, total base operating rent revenues should approximate $1,086,000 for the year 2009 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended March 31, 2009 and 2008, total operating expenses amounted to approximately 73% and 67%, respectively, of total revenues. The variance in total operating expenses in 2009 compared to 2008 is due primarily to: (i) ) the accrual of three months of estimated 2009 property tax related to the vacant Park Forest, IL property; (ii) higher investor communication expenditures in the First Quarter of 2008; and (iii) higher 2008 income tax expenditures in the First Quarter of 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three month periods ended March 31, 2009 and 2008, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three month periods ended March 31, 2009 and 2008, the Partnership generated other income of approximately $6,000 and $14,000, respectively.

Other revenues came primarily from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 26% of operating rental income for the year ended 2008 (does not include operating income from properties sold during 2008). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Controls and Procedures

Based on their evaluation as of March 31, 2009, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed May 15, 2009 regarding the First Quarter of 2009 distribution.

Report on Form 8-K:

The Registrant has not filed a Form 8-K in 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	May 14, 2009