Form 10-Q
period 2009-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2009-08-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)
Land	$4,110,467	$4,110,467
Buildings	6,692,027	6,692,027
Accumulated depreciation	(4,533,529)	(4,438,474)

Net investment properties	$6,268,965	$6,364,020

OTHER ASSETS:
Cash	$662,444	$1,528,935
Cash held in Indemnification Trust (Note 8)	449,935	449,624
Property taxes cash escrow	22,041	19,020
Rents and other receivables	18,191	424,022
Property taxes receivable	2,422	2,422
Deferred rent receivable	38,693	44,015
Prepaid insurance	11,575	28,939
Deferred charges, net	298,094	306,462

Total other assets	$1,503,395	$2,803,439

Total assets	$7,772,360	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and other accrued expenses	$38,555	$61,561
Property taxes payable	81,378	77,191
Due to General Partner	739	4,465
Security deposits	93,440	93,440

Total liabilities	$214,112	$236,657

CONTINGENT LIABILITIES: (Note 7 and 8)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner
Cumulative net income	$298,074	$296,493
Cumulative cash distributions	(122,954)	(122,321)

	$175,120	$174,172

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	35,875,157	35,718,659
Cumulative cash distributions	(67,010,268)	(65,480,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$7,383,128	$8,756,630

Total partners’ capital	$7,558,248	$8,930,802

Total liabilities and partners’ capital	$7,772,360	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF INCOME

For the Three and Six Month Periods Ended June 30, 2009 and 2008

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Rental income (Note 5)	$311,272	$330,677	$612,356	$650,981
Other Income	12,500	0	12,500	0

TOTAL OPERATING REVENUES	$323,772	$330,677	$624,856	$650,981

OPERATING EXPENSES
Partnership management fees (Note 6)	$60,613	$58,369	$119,692	$115,581
Restoration fees (Note 6)	86	86	210	249
Insurance	8,682	(4,243)	17,363	(7,658)
General and administrative	39,485	42,854	69,615	100,291
Advisory Board fees and expenses	2,625	2,125	4,750	4,750
Professional services	75,277	49,746	126,989	96,084
Property tax expense	14,250	32,000	28,500	32,000
Other property expenses	376	2,380	1,413	2,380
Adjustment to carrying value of property (Note 3)	0	5,736	0	8,624
Depreciation	47,527	41,834	95,055	86,515
Amortization	6,574	3,023	12,328	5,649

TOTAL OPERATING EXPENSES	$255,495	233,910	$475,915	$444,465

OTHER INCOME
Interest income	$631	$10,294	$1,829	$20,246
Recovery of amounts previously written off (Note 2)	2,155	2,155	5,262	6,214
Other income	355	14,159	2,047	14,459

TOTAL OTHER INCOME	$3,141	$26,608	9,138	$40,919

INCOME FROM CONTINUING OPERATIONS	$71,418	$123,375	$158,079	$247,435
INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	0	705,943	0	773,777

NET INCOME	$71,418	$829,318	$158,079	$1,021,212

NET INCOME - GENERAL PARTNER	$714	$8,293	$1,581	$10,212
NET INCOME - LIMITED PARTNERS	70,704	821,025	156,498	1,011,000

	$71,418	$829,318	$158,079	$1,021,212

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$1.53	$2.64	$3.38	$5.30
INCOME FROM DISCONTINUED OPERATIONS	0	15.10	0	16.55

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$1.53	$17.74	$3.38	$21.85

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$158,079	$1,021,212
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	107,383	94,829
Adjustment for carrying value of property no longer held for sale		8,624
Recovery of amounts previously written off	(5,262)	(6,214)
Interest applied to PMA Indemnification Trust account	(311)	(7,133)
Net gain on disposal of asset	0	(658,933)
Changes in operating accounts:
(Increase) Decrease in property taxes cash escrow	(3,021)	12,173
Decrease in rents and other receivables	405,831	374,353
Decrease in prepaid insurance	17,364	17,168
Decrease in deferred rent receivable	5,322	4,783
Increase in property taxes receivable	0	(15,053)
Decrease (Increase) in due to General Partner	(3,726)	1,691
Decrease in accounts payable and other accrued expenses	(23,005)	(46,200)
Increase in property taxes payable	4,186	34,879
Increase in income taxes payable	0	7,300
Decrease in security deposits	0	(5,600)
Decrease in unearned rental income	0	(18,065)

Net cash flows provided by operating activities	$662,840	$819,814

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of properties held for sale	$0	$1,090,232
Payment of leasing commissions	(3,960)	(7,260)
Recoveries from former General Partner affiliates	5,262	6,214

Net cash flows provided by investing activities	$1,302	$1,089,186

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(1,530,000)	$(690,000)
Cash distributions to General Partner	(633)	(4,085)

Net cash flows used in financing activities	$(1,530,633)	$(694,085)

NET (DECREASE) INCREASE IN CASH	$(866,491)	$1,214,915
CASH AT BEGINNING OF PERIOD	1,528,935	677,411

CASH AT END OF PERIOD	$662,444	$1,892,326

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2009 and December 31, 2008, and the statements of income and cash flows for the three and six month periods ended June 30, 2009 and 2008.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of June 30, 2009, the Partnership owned sixteen (16) properties.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continues to operate as a going concern. The Partnership mailed the 2009 Consent (“2009 Consent”) to Limited Partners on or about July 31, 2009 to determine whether the Limited Partners wish to extend the term of the Partnership for ten (10) years to November 30, 2020 (The “Extension Proposition”), or wish the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Once the General Partner has received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner may declare the 2009 Consent solicitation process concluded and will be bound by the results of such process. In any event, unless the General Partner elects to extend the deadline of the consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, will end on October 31, 2009.

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

As of June 30, 2009, and December 31, 2008, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2009 and December 31, 2008, accumulated amortization amounted to $53,178 and $46,250, respectively.

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

The Partnership generally maintains cash in federally insured accounts in a bank that is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of June 30, 2009, nine (9) of the Partnership’s sixteen (16) properties are leased to two (2) significant tenants who have comprised 48% and 20%, respectively, of the total 2009 operating base rents.

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

Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner, TPG, of the Partnership believes that the carrying value of the Partnership’s assets (exclusive of the Investment Property) and liabilities approximate fair value due to the relatively short maturity of these instruments.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership.

Recent Accounting Pronouncements

In May of 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 has no impact on the Partnership’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Partnership evaluated subsequent events through August 13, 2009, as disclosed in Note 10.

In June of 2009, FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles- a replacement of SFAS No. 162” (“SFAS 168”), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will implement this in the Third Quarter of 2009. The adoption of the provisions of SFAS 168 has no impact on the Partnership’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2009, approximately $5,891,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2009, the Partnership has recognized a total of approximately $1,203,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet, one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

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

The Partnership did not recognize income from discontinued operations during the three and six month period ended June 30, 2009. During the three and six month period ended June 30, 2008, the Partnership recognized income from discontinued operations of approximately $706,000 and $774,000, respectively.

The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

There were no properties held for sale in the condensed balance sheets as of June 30, 2009 and December 31, 2008.

The components of discontinued operations included in the condensed statement of income for the three and six month periods ended June 30, 2009 and 2008 are outlined below:

	Three Month Period ended June 30, 2009	Three Month Period ended June 30, 2008	Six Month Period ended June 30, 2009	Six Month Period ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental Income	$0	$43,628	$0	$89,590
Other Income	0	5,600	0	30,600

Total Revenues	$0	$49,228	$0	$120,190

Expenses:
Insurance	$0	$827	$0	$827
Professional services	0	(561)	0	527
Maintenance and repair	0	677	0	1,327
Amortization	0	1,275	0	2,665

Total Expenses	$0	$2,218	$0	$5,346

Net Income from Rental Operations	$0	$47,010	$0	$114,844
Net gain on sale of properties	0	658,933	0	658,933

Income from Discontinued Operations	$0	$705,943	$0	$773,777

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

As of June 30, 2009, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2009	$1,133,650
2010	1,009,500
2011	962,500
2012	939,500
2013	851,028
Thereafter	5,866,425

$10,762,603

At December 31, 2008, rents and other receivables included $2,000 of billed and $417,000 of unbilled percentage rents. As of June 30, 2009, approximately $2,000 of these 2008 percentage rents had not been collected.

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. As of June 30, 2009, Wendcharles and Wendgusta operating base rents have accounted for 20% and 48%, respectively, of the total 2009 operating base rents.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993, the General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts, subject to an initial minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2009, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.84% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2009, the minimum monthly Base Fee paid by the Partnership was raised to $20,233 and the maximum monthly Expense reimbursement was raised to $1,632.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,644 the amounts recovered, which includes fees received for the six month periods ended June 30, 2009 and 2008 of $210 and $249 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Incurred for the Three Month Period ended June 30, 2009	Incurred for the Three Month Period ended June 30, 2008	Incurred for the Six Month Period ended June 30, 2009	Incurred for the Six Month Period ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$60,613	$58,369	$119,692	$115,581
Restoration fees	86	86	210	249
Overhead allowance	4,896	4,716	9,672	9,345
Sales commissions	0	35,100	0	35,100
Leasing commissions	4,140	2,160	3,960	5,220
Reimbursement for out-of-pocket expenses	1,111	2,429	2,600	3,930
Cash distribution	286	3,317	633	4,085

	$71,132	$101,932	$136,767	$173,510

At June 30, 2009 and December 31, 2008, $739 and $4,465, respectively, was payable to the General Partner.

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets as of June 30, 2009. Funds are invested in U.S. Treasury securities. In addition, $199,935 of earnings has been credited to the Trust as of June 30, 2009. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. SUBSEQUENT EVENTS:

The Partnership has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

On August 14, 2009, the Partnership is scheduled to make distributions to the Limited Partners of $275,000 amounting to approximately $5.94 per Unit Interest.

The lease extension for the Daytona’s All Sports Café- Des Moines, IA property was fully executed in early August of 2009. The lease extension is effective as of March 1, 2009, includes an annual base rent of $72,000, and is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate upon the execution of the lease extension.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at June 30, 2009 were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet), one (1) Panda Buffet restaurant, and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

Six (6) of the sixteen (16) properties owned as of June 30, 2009 were leased to Wendgusta, LLC (“Wendgusta”), a Wendy’s franchisee. Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2008 and December 31, 2007. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit or review Wendgusta and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the sixteen (16) properties owned as of June 30, 2009 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.2. These financial statements were prepared by Wendcharles’ accountants. The Partnership has no rights to audit or review Wendcharles and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendcharles. The Partnership has no reason to believe the Wendcharles financial statements do not accurately reflect the financial position of Wendcharles.

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

The Partnership did not recognize income from discontinued operations during the three and six month period ended June 30, 2009. During the three and six month period ended June 30, 2008, the Partnership recognized income from discontinued operations of approximately $706,000 and $774,000, respectively. The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

The following summarizes significant developments, by property, for properties with such developments.

Daytona’s All Sports Café- Des Moines, IA Property

In May of 2008, Management executed a one-year lease extension agreement with Daytona’s All Sports Café (“Daytona’s”). The lease extension began, and was effective, as of March 1, 2008. The lease, with an annual base rent of $72,000, expired on February 28, 2009. A commission of approximately $2,000 was paid to a General Partner affiliate in the Second Quarter of 2008 in relation to the lease extension. In July of 2009, Management agreed to the terms of a 27 month lease extension with Daytona’s All Sports Café (“Daytona’s”). Once executed, the lease extension, which is anticipated to begin, and will be effective, as of March 1, 2009, includes an annual base rent of $72,000, and will be set to expire on May 31, 2011. A commission of approximately $5,000 is expected to be paid to a General Partner affiliate upon the execution of the lease extension. As of June 30, 2009, Daytona’s was delinquent on one months rent (past due amount of $6,000 was collected in July of 2009).

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of June 30, 2009, Daytona’s was delinquent on one month of its property tax escrow obligations (past due amount of approximately $2,500 was collected in July of 2009). Escrow payments held by the Partnership totaled approximately $22,000 as of June 30, 2009.

Denny’s- Phoenix, Arizona Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three (23) month lease was executed with the tenant, Denny’s #6423, LLC, in June of 2009. The lease (which was effective as of June 1, 2009) includes an annual base rent of $72,000, and is set to expire on May 31, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease.

A sales contract, dated February 22, 2008, for the sale of the Denny’s- Phoenix, AZ property was terminated by the potential buyer in early May of 2008 due to financing difficulties. However, the $25,000 escrow deposit continued to be held with the title company until June of 2009, when both parties agreed to release the escrow deposit and to share the released funds equally between seller and buyer.

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

As of December 31, 2008, the Partnership had accrued twelve months of estimated 2008 property tax related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2009 (the first installment was paid in February of 2009 and the second installment is scheduled to be paid in the Third Quarter of 2009). Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the Park Forest property’s second 2007 property tax installment paid in November of 2008. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008. As of June 30, 2009, the Partnership has accrued six months of estimated 2009 property tax totaling approximately $29,000 related to the Park Forest, IL property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated December 23, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also includes one five year lease option renewal and a $130,000 capital improvement investment in the property by Wendgusta by January 2, 2009. A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five year lease extension.

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

A new sales contract was executed on April 10, 2008 for the sale of the property to a different unaffiliated party for $1.17 million. A letter of Tenant’s Right of First Refusal was mailed to the tenant, Wencoast Restaurants, Inc., on April 10, 2008 in accordance with the lease. Wencoast did not exercise its right of first refusal.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $662,000 at June 30, 2009, compared to $1,529,000 at December 31, 2008. Cash of $275,000 is anticipated to be used to fund the Second Quarter of 2009 distribution to Limited Partners in August of 2009, and cash of approximately $120,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $22,000 at June 30, 2009, compared to $19,000 at December 31, 2008. Daytona’s property tax cash escrow balance held with the Partnership as of December 31, 2008 was approximately $19,000 and payments of approximately $14,500 were received by the Partnership from Daytona’s during the First and Second Quarters of 2009. Daytona’s 2007-2008 second property tax installment of approximately $11,500 was paid in the First Quarter of 2009. Daytona’s 2008-2009 estimated first property tax installment of approximately $12,000 is scheduled to be paid during the Third Quarter of 2009. (For further disclosure see Investment Properties in Item 2.)

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

Rents and other receivables amounted to approximately $18,000 at June 30, 2009, compared to $424,000 at December 31, 2008. The June 30, 2009 balance included Daytona’s one month rent delinquency (the June of 2009 billing payment was received in July of 2009) of approximately $6,000, Denny’s outstanding 2008 percentage rents billings balance of $2,000, and approximately $10,000 in 2009 percentage rental income accrued in the Second Quarter of 2009 for tenants who had reached their sales breakpoint. At December 31, 2008, rents and other receivables primarily included approximately $419,000 in 2008 percentage rental income accrued in the Second, Third and Fourth Quarters of 2008 for tenants who had reached their sales breakpoint. These percentage rents included $2,000 which was billed to a tenant in the Fourth Quarter of 2008 and $417,000 which were not billed to the tenant’s until the First Quarter of 2009. As of June 30, 2009, only approximately $2,000 of these 2008 percentage rents had not been collected.

Property tax receivable at June 30, 2009 totaled approximately $2,000, compared to $2,000 at December 31, 2008. The June 30, 2009 and the December 31, 2008 balances represented one month’s of property tax escrow charges due from Daytona’s- Sports Café.

Deferred charges totaled approximately $298,000, net of accumulated amortization, at June 30, 2009, compared to $306,000 at December 31, 2008. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. A leasing commission of approximately $4,000 was paid in June of 2009 in relation to the new Denny’s, Phoenix, AZ lease and a leasing commission of approximately $5,000 was paid in July of 2009 in relation to the Daytona’s- All Sports, Des Moines, IA property. Leasing commissions of approximately $10,000 and $2,000 were paid in 2008 in relation to the lease term extensions of the Blockbuster, Ogden, UT and Daytona’s- All Sports, Des Moines, IA properties, respectively. Leasing commissions of approximately $34,000 were paid in September of 2008 in relation to the lease extensions of three (3) of the Wendy’s Properties that were assigned from Wencoast to Wendcharles. A leasing commission of approximately $14,000 was paid in December of 2008 in relation to the lease extension of one (1) of the Wendgusta Properties. Leasing commissions are capitalized and amortized over the life of the lease.

Liabilities

Accounts payable and other accrued expenses at June 30, 2009, amounted to approximately $39,000, compared to $62,000 at December 31, 2008. The balances primarily represented the accruals of auditor quarterly review fees, legal and data processing fees and investor distribution and communication expenses.

Property tax payable at June 30, 2009 and December 31, 2008 totaled approximately $81,000 and $77,000, respectively. The December 31, 2008 balance primarily represented the vacant Park Forest, IL property’s 2008 accrued property taxes and Daytona’s property tax escrow charges related to the tenant’s property tax which were scheduled to be due in 2009. As of June 30, 2009, the Partnership has accrued six months of estimated 2009 property tax that will be due to the taxing authority during 2010 and has paid the first installment of the 2008 property tax related to the vacant Park Forest, IL property (the second installment of the 2008 property tax is anticipated to be paid during the Third Quarter). The remainder of the June 30, 2009 balance includes Daytona’s property tax escrow charges. The second installment of the tenant’s 2007-2008 property tax was paid during the First Quarter of 2009 and the first installment of the tenant’s 2008-2009 property tax is scheduled to be paid during the Third Quarter of 2009.

Due to the General Partner amounted to approximately $739 at June 30, 2009 and primarily represented the General Partner’s Second Quarter of 2009 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2009 of $1,530,000 and $633, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Second Quarter of 2009 distributions of $275,000 on August 14, 2009.

Results of Operations

The Partnership reported income from continuing operations for the three month periods ended June 30, 2009 and 2008, of $71,000 and $123,000, respectively. The Partnership reported income from continuing operations for the six month periods ended June 30, 2009 and 2008, of $158,000 and $247,000, respectively. The variance in income from continuing operations in 2009 compared to 2008 is due primarily to: (i) the Second Quarter of 2009 collection of a $12,500 sales escrow deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008; (ii) higher professional services expenditures in 2009 primarily due to the 2009 Consent solicitation process; (iii) the vacancy of the Park Forest, IL property effective June 30, 2008; (iv) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; (v) the recognition of higher interest yields in 2008; and (vi) higher 2008 state income tax expenditures in 2008 resulting from sale of properties.

Discontinued Operations

The Partnership did not recognize income from discontinued operations during the three and six month period ended June 30, 2009. During the three and six month period ended June 30, 2008, the Partnership recognized income from discontinued operations of approximately $706,000 and $774,000, respectively. The 2008 income from discontinued operations is attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $324,000 and $331,000, for the three month periods ended June 30, 2009 and 2008, respectively. Total operating revenues amounted to $625,000 and $651,000, for the six month periods ended June 30, 2009 and 2008, respectively. The variance in total operating revenues in 2009 compared to 2008 is due primarily to: (i) the Second Quarter of 2009 collection of a $12,500 sales escrow deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008; and (ii) the vacancy of the Park Forest, IL property effective June 30, 2008.

As of June 30, 2009, total base operating rent revenues should approximate $1,134,000 for the year 2009 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended June 30, 2009 and 2008, total operating expenses amounted to approximately 79% and 71%, respectively, of total revenues. For the six month periods ended June 30, 2009 and 2008, total operating expenses amounted to approximately 76% and 68%, respectively, of total revenues. The variance in total operating expenses in 2009 compared to 2008 is due primarily to: (i) higher professional services expenditures in 2009 primarily due to the 2009 Consent process; (ii) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; and (iii) higher 2008 state income tax expenditures in 2008 resulting from sale of properties.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and six month periods ended June 30, 2009 and 2008, there were no write-offs for non-collectible rents and receivables. Such write-offs would primarily be the result of tenant defaults.

Other Income

For the three month periods ended June 30, 2009 and 2008, the Partnership generated other income of approximately $3,000 and $27,000, respectively. For the six month periods ended June 30, 2009 and 2008, the Partnership generated other income of approximately $9,000 and $41,000, respectively.

Other revenues came primarily from interest earnings (higher interest yields were recognized in 2008) and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

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

Controls and Procedures

Based on their evaluation as of June 30, 2009, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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

Item 2-5.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners which is scheduled to be mailed August 14, 2009 regarding the Second Quarter of 2009 distribution.

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

Date: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: August 13, 2009