Form 10-Q
period 2009-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2009-11-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$3,937,766	$4,110,467
Buildings	6,125,353	6,692,027
Accumulated depreciation	(4,217,520)	(4,438,474)

Net investment properties	$5,845,599	$6,364,020

OTHER ASSETS:

Cash	$563,305	$1,528,935
Cash held in Indemnification Trust (Note 8)	450,291	449,624
Property held for sale (Note 3 and 10)	395,166	0
Property taxes cash escrow	20,423	19,020
Rents and other receivables	192,682	424,022
Property taxes receivable	0	2,422
Deferred rent receivable	19,881	44,015
Prepaid insurance	2,894	28,939
Deferred charges, net	287,305	306,462

Total other assets	$1,931,947	$2,803,439

Total assets	$7,777,546	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and other accrued expenses	$21,011	$61,561
Property taxes payable	55,556	77,191
Due to General Partner	1,744	4,465
Unearned rental income	6,206	0
Security deposits	88,440	93,440

Total liabilities	$172,957	$236,657

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner
Cumulative net income	$301,300	$296,493
Cumulative cash distributions	(124,245)	(122,321)

	$177,055	$174,172

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	36,194,563	35,718,659
Cumulative cash distributions	(67,285,268)	(65,480,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$7,427,534	$8,756,630

Total partners’ capital	$7,604,589	$8,930,802

Total liabilities and partners’ capital	$7,777,546	$9,167,459

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF INCOME

For the Three and Nine Month Periods Ended September 30, 2009 and 2008

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:

Rental income (Note 5)	$478,632	$468,670	$1,073,085	$1,101,749
Other Income	0	0	12,500	0

TOTAL OPERATING REVENUES	$478,632	$468,670	$1,085,585	$1,101,749

OPERATING EXPENSES
Partnership management fees (Note 6)	$60,575	$58,331	$180,266	$173,912
Restoration fees (Note 6)	124	124	335	373
Insurance	8,682	8,584	26,045	926
General and administrative	22,717	24,869	92,333	125,159
Advisory Board fees and expenses	2,625	2,625	7,375	7,375
Professional services	29,810	60,925	156,764	157,009
Property tax expense	(21,250)	11,585	7,250	43,585
Maintenance and repair	500	0	876	0
Other property expenses	2,100	820	3,137	3,200
Write-off of uncollectible rents and other receivables	2,013	5,445	2,013	5,445
Property write-downs	0	267,186	0	267,186
Adjustment for carrying value of property no longer held for sale (Note 1)	0	8,664	0	11,512
Depreciation	43,205	43,248	129,616	126,896
Amortization	7,508	2,288	18,727	6,827

TOTAL OPERATING EXPENSES	$158,609	$494,694	$624,737	$929,405

OTHER INCOME
Interest income	$834	$8,721	$2,664	$28,967
Recovery of amounts previously written off (Note 2)	3,107	3,107	8,369	9,321
Other income	340	6,648	2,387	21,108

TOTAL OTHER INCOME	$4,281	$18,476	13,420	$59,396

INCOME (LOSS) FROM CONTINUING OPERATIONS	$324,304	$(7,548)	$474,268	$231,740
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	(1,672)	27,270	6,443	809,195

NET INCOME	$322,632	$19,722	$480,711	$1,040,935

NET INCOME- GENERAL PARTNER	$3,226	$197	$4,807	$10,409
NET INCOME- LIMITED PARTNERS	319,406	19,525	475,904	1,030,526

	$322,632	$19,722	$480,711	$1,040,935

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$6.94	$(.16)	$10.14	$4.96
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.04)	.58	.14	17.31

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.90	$.42	$10.28	$22.27

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$480,711	$1,040,935

Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	162,974	152,294
Adjustment for carrying value of property no longer held for sale	0	11,512
Recovery of amounts previously written off	(8,369)	(9,321)
Interest applied to PMA Indemnification Trust account	(667)	(9,351)
Net gain on disposal of asset	0	(658,933)
Property write-downs	0	267,186
Changes in operating accounts:
(Increase) Decrease in property taxes cash escrow	(1,403)	2,534
Decrease in rents and other receivables	230,699	237,052
Decrease in prepaid insurance	26,045	25,752
Decrease in deferred rent receivable	8,033	10,098
Decrease (Increase) in property taxes receivable	2,422	(1,221)
Decrease in due to General Partner	(2,721)	(738)
Decrease in accounts payable and other accrued expenses	(40,550)	(30,675)
(Decrease) Increase in property taxes payable	(21,635)	42,231
Increase in income taxes payable	0	7,300
Decrease in security deposits	0	(11,200)
Increase (Decrease) in unearned rental income	6,206	(60,115)

Net cash flows provided by operating activities	$841,745	$1,015,340

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of property held for sale	$0	$1,090,232
Payment of leasing commissions	(8,820)	(46,320)
Recoveries from former General Partner affiliates	8,369	9,321

Net cash flows (used in) provided by investing activities	$(451)	$1,053,233

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(1,805,000)	$(2,090,000)
Cash distributions to General Partner	(1,924)	(5,233)

Net cash flows used in financing activities	$(1,806,924)	$(2,095,233)

NET DECREASE IN CASH	$(965,630)	$(26,660)

CASH AT BEGINNING OF PERIOD	1,528,935	677,411

CASH AT END OF PERIOD	$563,305	$650,751

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2009 and December 31, 2008, and the statements of income and cash flows for the three and nine month periods ended September 30, 2009 and 2008.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of September 30, 2009, the Partnership owned sixteen (16) properties.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. As of October 14, 2009, a majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded as of that date. Therefore, the Partnership continues to operate as a going concern.

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

As of September 30, 2009, and December 31, 2008, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2009 and December 31, 2008, accumulated amortization amounted to $61,242 and $46,250, respectively (includes amounts included in property held for sale at September 30, 2009).

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of September 30, 2009, nine (9) of the Partnership’s sixteen (16) properties are leased to two (2) significant tenants who have comprised 47% and 20%, respectively, of the total 2009 operating base rents.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10 (formerly Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144)). As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any deprecation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within FASB ASC 360-10 (formerly SFAS No. 144) have been met.

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

FASB ASC 825-10-50 (formerly Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”)), Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in FASB ASC 825-10-50 (formerly SFAS No. 107) as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner of the Partnership, The Provo Group, Inc. (“TPG”), believes that the carrying value of the Partnership’s assets (exclusive of the Investment Property) and liabilities approximate fair value due to the relatively short maturity of these instruments.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership.

Recent Accounting Pronouncements

In May of 2009, FASB issued FASB ASC 855-10 (formerly SFAS No. 165, “Subsequent Events” (“SFAS No. 165”)), which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855-10 (formerly

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SFAS No. 165) has no impact on the Partnership’s consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements. This statement did not result in changes to subsequent events reported upon adoption. The Partnership evaluated subsequent events through November 12, 2009, as disclosed in Note 10.

In June of 2009, FASB issued FASB ASC 150 (formerly SFAS No. 168), “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles- a replacement of SFAS No. 162” (“SFAS No. 168”)), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 150 (formerly SFAS No. 168) is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership implemented this in the Third Quarter of 2009. The adoption of the provisions of FASB ASC 150 (formerly SFAS No. 168) had no impact on the Partnership’s consolidated financial position and results of operations, but did have an impact on the presentation of notes to the financial statements.

In March of 2008, the FASB issued FASB ASC 815 (formerly Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB ASC 815 (formerly FASB Statement No. 133” (“SFAS No. 161”)). FASB ASC 815 (formerly SFAS No. 161) requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB ASC 815 (formerly Statement No. 133) and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. FASC ASC 815 (formerly SFAS No. 161) also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FASB ASC 815 (formerly SFAS No. 161) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership adopted FASB ASC 815 (formerly SFAS No. 161) as required, effective January 1, 2009. As this pronouncement is only disclosure-related, it did not have an impact on the financial position and results of operations.

In December 2007, the FASB issued FASB ASC 805 (formerly Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”)). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FASB ASC 805 (formerly SFAS No. 141(R)) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008. The Partnership adopted FASB ASC 805 (formerly SFAS No. 141(R)) as required, effective January 1, 2009. FASB ASC 805 (formerly SFAS No. 141(R)) will have a significant impact on the accounting for any future business combinations after the effective date and will impact the financial statements both on the acquisition date and subsequent periods.

In December 2007, the FASB issued FASB ASC 810 (formerly Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS No. 160”)). FASB ASC 810 (formerly SFAS No. 160) amends FASB ASC 810 (formerly Accounting Research Bulletin No. 51, “Consolidated Financial Statements”), to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FASB ASC 810 (formerly SFAS No. 160) is effective for the beginning of the Partnership’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

requirements for existing minority interests. The Partnership adopted FASB ASC 810 (formerly SFAS No. 160) as required, effective January 1, 2009. Since the Partnership owns 100% of the Properties, the adoption of this standard did not have a material impact on its financial position or results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2009, approximately $5,894,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2009, the Partnership has recognized a total of approximately $1,206,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet, one (1) Panda Buffet restaurant (reclassified to property held for sale as of September 30, 2009), and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

During the three month periods ended September 30, 2009 and 2008, the Partnership recognized (loss) income from discontinued operations of approximately $(2,000) and $27,000, respectively. During the nine month periods ended September 30, 2009 and 2008, the Partnership recognized income from discontinued operations of approximately $6,000 and $809,000, respectively. The 2009 and 2008 (loss) income from discontinued operations is attributable to the September 30, 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND property to property held for sale (executed sales contract dated September 30, 2009). The 2008 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

The components of property held for sale in the condensed balance sheets as of September 30, 2009 and December 31, 2008 are outlined below:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Balance Sheet:
Land	$172,701	$0
Buildings, net	203,138	0
Rents and other receivables	641	0
Deferred rent receivable	16,101	0
Deferred charges, net	7,585	0
Security deposits	(5,000)	0

Property held for sale	$395,166	$0

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The components of discontinued operations included in the condensed statement of income for the three and nine month periods ended September 30, 2009 and 2008 are outlined below:

	Three Month Period ended September 30, 2009	Three Month Period ended September 30, 2008	Nine Month Period ended September 30, 2009	Nine Month Period ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental Income	$8,952	$35,277	$26,855	$142,769
Other Income	0	0	0	30,600

Total Revenues	$8,952	$35,277	$26,855	$173,369

Expenses:
Insurance	$0	$0	$0	$827
Professional services	5,747	1,105	5,781	1,632
Maintenance and repair	0	750	0	2,077
Depreciation	4,322	4,322	12,966	12,966
Amortization	555	1,830	1,665	5,605

Total Expenses	$10,624	$8,007	$20,412	$23,107

Net (Loss) Income from Rental Operations	$(1,672)	$27,270	$6,443	$150,262

Net gain on sale of property	0	0	0	658,933

(Loss) Income from Discontinued Operations	$(1,672)	$27,270	$6,443	$809,195

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

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Units. The Second Amendment to the Partnership Agreement is attached to this Form 10-Q in Exhibit 4.1.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2009, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2009	$1,153,250
2010	1,042,500
2011	952,500
2012	898,500
2013	830,278
Thereafter	5,866,425

$10,743,453

Operating percentage rentals included in operating rental income for the nine month periods ended September 30, 2009 and 2008 were approximately $199,000 and $191,000, respectively. At September 30, 2009, rents and other receivables included $193,000 of unbilled 2009 percentage rents.

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. As of September 30, 2009, Wendcharles and Wendgusta operating base rents have accounted for 20% and 47%, respectively, of the total 2009 operating base rents.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,768 on the amounts recovered, which includes fees received for the nine month periods ended September 30, 2009 and 2008 of $335 and $373 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Incurred for the Three Month Period ended September 30, 2009	Incurred for the Three Month Period ended September 30, 2008	Incurred for the Nine Month Period ended September 30, 2009	Incurred for the Nine Month Period ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Partner
Management fees	$60,575	$58,331	$180,266	$173,912
Restoration fees	124	124	335	373
Overhead allowance	4,896	4,716	14,568	14,061
Sales commissions	0	0	0	35,100
Leasing commissions	4,860	36,900	8,820	42,120
Reimbursement for out-of-pocket expenses	1,257	1,317	3,857	5,247
Cash distribution	1,291	1,148	1,924	5,233

	$73,003	$102,536	$209,770	$276,046

At September 30, 2009 and December 31, 2008, $1,744 and $4,465, respectively, was payable to the General Partner.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $200,291 of earnings has been credited to the Trust as of September 30, 2009. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. CONTINGENCY SALES

Panda Buffet restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the owner tenant for $520,000 (sales amount will be reduced to $450,000 if closing occurs on or before November 15, 2009). Total sales commissions of 3% are anticipated to be paid upon the sale to a General Partner affiliate. Closing is anticipated to be in the Fourth Quarter of 2009 and the buyer will pay $150,000 at closing with the remaining balance being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note will reflect a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and amortized over a period of ten years. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The net book value of the property at September 30, 2009, classified as property held for sale in the condensed financial statements, amounted to approximately $395,000, and included $173,000 related to land, $203,000 related to buildings and improvements, $500 related to rents and other receivables, $16,000 related to deferred rent, $7,500 related to deferred charges and $5,000 related to security deposits.

11. SUBSEQUENT EVENTS:

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was fully executed with the tenant on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Amendment also provides for five (5) options to renew the lease for an additional two (2) years (base rent will increase by 2% percent for each year of each option). A leasing commission of approximately $12,000 is anticipated to be paid to a General Partner affiliate in the Fourth Quarter of 2009 in relation to the Amendment.

The Partnership has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.

On November 13, 2009, the Partnership is scheduled to make distributions to the Limited Partners of $245,000 amounting to approximately $5.29 per Unit Interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at September 30, 2009 were originally purchased at a price, including acquisition costs, of approximately $12,240,768.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2009, the Partnership owned sixteen (16) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The 15 properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet), one (1) Panda Buffet restaurant (reclassified to property held for sale as of September 30, 2009), and one (1) Daytona’s All Sports Café. The sixteen (16) properties are located in a total of eight (8) states.

Six (6) of the sixteen (16) properties owned as of September 30, 2009 were leased to Wendgusta, LLC (“Wendgusta”), a Wendy’s franchisee. Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2008 and December 31, 2007. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit or review Wendgusta and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the sixteen (16) properties owned as of September 30, 2009 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to the December 31, 2008 Annual Report 10-K as Exhibit 99.2. These financial statements were prepared by Wendcharles’ accountants. The Partnership has no rights to audit or review Wendcharles and the Partnership’s auditors have not audited or reviewed the financial statements received from Wendcharles. The Partnership has no reason to believe the Wendcharles financial statements do not accurately reflect the financial position of Wendcharles.

In accordance with FASB ASC 860-10 (formerly SFAS No. 144), current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations. This statement also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

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

During the three month periods ended September 30, 2009 and 2008, the Partnership recognized (loss) income from discontinued operations of approximately $(2,000) and $27,000, respectively. During the nine month periods ended September 30, 2009 and 2008, the Partnership recognized income from discontinued operations of approximately $6,000 and $809,000, respectively. The 2009 and 2008 (loss) income from discontinued operations is attributable to the September 30, 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND property to property held for sale (executed sales contract dated September 30, 2009). The 2008 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007.

The following summarizes significant developments, by property, for properties with such developments.

Applebee’s- Columbus, OH Property

The lease on the property is set to expire on October 31, 2009. Management is currently working with the tenant to possibly extend the lease.

Daytona’s All Sports Café- Des Moines, IA Property

The previous lease, with an annual base rent of $72,000, expired on February 28, 2009. In July of 2009, Management agreed to the terms of a twenty seven (27) month lease extension with Daytona’s All Sports Café (“Daytona’s”). The lease amendment, which was executed in early August of 2009, began, and was effective, as of March 1, 2009, provides for an annual base rent of $72,000, and is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate in the Third Quarter upon the execution of the lease amendment.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of September 30, 2009, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $20,000.

Denny’s- Phoenix, Arizona Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three (23) month lease was executed with the tenant, Denny’s #6423, LLC, in June of

2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000, and is set to expire on May 31, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease.

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

Vacant Park Forest, IL Property

In the Second Quarter of 2006, Management defaulted former tenant, a Popeye’s Famous Fried Chicken restaurant (“Popeye’s”), for failure to meet its lease obligations, and filed suit for possession of the Park Forest property in the Cook County Judicial Court. The Partnership continued the pursuit of all legal remedies available to recover possession and terminate the Lease. However, a Settlement Agreement (“Settlement”) was executed on May 1, 2007, which provided that Popeye’s would pay its past due rent and property taxes escrow obligations. In accordance with the Settlement, the Partnership received a payment for the approximately $10,000 of past due property tax escrow on May 3, 2007 and the three equal installment payments of $4,233 related to the past due rent obligations on May 8, June 20, 2007, and July 17, 2007. The Settlement reaffirmed that Popeye’s remained responsible for monthly rent obligations and property tax through the remainder of its Lease, which was set to expire on December 31, 2009.

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

Property tax in Cook County, IL is paid in arrears (2008 tax is paid in 2009) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the second installment of 2007 property tax paid in November of 2008 for the Park Forest property. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008. As of December 31, 2008, the Partnership had accrued approximately $56,000 (twelve months) of estimated 2008 property tax related to the Park Forest property, which would be payable to the Cook County taxing authority in 2009. The first installment of 2008 property tax, totaling approximately $27,000, was paid in February of 2009. During the Third Quarter of 2009, Cook County responded to the Partnership’s appraisal appeal for Park Forest (due to the property’s vacancy) and lowered the property’s 2008 appraised value. As of September 30, 2009, the remaining accrued 2008 property tax balance was decreased by $20,000. The 2008 estimated second installment, totaling approximately $9,000, is scheduled to be paid in the Fourth Quarter of 2009 (the actual second installment 2008 property tax bill of approximately $5,500 was not received until early November of 2009) . Due to the lease termination and settlement, such property taxes will not be collectible from the former tenant. As of September 30, 2009, the Partnership has accrued nine months of estimated 2009 property tax totaling approximately $27,000 related to the Park Forest property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated December 23, 2008, the original lease was extended five years to November 6, 2021. The Amendment also provides for one option to renew the lease for an additional five years and requires Wendgusta to make $130,000 of capital improvements in the property (all of which have been made). A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five year lease extension.

Blockbuster- Ogden, UT Property

In February of 2008, Management executed a one-year lease extension agreement with Blockbuster, extending the lease term to January 31, 2009 and provided for annual base rent of $108,000 and a rent abatement of $6,000 for the month of February 2008. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid and/or accrued in the First Quarter of 2008. In August of 2008, Management executed a one-year lease extension agreement with Blockbuster. The lease extension began on February 1, 2009, was set to expire on January 31, 2010, and provided for an annual base rent of $108,000. Commissions of approximately $5,000 ($2,000 to a non-affiliated broker and $3,000 to a General Partner affiliate) were paid/and or accrued in the Third Quarter of 2008.

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

Wendy’s- 343 Foley Road, Charleston, SC

The Foley Road property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles I, LLC (“Wendcharles”), a Wendy’s franchisee. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment provides for two (2) options to renew for additional five (5) year periods, an obligation for

Wendcharles to make $100,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $11,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five (5) year lease extension.

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment provides for two (2) options to renew for additional five (5) year periods, an obligation for Wendcharles to make, $120,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five (5) year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment provides for two (2) options to renew for additional five (5) year periods, an obligation for Wendcharles to make $130,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in 2008 in relation to the five (5) year lease extension.

Wendy’s- 1515 Savannah Hwy., Charleston, SC Property

On August 21, 2007, the Partnership executed a contract to sell the property to an unaffiliated party. On February 29, 2008, the Partnership received a Notice of Termination of Contract in relation to the sale of the property. The buyer was unable to procure the necessary city building permits in the manner desired. On March 3, 2008, in accordance with the terms of the sales contract, the Partnership received the $25,000 in earnest money held with the title company.

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

Other Assets

Cash and cash equivalents held by the Partnership totaled approximately $563,000 at September 30, 2009, compared to $1,529,000 at December 31, 2008. Cash of $245,000 is anticipated to be used to fund the Third Quarter of 2009 distribution to Limited Partners in November of 2009, and cash of approximately $78,000 is anticipated to be used for the payment of quarter-end accounts payable and other accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Cash generated through the operations of the Partnership’s Properties and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

Property tax cash escrow amounted to approximately $20,000 at September 30, 2009, compared to $19,000 at December 31, 2008. Daytona’s property tax cash escrow balance held with the Partnership as of December 31, 2008 was approximately $19,000 and payments of approximately $24,000 were received by the Partnership from Daytona’s during the First through Third Quarters of 2009. Daytona’s second 2007-2008 property tax installment of approximately $12,000 was paid in the First Quarter of 2009. Its first 2008-2009 property tax installment of approximately $11,000 was paid in the Third Quarter of 2009 and its second 2008-2009 property tax installment of approximately $11,000 is scheduled to be paid during the First Quarter of 2010. (For further disclosure see Investment Properties in Item 2.)

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

Rents and other receivables amounted to approximately $193,000 at September 30, 2009, compared to $424,000 at December 31, 2008. The September 30, 2009 balance primarily includes $193,000 in 2009 percentage rental income accrued in the Second and Third Quarters for tenants who had reached their sales breakpoint. All but $38,000 (Applebee’s may be billed in the Fourth Quarter of 2009 due to its October 31, 2009 lease termination) of these percentage rents will not be billed or owed by the tenant’s until the First Quarter of 2010. At December 31, 2008, rents and other receivables primarily included approximately $419,000 in 2008 percentage rental income accrued in the Second, Third and Fourth Quarters of 2008 for tenants who had reached their sales breakpoint. These percentage rents included $2,000 which was billed to a tenant in the Fourth Quarter of 2008 and $417,000 which were not billed to the tenant’s until the First Quarter of 2009. As of September 30, 2009, only approximately $2,000 of these 2008 percentage rents had not been collected (this amount related to the Denny’s- Phoenix, AZ property and was written-off to non-collectible rents and receivables in the Third Quarter of 2009).

Property tax receivable at September 30, 2009 was zero, compared to $2,000 at December 31, 2008. The December 31, 2008 balance represented one month’s of property tax escrow charges due from Daytona’s- Sports Café. (For further disclosure see Investment Properties in Item 2.)

Deferred charges totaled approximately $287,000, net of accumulated amortization, at September 30, 2009, compared to $306,000 at December 31, 2008. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. A leasing commission of approximately $4,000 was paid in June of 2009 in relation to the new Denny’s, Phoenix, AZ lease and a leasing commission of approximately $5,000 was paid in August of 2009 in relation to the Daytona’s- All Sports, Des Moines, IA property. Net leasing commissions of approximately $8,000, related to the Panda Buffet restaurant- Grand Forks, ND property, were included in property held for sale as of September 30, 2009. Leasing commissions of approximately $10,000 and $2,000 were paid in 2008 in relation to the lease term extensions of the Blockbuster, Ogden, UT and Daytona’s- All Sports, Des Moines, IA properties, respectively. Leasing commissions of approximately $34,000 were paid in September of 2008 in relation to the lease extensions of three (3) of the Wendy’s Properties that were assigned from Wencoast to Wendcharles. A leasing commission of approximately $14,000 was paid in December of 2008 in relation to the lease extension of one (1) of the Wendgusta Properties. Leasing commissions are capitalized and amortized over the life of the lease. (For further disclosure see Investment Properties in Item 2.)

Liabilities

Accounts payable and other accrued expenses at September 30, 2009, amounted to approximately $21,000, compared to $62,000 at December 31, 2008. The balances primarily represented the accruals of auditor quarterly review fees, legal and data processing fees and investor distribution and communication expenses and invoiced annual audit fees.

Property tax payable at September 30, 2009 and December 31, 2008 totaled approximately $56,000 and $77,000, respectively. The December 31, 2008 balance primarily represented the vacant Park Forest, IL property’s 2008 estimated property tax and the property tax on the Daytona’s property which was scheduled to be due in 2009. During the Third Quarter of 2009, the remaining accrued 2008 estimated property tax related to the Park Forest property was lowered by approximately $20,000, per the re-evaluation of the properties’ appraised value by Cook County. With respect to the Park Forest property, as of September 30, 2009, the Partnership has accrued $27,000 (nine months) of estimated 2009 property tax that will be due to the taxing authority during 2010 and has paid the first 2008 property tax installment totaling $27,000. The estimated $9,000 second installment of the 2008 property tax is scheduled to be paid during the Fourth Quarter (the actual second installment 2008 property tax bill of approximately $5,500 was not received until early November of 2009), and the estimated first and second installments of the 2009 property tax are scheduled to be paid during 2010. The remainder of the September 30, 2009 property tax payable balance includes Daytona’s property tax charges. With respect to the Daytona’s property, the second $12,000 installment of the 2007-2008 property tax was paid during the First Quarter of 2009 and the first $11,000 installment of the 2008-2009 property tax was paid during the Third Quarter of 2009. The second $11,000 installment of the 2008-2009 property tax is scheduled to be paid during the First Quarter of 2010. There is an offsetting cash escrow balance held by the Partnership for the Daytona property tax payable. (For further disclosure see Investment Properties in Item 2.)

Due to the General Partner amounted to approximately $1,744 at September 30, 2009 and primarily represented the General Partner’s Third Quarter of 2009 distribution.

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

Cash distributions to the Limited Partners and to the General Partner during 2009 of $1,805,000 and $1,924, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Third Quarter of 2009 distributions of $245,000 on November 13, 2009.

Results of Operations

The Partnership reported income (loss) from continuing operations for the three month periods ended September 30, 2009 and 2008, of $324,000 and $(8,000), respectively. The Partnership reported income from continuing operations for the nine month periods ended September 30, 2009 and 2008, of $474,000 and $232,000, respectively. The variance in income from continuing operations in 2009 compared to 2008 is due primarily to: (i) higher Third Quarter percentage rent accruals in 2009 for tenants who had reached their sales breakpoint; (ii) the Second Quarter of 2009 collection of a $12,500 deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008; (iii) higher investor communication and professional services expenditures in 2009 primarily due to the 2009 Consent solicitation process; (iv) the property tax accrual adjustment in the Third Quarter of 2009 related to the reduction in the estimated 2008 second property tax installment for the vacant Park Forest, IL property, which is due in the Fourth Quarter of 2009; (v) the vacancy of the Park Forest, IL property effective June 30, 2008; (vi) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (vii) higher 2008 estimated income tax expenditures in 2008 resulting from the sale of properties; and (viii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008. (ix) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; and (x) the recognition of higher interest yields in 2008.

Discontinued Operations

During the three month periods ended September 30, 2009 and 2008, the Partnership recognized (loss) income from discontinued operations of approximately $(2,000) and $27,000, respectively. During the nine month periods ended September 30, 2009 and 2008, the Partnership recognized income from discontinued operations of approximately $6,000 and $809,000, respectively. The 2009 and 2008 (loss) income from discontinued operations is attributable to the September 30, 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND property to property held for sale (executed sales contract dated September 30, 2009). The 2008 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property (the Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008). The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.

Revenues

Total operating revenues amounted to $479,000 and $469,000, for the three month periods ended September 30, 2009 and 2008, respectively. Total operating revenues amounted to $1,086,000 and $1,102,000, for the nine month periods ended September 30, 2009 and 2008, respectively. The variance in total operating revenues in 2009 compared to 2008 is due primarily to: (i) higher Third Quarter percentage rent accruals in 2009 for tenants who had reached their sales breakpoint; (ii) the Second Quarter of 2009 collection of a $12,500 deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008; and (iii) the vacancy of the Park Forest, IL property effective June 30, 2008.

As of September 30, 2009, total base operating rent revenues should approximate $1,153,000 for the year 2009 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

For the three month periods ended September 30, 2009 and 2008, total operating expenses amounted to approximately 33% and 106%, respectively, of total revenues. For the nine month periods ended September 30, 2009 and 2008, total operating expenses amounted to approximately 58% and 84%, respectively, of total revenues. The variance in total operating expenses in 2009 compared to 2008 is due primarily to: (i) higher investor communication and professional services expenditures in 2009 primarily due to the 2009 Consent solicitation process; (ii) the property tax accrual adjustment in the Third Quarter of 2009 related to the reduction in the estimated 2008 second property tax installment for the vacant Park Forest, IL property, which is due in the Fourth Quarter of 2009; (iii) the reversal of the $12,000 2005/2006 insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 insurance premium adjustment accrual in the Second Quarter of 2008; (v) the $267,000 carrying value write-down of the vacant Park Forest, IL property in the Third Quarter of 2008; (v) higher 2008 estimated income tax expenditures in 2008 resulting from the sale of properties; and (vi) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

For the three and nine month periods ended September 30, 2009 there was approximately $2,000 in write-offs for non-collectible rents and receivables. For the three and nine month periods ended September 30, 2008, there were approximately $5,000 in write-offs for non-collectible rents and receivables. Such write-offs were the result of defaults by the former tenant of the Denny’s- Phoenix, AZ property.

Other Income

For the three month periods ended September 30, 2009 and 2008, the Partnership generated other income of approximately $4,000 and $18,000, respectively. For the nine month periods ended September 30, 2009 and 2008, the Partnership generated other income of approximately $13,000 and $59,000, respectively.

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

Controls and Procedures

Based on their evaluation as of September 30, 2009, the Partnership’s Chief Executive Officer and Chief Financial Officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

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

Risks Related to Tenants

The Partnership’s return on its investment will be derived principally from rental payments received from its tenants. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its tenants. The business success of the Partnership’s individual tenants can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a tenant’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the tenants of Partnership properties. Finally, despite an individual tenant’s solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific tenant will have the ability to pay its rent over the entire term of its lease with the Partnership. Of course national economic factors, such as the current recession, also impact all businesses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 31, 2009, the Partnership solicited the consent of the Limited Partners, pursuant to a Consent solicitation statement on Schedule 14A, to amend the Partnership Agreement to extend the term of the Partnership to November 30, 2020 (the “Extension Proposition”). As of October 14, 2009, holders of a majority of the outstanding Limited Partner Interests voted in favor of the Extension Proposition and the Consent solicitation was closed. The results of the Consent solicitation were as follows: 23,886.4400 votes “FOR”, 7,203.9250 votes “Against”, 238.5000 votes “Abstain”.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Listing of Exhibits

4.1	Second Amendment to Amended Agreement of Limited Partnership.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, which is scheduled to be mailed November 13, 2009, regarding the Third Quarter of 2009 distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/S/ BRUCE A. PROVO
Bruce A. Provo, President

Date:	November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	The Provo Group, Inc., General Partner

By:	/S/ BRUCE A. PROVO
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date:	November 12, 2009