Form 10-K
period 2009-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2010-03-26
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Index to Exhibits located on page: 50 - 51

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement , as amended from time to time (collectively, the “Partnership Agreement”). As of December 31, 2009, the Partnership consisted of one General Partner (“Management”) and 1,887 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants. At December 31, 2009, the Partnership owned fifteen (15) Properties, which included one vacant property in Park Forest, IL (formerly a Popeye’s restaurant). Nine (9) of the fifteen (15) Partnership properties are leased to two Wendy’s Franchisee’s. Six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”) and three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine (9) leases comprised approximately 65% of the total 2009 operating base rents. During 2009, additional percentage rents were also generated from these Wendy’s properties and totaled approximately $350,000. Additionally, the nine properties exceeded approximately 60% of the Partnership’s total properties, both by asset value and number. Eight (8) of the Nine (9) Wendy’s leases are set to expire in November of 2021, with the remaining one (1) lease set to expire in November of 2016. See Properties under Item 2. below for further discussion of the Partnership’s investment properties.

As a result of the amendment to the Partnership Agreement following the consent of a majority of the Limited Partners (pursuant to our 2009 Consent solicitation which closed on October 14, 2009) to extend the term of the Partnership, the Partnership will be dissolved on November 30, 2020 or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. As of October 14 2009, a majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded as of that date. Therefore, the Partnership continues to operate as a going concern.

The Permanent Manager Agreement

The Permanent Management Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners DiVall and Magnuson, their controlled affiliates, and The Provo Group, Inc. (“TPG”), naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

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

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the general partner, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. Among other functions, the three person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board powers are advisory only and the Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

The Partnership has no employees.

All of the Partnership’s business is conducted in the United States.

Available Information

We are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements to these periodic reports. The SEC maintains a website containing these reports and other information regarding our electronic filings at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

We also make these reports and other information available either on or through our Internet Website at www.divallproperties.com as soon as reasonably practicable after such reports are available. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

Item 1A.	Risk Factors

Not Applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Original lease terms for the majority of the investment properties were generally 5 - 20 years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (5% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties as of December 31, 2009:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	$72,000	1-20-2013	(2)
08/15/88	Denny’s (5) 2360 W Northern Ave Phoenix, AZ	Denny’s #6423, LLC	1,155,965	0	06-30-2010	None
10/10/88	Kentucky Fried Chicken (6) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None
12/22/88	Wendy’s (8) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles I, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
12/29/88	Vacant (9) 2562 Western Ave Park Forest, IL	Not Applicable	580,938	0	Not Applicable	Not Applicable
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	77,280	11-6-2021	(2)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	72,000	05-31-11	None
12/29/89	Wendy’s (7) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	135,996	10-31-2012	(4)

			$11,395,768	$1,106,496

Footnotes:

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	The tenant has two (5) year lease renewal options available.
(3)	The tenant has one (5) year lease renewal option available.
(4)	The tenant has five (2) year lease renewal options available.
(5)	In December of 2009, the tenant notified Management of its intent to terminate its lease, which was set to expire on April 30, 2011, as of March 15, 2010. In January of 2010, Management and tenant agreed to a temporary rent modification for the first six months of 2010. Unless further rent negotiations are agreed upon by Management and the tenant, the expiration date of the lease will be effectively June 30, 2010. See Denny’s- Phoenix, AZ property paragraphs below for further information.
(6)	Ownership of lessee’s interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

(7)	Six (6) of the fifteen (15) properties owned as of December 31, 2009 were leased to Wendgusta, LLC (“Wendgusta”). Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1.
(8)	Three (3) of the fifteen (15) properties owned by the Partnership as of December 31, 2009 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2.
(9)	The property is currently vacant. The lease on the property was terminated with former tenant, Popeye’s, during the Third Quarter of 2008.

The following summarizes significant developments, by property, for properties with such developments.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment after year three. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. Closing and other sale related costs amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010.

Per the amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included approximately $2,374 in principal and $1,148 in interest.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was fully executed with the tenant on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The Amendment also provides for five (5) options to renew the lease for an additional two (2) years (base rent will increase by 2% percent for each year of each option). The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Fourth Quarter of 2009 in relation to the Amendment.

Daytona’s All Sports Café- Des Moines, IA Property

The previous lease, with an annual base rent of $72,000, expired on February 28, 2009. In July of 2009, Management agreed to the terms of a twenty seven (27) month lease extension with Daytona’s All Sports Café (“Daytona’s”). The lease amendment, which was executed in early August of 2009, began, and was effective, as of March 1, 2009, provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate in the Third Quarter upon the execution of the lease amendment. In accordance with the lease amendment, building improvements of approximately $17,000 were made to the property during the Fourth Quarter of 2009, which included $9,000 paid by the Partnership.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2009, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $26,000.

Denny’s- Phoenix, Arizona Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three (23) month lease was executed with the tenant, Denny’s #6423, LLC (“Denny’s), in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified Management of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January 2010 through June of 2010 will be strictly percentage rent at eight (8) percent of monthly sales over $50,000. Management is uncertain as to whether there will be rent modifications for the remaining six months of 2010 or whether the expiration date of the lease will be effectively June 30, 2010.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in February of 2008. The sales contract, dated February 22, 2008, for the sale of the Denny’s- Phoenix, AZ property was terminated by the potential buyer in early May of 2008 due to financing difficulties. The $25,000 escrow deposit continued to be held with the title company until June of 2009, when both parties agreed to release the escrow deposit and to share the released funds equally between seller and buyer. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management did not plan to actively pursue options for its sale.

Vacant Park Forest, IL Property

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

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements. During the Fourth Quarter of 2009, the land carrying value of the vacant Park Forest, IL property was reduced by $50,000 to an estimated fair market value of zero.

Property tax in Cook County, IL is paid in arrears (2009 tax will be paid in 2010) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the second installment of 2007 property tax paid in November of 2008 for the Park Forest property. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008. As of December 31, 2008, the Partnership had accrued approximately $56,000 of estimated 2008 property tax related to the Park Forest property, which would be payable to the Cook County taxing authority in 2009. The first installment of 2008 property tax, totaling approximately $27,500, was paid in February of 2009. During the Third Quarter of 2009, Cook County responded to the Partnership’s appraisal appeal for Park Forest (due to the property’s vacancy) and lowered the property’s 2008 appraised value. At September 30, 2009, the remaining accrued 2008 property tax balance was decreased by $20,000 and at October 31, 2009 it was further decreased by $3,000 upon receipt of the actual tax statement. The 2008 second installment of approximately $5,500 was paid in November of 2009. Due to the lease termination and settlement, the 2008 property taxes paid in 2009 will not be collectible from the former tenant. Therefore, beginning with the property tax related to the 2008 tax year, property tax related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership has accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010. The first installment of 2009 property tax, totaling approximately $18,000 was paid in January of 2010.

Due to the vacancy of the Park Forest, IL property, the Partnership has assumed maintenance responsibility. Approximately $1,400 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and landscaping services.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated December 23, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also provides for one (1) option to renew the lease for an additional five (5) year period, and an obligation for Wendgusta to make $130,000 of capital improvements in the property (all of which have been made). A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five (5) year lease extension.

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

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five years to November 6, 2021. The Amendment provides for two (2) options to renew for additional five (5) year periods, an obligation for Wendcharles to make, $120,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five (5) year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment provides for two options to renew for additional five (5) year periods, an obligation for Wendcharles to make $130,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in 2008 in relation to the five (5) year lease extension.

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

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property and in a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2009, there were 1,887 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2009 and 2008, $2,050,000 and $2,390,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $3,290 and $9,245 in 2009 and 2008, respectively.

Item 6.	Selected Financial Data

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the years ended

December 31, 2009, 2008, 2007, 2006, and 2005

	2009	2008	2007	2006	2005
Total Operating Revenue	$1,563,165	$1,629,445	$1,668,680	$1,645,900	$1,648,231

Income from Continuing Operations	$729,832	$611,852	$1,011,816	$943,474	$1,000,102
Income from Discontinued Operations	42,242	1,432,102	1,099,186	299,759	1,121,089

Net Income	$772,074	$2,043,954	$2,111,002	$1,243,233	$2,121,191

Net Income per Limited Partner Interest	$16.52	$43.72	$45.16	$26.59	$45.38

Total Assets	$7,819,524	$9,167,459	$9,585,612	$10,325,153	$12,149,329

Total Partners’ Capital	$7,649,586	$8,930,802	$9,286,093	$10,058,535	$11,920,275

Cash Distributions per Limited Partnership Interest	$44.30	$51.64	$62.12	$66.98	$37.38

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 7 of this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-K regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of the Partnership’s assets.

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties held by the Partnership at December 31, 2009 were originally purchased at a price, including acquisition costs, of $11,395,768.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2009, the Partnership owned fifteen (15) fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is currently vacant and was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The fourteen (14) properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet, and one (1) Daytona’s All Sports Café. The fifteen (15) properties are located in a total of seven (7) states.

Six (6) of the fifteen (15) properties owned as of December 31, 2009 were leased to Wendgusta, LLC (“Wendgusta”), a Wendy’s franchisee. Since more than 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1. These financial statements were prepared by Wendgusta’s accountants. The Partnership has no rights to audit or review Wendgusta and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta. The Partnership has no reason to believe the Wendgusta financial statements do not accurately reflect the financial position of Wendgusta.

Three (3) of the fifteen (15) properties owned as of December 31, 2009 were leased to Wendcharles I, LLC (“Wendcharles”). Since nearly 20% of the Partnership’s properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the fiscal year ended December 27, 2009 and the initial period June 24 to December 28, 2008. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2. These financial statements were prepared by Wendcharles’ accountants. The Partnership has no rights to audit or review Wendcharles and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendcharles. The Partnership has no reason to believe the Wendcharles financial statements do not accurately reflect the financial position of Wendcharles.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations for Partnership properties. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Partnership’s investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; the relocation of the market area itself to another traffic area; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property and in a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

During the Fourth Quarter of 2009, $9,000 in building improvements related to the Daytona’s All Sports Café were capitalized by the Partnership.

In accordance with Financial Accounting Standards Board (“FASB”) guidance for “Accounting for the Impairment or Disposal of Long-Lived Assets”, current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 are reclassified separately as discontinued operations. The guidance also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $276,186 to its estimated fair market value of $50,000 during the Third Quarter of 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements. The remaining land carrying value of the vacant Park Forest, IL property was further reduced by $50,000 to an estimated fair market value of zero during the Fourth Quarter of 2009.

During 2009, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $42,000, $1,432,000 and $1,099,000, respectively. The 2009, 2008 and 2007 income from discontinued operations is attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the Fourth Quarter net gain of approximately $29,000 on the sale of the Panda Buffet property. The 2008 and 2007 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way.

The following summarizes significant developments, by property, for properties with such developments.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the owner tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment after year three. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. Closing and other sale related costs amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010.

Per the amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included approximately $2,374 in principal and $1,148 in interest.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was fully executed with the tenant on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The Amendment also provides for five (5) options to renew the lease for an additional two (2) years (base rent will increase by 2% percent for each year of each option). The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Fourth Quarter of 2009 in relation to the Amendment.

Daytona’s All Sports Café- Des Moines, IA Property

The previous lease, with an annual base rent of $72,000, expired on February 28, 2009. In July of 2009, Management agreed to the terms of a 27 month lease extension with Daytona’s All Sports Café (“Daytona’s”). The lease amendment, which was executed in early August of 2009, began, and was effective, as of March 1, 2009, provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate in the Third Quarter upon the execution of the lease amendment. In accordance with the lease amendment, building improvements of approximately $17,000 were made to the property during the Fourth Quarter of 2009, which included $9,000 paid by the Partnership.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2009, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $26,000.

Denny’s- Phoenix, Arizona Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three (23) month lease was executed with the tenant, Denny’s #6423, LLC (“Denny’s), in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified Management of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January 2010 through June of 2010 will be strictly percentage rent at eight (8) percent of monthly sales over $50,000. Management is uncertain as to whether there will be rent modifications for the remaining six months of 2010 or whether the expiration date of the lease will be effectively June 30, 2010.

The Denny’s- Northern, Phoenix, AZ property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in March of 2008. A sales contract, dated February 22, 2008, for the sale of the Denny’s- Phoenix, AZ property was terminated by the potential buyer in early May of 2008 due to financing difficulties. The $25,000 escrow deposit continued to be held with the title company until June of 2009, when both parties agreed to release the escrow deposit and to share the released funds equally between seller and buyer. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management did not plan to actively pursue options for its sale.

Vacant Park Forest, IL Property

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

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership has no other interested parties for this vacant property in a distressed location. Accordingly, the carrying value of the vacant Park Forest, IL property was reduced by $267,186 to its estimated fair market value of $50,000 at September 30, 2008. The reduction included $129,450 related to land and $137,736 related to buildings and improvements. During the Fourth Quarter of 2009, the land carrying value of the vacant Park Forest, IL property was reduced by $50,000 to its estimated fair market value of zero.

Property tax in Cook County, IL is paid in arrears (2009 tax will be paid in 2010) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). The former tenant’s property tax escrow balance held with the Partnership as of September 30, 2008 met all but $1,300 of the second installment of 2007 property tax paid in November of 2008 for the Park Forest property. The minimal shortage was accrued and expensed by the Partnership as of September 30, 2008. As of December 31, 2008, the Partnership had accrued approximately $56,000 of estimated 2008 property tax related to the Park Forest property, which would be payable to the Cook County taxing authority in 2009. The first installment of 2008 property tax, totaling approximately $27,500, was paid in February of 2009. During the Third Quarter of 2009, Cook County responded to the Partnership’s appraisal appeal for Park Forest (due to the property’s vacancy) and lowered the property’s 2008 appraised value. At September 30, 2009, the remaining accrued 2008 property tax balance was decreased by $20,000 and at October 31, 2009 it was further decreased by $3,000 upon receipt of the actual tax statement. The 2008 second installment of approximately $5,500 was paid in November of 2009. Due to the lease termination and settlement, the 2008 property taxes paid in 2009 will not be collectible from the former tenant. Therefore, beginning with the property tax related to the 2008 tax year, property tax related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership has accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010. The first installment of 2009 property tax, totaling approximately $18,000 was paid in January of 2010.

Due to the vacancy of the Park Forest, IL property, the Partnership has assumed maintenance responsibility. Approximately $1,400 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and clean-up services.

Wendy’s- 1004 Richland Avenue, Aiken, SC Property

The Richland Avenue property lease with Wencoast Restaurants, Inc. (“Wencoast”), a franchisee of Wendy’s restaurants, was set to expire on November 6, 2016. On July 2, 2007 the lease was assumed and assigned to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Per the Assumption and Assignment Agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendgusta, dated December 23, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment also provides for one (1) option to renew the lease for an additional five (5) year period, and an obligation for Wendgusta to make $130,000 of capital improvements in the property (all of which have been made). A leasing commission of approximately $14,000 was paid to a General Partner affiliate in the Fourth Quarter of 2008 in relation to the five (5) year lease extension.

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

Wendy’s- 361 Hwy. 17 Bypass, Mt. Pleasant, SC

The Hwy. 17 Bypass property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five years to November 6, 2021. The Amendment provides for two (2) options to renew for additional five (5) year periods, an obligation for Wendcharles to make, $120,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter of 2008 in relation to the five (5) year lease extension.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021. The Amendment provides for two options to renew for additional five (5) year periods, an obligation for Wendcharles to make $130,000 of capital improvements in the property by September 2010, and an obligation for Wendcharles to make $50,000 of capital improvements in the property if the tenant exercises the second five (5) year lease extension option. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Third Quarter in 2008 in relation to the five (5) year lease extension.

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

Other Assets

Cash held by the Partnership totaled approximately $551,000 at December 31, 2009, compared to $1,529,000 at December 31, 2008. The variance in the cash balance is primarily due to the net sale proceeds collected from the sale of the Blockbuster, Ogden, UT property in December of 2008. Cash of $390,000 is anticipated to be used to fund the Fourth Quarter of 2009 distribution to Limited Partners in February of 2010, and cash of approximately $76,000 is anticipated to be used for the payment of year-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Our principal demands for funds will be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s investment properties and sales of investment properties will provide the sources for future fund liquidity and limited partner distributions. The amount of cash to be distributed to our limited partners is determined by the General Partner, TPG, and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

As of December 31, 2009, the Partnership’s investment portfolio was 93% leased as compared to 94% as of December 31, 2008 (the variance is due to the sale of the Panda Buffet, Grand Forks, ND property in November of 2009). Of the approximately fourteen (14) properties currently leased, only two (2) are due to expire in the next twelve (12) months. Management anticipates working with the current tenants to extend these two leases.

Management intends to hold the current investment properties that the Partnership owns until such time as a sale or other disposition appears to be advantageous to achieve investment objectives or until it appears that such objectives will not be met. In deciding whether to sell individual properties, Management will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to limited partners. TPG may exercise its discretion as to whether and when to sell a property, and it will have no obligation to sell properties at any particular time, except upon the Partnership termination date of November 30, 2020, or if limited partners holding a majority of the units vote to liquidate the Partnership in response to a formal proxy to sell all of the Partnership’s properties prior to that date.

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. (For additional information regarding the Trust refer to Note 8 to the Financial Statements- PMA Indemnification Trust.)

Property tax cash escrow held by the Partnership on behalf of the Daytona’s property amounted to approximately $26,000 and $19,000 at December 31, 2009 and December 31, 2008, respectively. Payments of approximately $29,000 were received by the Partnership from Daytona’s during 2009. Daytona’s 2007-2008 second property tax installment of approximately $11,000 was paid by the Partnership from the property tax cash escrow balance in the First Quarter of 2009 and its 2008-2009 first property tax installment estimate of $11,000 was paid in the Third Quarter of 2009. Daytona’s 2008-2009 second property tax installment of approximately $11,000 is scheduled to be due in the First Quarter of 2010. Property tax for the vacant Park Forest property is paid by the Partnership from operating cash. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.)

Rents and other receivables amounted to approximately $395,000 at December 31, 2009, compared to $424,000 as of December 31, 2008. At December 31, 2009, rents and other receivables primarily included approximately $393,000 in 2009 percentage rental income accrued in the Second, Third and Fourth Quarters of 2009 for tenants who had reached their sales breakpoint. These percentage rents included $43,000 which was billed to Applebee’s- Columbus, OH in the Fourth Quarter of 2009 due to its Fourth Quarter of 2009 lease renewal and amendment and $350,000 which were not billed to or owed by the tenant’s until the First Quarter of 2010. At December 31, 2008 rents and other receivables included $419,000 in rental income accrued during 2008 for tenants who had reached their individual sales breakpoints. These percentage rents included $2,000 which was billed to a tenant in the Fourth Quarter of 2008 and $417,000 which were not billed to or owed by the tenant’s until the First Quarter of 2009. These percentage rents were not billed to or owed by the tenant’s until the First Quarter of 2009. As of December 31, 2009, only approximately $2,000 of these 2008 percentage rents had not been collected (the amount was related to the Denny’s- Northern, Phoenix, AZ property and was written-off as uncollectible in the Third Quarter of 2009).

Property tax receivable at December 31, 2009 and December 31, 2008 totaled approximately zero and $2,000, respectively. The December 31, 2008 balance primarily represented one month’s of property tax escrow charges due from Daytona’s- Sports Café.

Prepaid Insurance amounted to approximately $28,000 and $29,000 at December 31, 2009 and 2008, respectively. The balances represented approximately ten months of prepaid insurance paid by the Partnership.

Deferred charges totaled approximately $292,000 and $306,000, net of accumulated amortization, at December 31, 2009 and December 31, 2008, respectively. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. Leasing commissions of approximately $5,000, $4,000 and $12,000 were paid in 2009 in relation to the lease extension of the Daytona’s- All Sports, Des Moines, IA property, the new lease for the Denny’s- Phoenix, AZ property, and the lease extension for the Applebee’s- Columbus, OH property, respectively. Leasing commissions of approximately $10,000 and $2,000 were paid in 2008 in relation to the lease term extensions of the Blockbuster, Ogden, UT and Daytona’s- All Sports, Des Moines, IA properties, respectively. Leasing commissions of approximately $34,000 and $14,000 were paid in 2008 in relation to the lease extensions of three (3) of the Wendy’s Properties that were assigned from Wencoast to Wendcharles and the lease extension of one (1) of the Wendgusta Properties. For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) Leasing commissions are capitalized and amortized over the life of the lease.

The Note receivable balance amounted to approximately $298,000 at December 31, 2009. A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the owner tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment after year three. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Per the amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included approximately $2,374 in principal and $1,148 in interest.

Liabilities

Accounts payable and accrued expenses at December 31, 2009, and December 31, 2008 amounted to approximately $13,000 and $62,000, respectively. The balances primarily represented the accruals of professional and data processing fees and the variance is primarily due to the timing of vendor invoices received and paid.

Property tax payable at December 31, 2009 and December 31, 2008, totaled approximately $62,000 and $77,000, respectively. The December 31, 2009 balance primarily represented the vacant Park Forest, IL property’s 2009 accrued property taxes (which will be paid in 2010 by the Partnership from operating cash) and Daytona’s property tax escrow charges related to the tenant’s property tax which are scheduled to be due in 2010 (which will be paid by the Partnership from the property tax escrow cash balance held by the Partnership on the behalf of Daytona’s). The December 31, 2008 balance primarily represented the vacant Park Forest, IL property’s 2008 accrued property taxes and Daytona’s property tax escrow charges related to the tenant’s property tax which were scheduled to be due in 2009. (For further disclosure see Investment in Properties in Part I- Item 2, and Part II- Item 7.)

The amounts “Due to” the General Partner were $1,819 at December 31, 2009, and primarily represented the General Partner’s portion of the Fourth Quarter 2009 distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2009 of $2,050,000 and $3,290, respectively, have also been made in accordance with the Partnership Agreement. The Partnership intends to pay Fourth Quarter of 2009 Limited Partner distributions totaling $390,000 on February 12, 2010.

Results of Operations

The Partnership reported income from continuing operations for the year ended December 31, 2009, in the amount of $730,000 compared to income from continuing operations for the years ended December 31, 2008 and 2007 of $612,000 and $1,012,000, respectively. The variance in income from continuing operations in 2009 compared to 2008 and 2007 is due primarily to: (i) lower percentage rent billed and accrued in 2009 for some tenants, due to lower 2009 sales figures; (ii) the Second Quarter of 2009 collection of a $12,500 deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008; (iii) higher investor communication and professional services expenditures in 2009 primarily due to the 2009 Consent solicitation process; (iv) the actual Park Forest property tax paid in 2009 for the 2008 tax year was lower than the accrued amount at December 31, 2008; (v) the Park Forest, IL 2009 monthly property tax accruals were lower than the 2008 property tax accruals; (vi) the vacancy of the Park Forest, IL property effective June 30, 2008; (vii) the $50,000 and $267,000 carrying value write-downs of the vacant Park Forest, IL property in the Fourth Quarter of 2009 and the Third Quarter of 2008, respectively; (viii) lower depreciation expense beginning October of 2008, due to the Park Forest, IL building and improvements, net balance being zero after Third Quarter of 2008 write-down; (ix) higher 2008 estimated income tax paid and year-end accruals resulting from the sale of properties; (x) the reversal of the $12,000 2005/2006 estimated insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 estimated insurance premium adjustment accrual in the Second Quarter of 2008 due to insurance endorsements received (accruals were due to the unexpected $12,000 2004/2005 insurance premium adjustment received in the Second Quarter of 2006); and (xi) the recognition of higher interest yields in 2008.

Discontinued Operations

During 2009, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $42,000, $1,432,000 and $1,099,000, respectively. In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition. The 2009, 2008 and 2007 income from discontinued operations is attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the Fourth Quarter net gain of approximately $29,000 on the sale of the Panda Buffet property. The 2008 and 2007 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s-

1515 Savannah Hwy., Charleston, SC property and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way.

Revenues

Total operating revenues were $1,563,000, $1,629,000, and $1,669,000, for the years ended December 31, 2009, 2008 and 2007, respectively. (For further disclosure see Investment Properties in Part I- Item 2, and Part II- Item 7.) The variance in operating revenues in 2009 compared to 2008 and 2007 is due primarily to: (i) lower percentage rent billed and accrued in 2009 for some tenants, due to lower 2009 sales figures; (ii) the Second Quarter of 2009 collection of a $12,500 deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008 (iii) the vacancy of the Park Forest, IL property due to the lease termination agreement (rent ceased beginning July of 2008); and (iv) higher percentage rental income accruals for 2007.

As of December 31, 2009, total base operating rent revenues should approximate $1,106,000 for the year 2010 based on leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of Properties as held for sale. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership. Operating percentage rentals included in rental income from operations in 2009, 2008, and 2007 were approximately $399,000, $427,000, and $444,000, respectively.

Expenses

For the years ended December 31, 2009, 2008, and 2007 total operating expenses amounted to approximately 55%, 66% and 45%, of total operating revenues, respectively.

The variance in total operating expenses in 2009 compared to 2008 and 2007 is due primarily to: (i) higher investor communication and professional services expenditures in 2009 primarily due to the 2009 Consent solicitation process; (ii) the actual Park Forest property tax paid in 2009 for the 2008 tax year was lower than the accrued amount at December 31, 2008; (iii) the Park Forest, IL 2009 monthly property tax accruals were lower than the 2008 property tax accruals; (iv) the vacancy of the Park Forest, IL property effective June 30, 2008; (v) the $50,000 and $267,000 carrying value write-downs of the vacant Park Forest, IL property in the Fourth Quarter of 2009 and the Third Quarter of 2008, respectively; (vi) lower depreciation expense beginning October of 2008, due to the Park Forest, IL building and improvements, net balance being zero after Third Quarter of 2008 write-down; (vii) higher 2008 estimated income tax paid and year-end accruals resulting from the sale of properties; (viii) the accrual of six months of estimated 2008 property tax related to the vacant Park Forest, IL property in the Second Quarter of 2008; (ix) the reversal of the $12,000 2005/2006 estimated insurance premium adjustment accrual in the First Quarter of 2008 and the reversal of the $12,000 2006/2007 estimated insurance premium adjustment accrual in the Second Quarter of 2008 due to insurance endorsements received (accruals were due to the unexpected $12,000 2004/2005 insurance premium adjustment received in the Second Quarter of 2006); and (x) the recognition of higher interest yields in 2008.

Depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Operating write-offs for non-collectible rents and receivables totaling approximately $2,000 were incurred in the Third Quarter of 2009. Operating write-offs for non-collectible rents and receivables totaling approximately $5,000 were incurred in the Third Quarter of 2008. Such write-offs were the result of defaults by the former tenant of the Denny’s- Northern, Phoenix, AZ property. There were no operating write-offs for non-collectible rents and receivables for the year ended December 31, 2007.

Other Income

For the years ended December 31, 2009, 2008 and 2007 the Partnership did generate other income of approximately $32,000, $69,000 and $90,000, respectively. During 2009, 2008 and 2007, the Partnership received approximately $3,000, $3,000 and $13,000, respectively, in investor service fees related to the voiding and reissuance of old outstanding limited partner distribution checks. (See Investment Properties- in Part I- Item 2, and Part II- Item 7.)

A note receivable interest payment totaling approximately $1,000 was received by the Partnership during 2009 and related to the installment sale of the Panda Buffet, Grand Forks, ND property in November of 2009. Per the note receivable amortization schedule, approximately $21,000 is anticipated to be collected by the Partnership in 2010.

During 2009, 2008 and 2007 revenues were also generated from account interest earnings and small recoveries from former General Partners. Higher interest yields were recognized in 2008 and 2007 due to higher interest rates and higher average cash balances (Blockbuster property sold in May of 2008 and sale proceeds distributed in August of 2007; Sunrise Preschool Property sold in April of 2007 and net sale proceeds distributed in August of 2007). Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rent clauses, revenues from operating percentage rents represented only 26% of operating rental income for the year ended 2009 (does not include rental income from properties sold during 2009). If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not subject to market risk as defined by Item 305 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To the Partners

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2009 and 2008 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the 2009 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of DiVall Insured Income Properties 2 Limited Partnership’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey and Pullen, LLP

Chicago, Illinois

March 26, 2010

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2009 and 2008

ASSETS

	December 31, 2009	December 31, 2008
INVESTMENT PROPERTIES: (Note 3)
Land	$3,887,766	$4,110,467
Buildings	6,134,353	6,692,027
Accumulated depreciation	(4,260,745)	(4,438,474)

Net investment properties	$5,761,374	$6,364,020

OTHER ASSETS:
Cash	$551,373	$1,528,935
Cash held in Indemnification Trust (Note 8)	450,647	449,624
Property tax cash escrow	25,529	19,020
Rents and other receivables	394,910	424,022
Property tax receivable	0	2,422
Deferred rent receivable	17,977	44,015
Prepaid insurance	28,012	28,939
Deferred charges, net	292,076	306,462
Note receivable (Note 10)	297,626	0

Total other assets	$2,058,150	$2,803,439

Total assets	$7,819,524	$9,167,459

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2009 and 2008

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2009	December 31, 2008
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,146	$61,561
Property tax payable	61,533	77,191
Due to General Partner	1,819	4,465
Security deposits	88,440	93,440
Unearned rental income	5,000	0

Total current liabilities	$169,938	$236,657

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)
PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner -
Cumulative net income	$304,214	$296,493
Cumulative cash distributions	(125,611)	(122,321)

	$178,603	$174,172

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	36,483,012	35,718,659
Cumulative cash distributions	(67,530,268)	(65,480,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$7,470,983	$8,756,630

Total partners’ capital	$7,649,586	$8,930,802

Total liabilities and partners’ capital	$7,819,524	$9,167,459

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
OPERATING REVENUES:
Rental income (Note 5)	$1,563,165	$1,629,445	$1,668,680

TOTAL OPERATING REVENUES	$1,563,165	$1,629,445	$1,668,680

EXPENSES:
Partnership management fees (Note 6)	$240,841	$232,205	$225,657
Restoration fees (Note 6)	459	535	497
Insurance	34,541	9,249	46,522
General and administrative	103,553	155,513	92,973
Advisory Board fees and expenses	10,000	9,500	9,500
Professional services	206,401	156,115	174,778
Property tax expense	13,056	57,085	0
Personal property taxes	820	820	820
Write-off of uncollectible receivables	2,013	5,445	0
Property impairment write-downs (Note 3)	50,000	267,186	0
Depreciation	172,840	170,101	184,544
Amortization	26,195	9,114	8,560
Other expenses	4,643	2,380	3,031
Adjustment to carrying value of property no longer held for sale	0	11,512	0

TOTAL OPERATING EXPENSES	$865,362	$1,086,760	$746,882

OTHER INCOME
Other interest income	$3,498	$34,067	$64,213
Note receivable interest income (Note 10)	1,148	0	0
Other income	15,907	21,719	13,377
Recovery of amounts previously written off (Note 2)	11,476	13,381	12,428

TOTAL OTHER INCOME	$32,029	$69,167	$90,018

INCOME FROM CONTINUING OPERATIONS	$729,832	$611,852	$1,011,816
INCOME FROM DISCONTINUED OPERATIONS (Note 3)	42,242	1,432,102	1,099,186

NET INCOME	$772,074	$2,043,954	$2,111,002

NET INCOME- GENERAL PARTNER	$7,721	$20,440	$21,110
NET INCOME- LIMITED PARTNERS	764,353	2,023,514	2,089,892

	$772,074	$2,043,954	$2,111,002

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$15.61	$13.44	$21.99
INCOME FROM DISCONTINUED OPERATIONS	.91	30.28	23.17

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$16.52	$43.72	$45.16

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2009, 2008 and 2007

	General Partner			Limited Partners					Total Partners’ Capital
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2006	$254,943	$(104,632)	$150,311	$39,358,468	$31,605,253	$(60,215,268)	$(840,229)	$9,908,224	$10,058,535
Cash Distributions ($62.12 per limited partnership interest)		(8,444)	(8,444)			(2,875,000)		(2,875,000)	(2,883,444)
Net Income	21,110		21,110		2,089,892			2,089,892	2,111,002

BALANCE AT DECEMBER 31, 2007	276,053	(113,076)	162,977	39,358,468	33,695,145	(63,090,268)	(840,229)	9,123,116	9,286,093
Cash Distributions ($51.64 per limited partnership interest)		(9,245)	(9,245)			(2,390,000)		(2,390,000)	(2,399,245)
Net Income	20,440		20,440		2,023,514			2,023,514	2,043,954

BALANCE AT DECEMBER 31, 2008	296,493	(122,321)	174,172	39,358,468	35,718,659	(65,480,268)	(840,229)	8,756,630	8,930,802
Cash Distributions ($44.30 per limited partnership interest)		(3,290)	(3,290)			(2,050,000)		(2,050,000)	(2,053,290)
Net Income	7,721		7,721		764,353			764,353	772,074

BALANCE AT DECEMBER 31, 2009	$304,214	$(125,611)	$178,603	$39,358,468	$36,483,012	$(67,530,268)	$(840,229)	$7,470,983	$7,649,586

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$772,074	$2,043,954	$2,111,002
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	213,851	203,513	225,548
Adjustment for carrying value of property no longer held for sale	0	11,512	0
Recovery of amounts previously written off	(11,476)	(13,381)	(12,428)
Provision for non-collectible rents and other receivables	2,013	5,445	0
Property impairment write-downs	50,000	267,186	0
Net gain on disposal of assets	(28,604)	(1,260,262)	(886,859)
Interest applied to Indemnification Trust account	(1,023)	(11,569)	(20,195)
Decrease (Increase) in rents and other receivables	27,100	(4,185)	7,158
(Increase) Decrease in property tax cash escrow	(6,509)	21,673	(10,496)
Decrease (Increase) in prepaid insurance	927	(325)	3,012
Decrease in deferred rent receivable	10,162	14,912	19,573
Decrease (Increase) in property tax receivable	2,422	(1,219)	9,500
(Decrease) Increase in accounts payable and accrued expenses	(48,415)	(37,042)	9,284
(Decrease) Increase in property tax payable	(15,658)	35,294	997
(Decrease) Increase in due to General Partner	(2,646)	2,126	(41)
Decrease in security deposits	(5,000)	(11,200)	(9,945)
Increase (Decrease) in unearned rental income	5,000	(63,240)	33,860

Net cash from operating activities	$964,218	$1,203,192	$1,479,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	$127,720	$2,094,268	$1,522,520
Note receivable, principal payment received	2,374	0	0
Investment in building improvements	(9,000)	0	(21,290)
Payment of leasing commissions	(21,060)	(60,072)	(58,365)
Recoveries from former General Partner affiliates	11,476	13,381	12,428

Net cash from investing activities	$111,510	$2,047,577	$1,455,293

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(2,050,000)	$(2,390,000)	$(2,875,000)
Cash distributions to General Partner	(3,290)	(9,245)	(8,444)

Net cash used in financing activities	$(2,053,290)	$(2,399,245)	$(2,883,444)

NET (DECREASE ) INCREASE IN CASH	$(977,562)	$851,524	$51,819
CASH AT BEGINNING OF YEAR	1,528,935	677,411	325,592

CASH AT END OF YEAR	$551,373	$1,528,935	$677,411

Supplemental Schedule of Noncash Investing Activity
Sale of investment property for note receivable	$300,000	$0	$0

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of December 31, 2009, the Partnership owned fifteen (15) properties.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. As of October 14, 2009, a majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded as of that date. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2009 and 2008 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2009 and December 31, 2008, accumulated amortization amounted to $54,095 and $46,250, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property and in a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one (1) restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

The Partnership generally maintains cash in federally insured accounts in a bank that is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. The Partnership generally maintains cash and cash equivalents in federally insured accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk. Additionally, as of December 31, 2009, nine (9) of the Partnership’s fifteen (15) properties are leased to two (2) significant tenants who comprised 46% and 19%, respectively, of the total 2009 operating base rents.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with U.S. generally accepted accounting principles applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any deprecation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within U.S. generally accepted accounting principles applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met.

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

In September 2006, the FASB issued “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of this FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the year ended December 31, 2009. See Note 11 for further disclosure.

U.S. generally accepted accounting principles applicable to Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner of the Partnership, The Provo Group, Inc. (“TPG”), believes that the carrying value of the Partnership’s assets (exclusive of the Investment Property) and liabilities approximate fair value due to the relatively short maturity of these instruments.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2009 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2009 financial statements by approximately $7,135,000.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2009 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Net income, per statements of income	$772,074	$2,043,954	$2,111,002
Book to tax depreciation difference	(34,855)	41,784	(46,470)
Tax over (under) Book gain from asset disposition	(2,840)	21,555	7,271
Straight line rent adjustment	26,038	17,067	19,573
Prepaid rent	5000	63,240	33,860
Impairment write-down of assets held	50,000	267,186	0

Net income for tax reporting purposes	$815,417	$2,244,738	$2,125,236

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2009 and 2008, Management has determined that there are no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2005.

Recent Accounting Pronouncements

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated will change. The determination of whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Partnership does not expect this will have a material effect on its results of operations or financial position.

In June 2009, the FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. This new guidance revises the previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a variable interest entity and by changing when it is necessary to reassess who should consolidate a variable interest entity. The Partnership will adopt this new guidance on January 1, 2010. The Partnership does not expect the adoption of the new guidance to have a material impact on the Partnership’s financial position or results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2009, approximately $5,899,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2009, the Partnership has recognized a total of approximately $1,209,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2009, the Partnership owned fourteen (14) fully constructed fast-food restaurants and one vacant property located in Park Forest, IL which was formerly operated as a Popeye’s Famous Fried Chicken restaurant (tenant ceased operations in June of 2008, and the lease was terminated and the property vacated in July of 2008). The fourteen (14) properties with operating tenants are composed of the following: nine (9) Wendy’s restaurants, one (1) Denny’s restaurant, one (1) Applebee’s restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Chinese Super Buffet restaurant, and one (1) Daytona’s All Sports Café. The fifteen (15) properties are located in a total of seven (7) states.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property. The Partnership agreed to sell the property for $50,000 to a prospective purchaser. Negotiations ended due to uncertainty over 2008 real estate tax obligations due in 2009. The Partnership had no other interested parties for this vacant property in a distressed location. Accordingly, in the Third Quarter of 2008, the carrying value of the vacant Park Forest, IL property was reduced by $267,186 to its estimated fair market value of $50,000. The reduction included $129,450 related to land and $137,736 related to buildings. The land carrying value of the vacant Park Forest, IL property was further reduced by $50,000 in the Fourth Quarter of 2009 to an estimated fair market value of zero.

During 2009, 2008 and 2007, the Partnership recognized income from discontinued operations of approximately $42,000, $1,432,000 and $1,099,000, respectively. The 2009, 2008 and 2007 income from discontinued operations is attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the Fourth Quarter net gain of approximately $29,000 on the sale of the Panda Buffet property. The 2008 and 2007 income from discontinued operations is also attributable to the reclassification of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Blockbuster, Ogden, UT property to properties held for sale. The Wendy’s property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued

operations includes the Second Quarter net gain of approximately $659,000 on the sale of the Wendy’s- 1515 Savannah Hwy., Charleston, SC property and the Fourth Quarter net gain of approximately $601,000 on the sale of the Blockbuster. The 2008 income from discontinued operations also includes the First Quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Savannah Hwy., Charleston, SC property sales contract dated August 21, 2007. Discontinued operations for 2007 included income related to the Sunrise Preschool, Phoenix, AZ property which was reclassified to properties held for sale in the Second Quarter of 2006 and sold in April of 2007. The 2007 income from discontinued operations included a Second Quarter net gain on the sale of the Sunrise Preschool property of approximately $862,000 and a Fourth Quarter net gain of approximately $25,000 on the sale of a small strip of the Popeye’s- Park Forest, IL land to the Illinois Department of Transportation to be used as street right of way

There were no components of property held for sale in the balance sheets as of December 31, 2009 and 2008.

The components of discontinued operations included in the statements of income for the years ended December 31, 2009, 2008 and 2007 are outlined below:

	December 31, 2009	December 31, 2008	December 31, 2007
Revenues
Rental Income	$31,015	$169,219	$267,391
Other Income	0	30,600	0

Total Revenues	$31,015	$199,819	$267,391

Expenses
Insurance	$0	$827	$827
Professional services	2,561	527	7,038
Maintenance and Repair	0	2,327	14,755
Depreciation	12,966	17,288	23,744
Amortization	1,850	7,010	8,700

Total Expenses	$17,377	$27,979	$55,064

Income from Rental Operations	$13,638	$171,840	$212,327
Net gain on sale of properties	28,604	1,260,262	886,859

Income from Discontinued Operations	$42,242	$1,432,102	$1,099,186

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

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Units. The Second Amendment to the Partnership Agreement was attached to the September 30, 2009 Form 10-Q in Exhibit 4.1.

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

As of December 31, 2009, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2010	$1,106,496
2011	1,064,496
2012	1,011,830
2013	830,278
2014	826,500
Thereafter	5,039,925

$9,879,525

Operating percentage rentals included in rental income from operations in 2009, 2008, and 2007 were approximately $399,000, $427,000, and $444,000, respectively. At December 31, 2009, rents and other receivables included $43,000 of billed and $350,000 of unbilled percentage rents. At December 31, 2008, rents and other receivables included $2,000 of billed and $417,000 of unbilled percentage rents. As of December 31, 2009, only approximately $2,000 of these 2008 percentage rents had not been collected (the amount was related to the Denny’s- Northern, Phoenix, AZ property and was written-off as uncollectible in the Third Quarter of 2009).

On September 4, 2008, three (3) of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six (6) of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. Wendcharles and Wendgusta operating base rents accounted for 19% and 46%, respectively, of the total 2009 operating base rents.

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

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $58,893 to date on the amounts recovered, which includes fees received for 2009, 2008 and 2007 of $459, $535 and $497, respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2009, 2008, and 2007, are as follows:

General Partner	Incurred for the Year ended December 31, 2009	Incurred for the Year ended December 31, 2008	Incurred for the Year ended December 31, 2007
Management fees	$240,841	$232,205	$225,657
Restoration fees	459	535	497
Overhead allowance	19,464	18,777	18,246
Sales commission	13,500	56,600	48,000
Leasing commissions	21,060	55,872	58,365
Reimbursement for out-of-pocket expenses	5,210	6,848	7,250
Cash distribution	3,290	9,245	8,444

	$303,824	$380,082	$366,459

At December 31, 2009 and 2008, $1,819 and $4,465, respectively, was payable to the General Partner.

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $200,647 of earnings has been credited to the Trust as of December 31, 2009. The rights of the Permanent Manager to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment after year three. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included approximately $2,374 in principal and $1,148 in interest.

The amortized principal payments to be received under the Buyers Note for the next three years are as follows:

Year ending December 31,
2010	$21,388
2011	22,991
2012	253,247

$297,626

11. FAIR VALUE DISCLOSURES

The Partnership has determined the fair value based on hierarchy that gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under the accounting principle are described below:

Level 1.	Quoted prices in active markets for identical assets or liabilities.

Level 2.	Quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, and inputs other than quoted prices that are observable for the investment.

Level 3.	Unobservable inputs for which there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation and the use of discounted cash flow models to value the investment.

The fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Total losses of $50,000 represent an impairment charge related to the Park Forest, IL property recorded in 2009.

12. SUBSEQUENT EVENTS:

On February 12, 2010, the Partnership made distributions to the Limited Partners of $390,000, which amounted to $8.43 per Interest.

The Partnership has performed an evaluation of subsequent events through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).     Control and Procedures

Controls and Procedures

As of December 31, 2009, the Partnership’s Management, including its principal executive officer and principal financial officer, have concluded that the Partnership’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership’s management used the criteria set forth by the Securities and Exchange Commission in Release No. 34-55959 and the interpretive guidance issued there under (as permitted in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended). The Partnership’s management has concluded that, as of December 31, 2009, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

The Partnership’s Management, does not expect that the disclosure controls and procedures of the internal controls will prevent all error and misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 9B.	Other Information

On July 31, 2009, the Partnership solicited the consent of the Limited Partners, pursuant to a Consent solicitation statement on Schedule 14A, to amend the Partnership Agreement to extend the term of the Partnership to November 30, 2020 (the “Extension Proposition”). As of October 14, 2009, holders of a majority of the outstanding Limited Partner Interests voted in favor of the Extension Proposition and the Consent solicitation was closed. The results of the Consent solicitation were as follows: 23,886.4400 votes “FOR”, 7,203.9250 votes “Against”, 238.5000 votes “Abstain”. The Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, was filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Partnership does not have any employees, executive officers, or directors and therefore no board committees.

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

The executive officer and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 59 - President, Founder and Director.

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

Since the founding of TPG in 1985, Mr. Provo has also founded various entities engaged in unique businesses, but grouped under an informal umbrella known as The Provo Group of Companies.

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

Jesse Small - CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing the DiVall 2 Limited Partners. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company, now known as ConocoPhillips. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing the DiVall 2 Limited Partners.

Code of Ethics

The Partnership has no executive officers or any employees and, accordingly, has not adopted a formal code of ethics.

Mr. Provo and TPG require that all personnel, including all employees, officers and directors: engage in honest and ethical conduct; ensure full, fair, accurate, timely and understandable disclosure; comply with all applicable governmental laws, rules and regulations; and report to Mr. Provo any deviation from these principles. Because the organization is composed of very few individuals, and because Mr. Provo is the ultimate decision maker in all instances, TPG has not adopted a formal code of ethics. Mr. Provo, as Chief Executive Officer and Chairman of the Board of Directors of TPG, mitigates and resolves all conflicts to the best of his ability and determines appropriate actions if necessary to deter violations and promote accountability, consistent with his fiduciary obligations to TPG and the fiduciary obligations of TPG to the Partnership.

Item 11.	Executive Compensation

The Partnership has not paid any “executive compensation” to the corporate General Partner or to the directors and officers of the General Partner. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 hereto. The General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the Financial Statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners. The principal executive officer of the General Partner is not compensated by the Partnership for controlling the affairs of the Partnership, except to the extent he may receive remuneration as a result of his management of the General Partner and its management fee received from the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2009, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned	Percentage of Interests of Outstanding
Limited Partnership Interests	Jesse Small 401 NW 10th Terrace Hallandale, FL 33009	4,082.1	8.82%

(b.) As of December 31, 2009, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

Item 13.	Certain Relationships and Related Transactions

Pursuant to the terms of the Permanent Manager Agreement (“PMA”), the General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts, subject to a $159,000 minimum annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2009, the minimum annual Base Fee and the maximum annual Expense reimbursement increased by 3.84%, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2009, the minimum monthly Base Fee paid by the Partnership was raised to $20,233 and the maximum monthly Expense reimbursement was raised to $1,632.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG was granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. The corpus of the Trust has been fully funded with Partnership assets.

The Partnership paid and/or accrued the following to Management and its affiliates in 2009 and 2008:

The Provo Group, Inc.:

	Incurred for the Year ended December 31, 2009	Incurred for the Year ended December 31, 2008
Management fees	$240,841	$232,205
Restoration fees	459	535
Overhead allowance	19,464	18,777
Sales commission	13,500	56,600
Leasing commissions	21,060	55,872
Direct Cost Reimbursement	5,210	6,848
Cash Distributions	3,290	9,245

	$303,824	$380,082

Item 14.	Principal Accounting Firm Fees and Services

Audit Fees

Aggregate billings during the years 2009 and 2008 for audit services provided by the Partnership’s principal accounting firm, McGladrey & Pullen, LLP (“M&P”), to the Partnership, amounted to $51,720 and $62,009, respectively. Aggregate billings for interim review services provided by the Partnership’s principal accounting firm, M&P, to the Partnership during the years 2009 and 2008, amounted to $13,500 and $12,000, respectively.

Audit-Related Fees

For the year ended December 31, 2009 and 2008, M&P did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services provided by RSM McGladrey, Inc. (“RSM”) that were billed during 2009 and 2008 were $23,000 and $22,750, respectively.

All Other Fees

For the year ended December 31, 2009, M&P did not perform any management consulting or other services for the Partnership. For the year ended December 31, 2008, M&P provided management consulting services for the Partnership for a fee of $2,500.

For the years December 31, 2009 and 2008, RSM, did not perform any management consulting or other services for the Partnership.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) 1.    Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2009 and 2008

Statements of Income for the Years Ended December 31, 2009, 2008, and 2007

Statements of Partners’ Capital for the Years Ended December 31, 2009, 2008, and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2009

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.1	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, and incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 12, 2010 regarding the Fourth Quarter 2009 distribution.

99.1	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 27, 2009 and December 28, 2008 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal year ended December 27, 2009 and the initial period June 24, 2008 to December 28, 2008 prepared by Vrona &Van Schuyler, CPAs, PLLC.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

		Initial Cost to Partnership		Costs Capitalized Subsequent to Acquisitions	Gross Amount at which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total
Phoenix, Arizona	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$308,692	—	6/15/88	31.5
Phoenix, Arizona (1)	—	482,383	490,343	—	453,433	428,676	882,109	312,188	—	8/15/88	31.5
Santa Fe, New Mexico	—	—	451,230	—	—	451,230	451,230	304,230	—	10/10/88	31.5
Augusta, Georgia (2)	—	215,416	434,178	—	213,226	434,177	647,403	298,212	—	12/22/88	31.5
Charleston, South Carolina	—	273,619	323,162	—	273,619	323,162	596,781	221,961	—	12/22/88	31.5
Park Forest, Illinois (3) (4) (5)	—	187,900	393,038	—	0	255,302	255,302	255,302	—	12/22/88	31.5
Aiken, South Carolina	—	402,549	373,795	—	402,549	373,795	776,344	255,577	—	2/21/89	31.5
Augusta, Georgia	—	332,154	396,659	—	332,154	396,659	728,813	271,209	—	2/21/89	31.5
Mt. Pleasant, South Carolina	—	286,060	294,878	—	286,060	294,878	580,938	201,618	—	2/21/89	31.5
Charleston, South Carolina	—	273,625	254,500	—	273,625	254,500	528,125	174,010	—	2/21/89	31.5
Aiken, South Carolina	—	178,521	455,229	—	178,521	455,229	633,750	311,256	—	3/14/89	31.5
Des Moines, Iowa (1) (6)	—	164,096	448,529	$296,991	161,996	560,057	722,053	393,784	1989	8/1/89	31.5
North Augusta, South Carolina	—	250,859	409,297	—	250,859	409,297	660,156	265,696	—	12/29/89	31.5
Martinez, Georgia	—	266,175	367,575	—	266,175	367,575	633,750	238,612	—	12/29/89	31.5
Columbus, Ohio	—	351,325	708,141	—	351,325	708,140	1,059,465	448,398	—	6/1/90	31.5

	$0	$4,108,906	$6,222,230	$296,991	$3,887,766	$6,134,353	$10,022,119	$4,260,745

(1)	This property was written down to its estimated net realizable value at December 31, 1998.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In the Fourth Quarter of 2007, a small strip of the land was purchased from the Partnership by the Illinois Department of Transportation to be used as street right of way.
(4)	This vacant property was written down $267,186 ($129,450 related to land and $137,736 related to buildings and improvements) to its estimated net realizable value during the Third Quarter of 2008.
(5)	This vacant property was written down $50,000 related to land to its estimated net realizable value of zero during the Fourth Quarter of 2009.
(6)	Building improvements were incurred at the property during the Fourth Quarter of 2009.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2009	Year Ended December 31, 2008	Accumulated Depreciation	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of year	$10,802,494	$11,069,680	Balance at beginning of year	$4,438,474	$4,239,573
Additions:			Additions charged to costs and expenses	185,806	198,901
Daytona’s All Sports Cafe- Des Moines, IA (1)	9,000
Deletions:
Vacant- Park Forest, IL (2) (3)	(50,000)	(267,186)
Panda Buffet restaurant- Grand Forks, ND (4)	(739,375)		Panda Buffet restaurant- Grand Forks, ND (4)	(363,535)

Balance at end of year	$10,022,119	$10,802,494	Balance at end of year	$4,260,745	$4,438,474

(1)	Building improvements were incurred at the property during the Fourth Quarter of 2009.
(2)	The property was written-down $50,000 to its estimated net realizable value of zero during the Fourth Quarter of 2009.
(3)	The property was written-down $267,186 to its estimated net realizable value during the Third Quarter of 2008.
(4)	This property was reclassified to property held for sale in the Third Quarter of 2009 and sold in the Fourth Quarter of 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Bruce A. Provo
Bruce A. Provo
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman of the Board of Directors of The Provo Group, Inc.
(principal executive officer, principal financial officer and principal accounting officer)

/s/ Caroline E. Provo
Caroline E. Provo
Director of The Provo Group, Inc.

Date: March 26, 2010