Form 10-Q
period 2010-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2010-05-13
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$3,887,766	$3,887,766
Buildings	6,134,353	6,134,353
Accumulated depreciation	(4,304,008)	(4,260,745)

Net investment properties	5,718,111	5,761,374

OTHER ASSETS:

Cash	709,063	551,373
Cash held in Indemnification Trust (Note 8)	450,823	450,647
Property tax cash escrow	23,036	25,529
Rents and other receivables	5,884	394,910
Deferred rent receivable	16,537	17,977
Prepaid insurance	19,608	28,012
Deferred charges, net	283,097	292,076
Note Receivable (Note 10)	292,423	297,626

Total other assets	1,800,471	2,058,150

Total assets	$7,518,582	$7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$56,114	$13,146
Property tax payable	49,997	61,533
Due to General Partner	689	1,819
Unearned rental income	5,001	5,000
Security deposits	88,440	88,440

Total liabilities	200,241	169,938

CONTINGENT LIABILITIES: (Note 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)
General Partner
Cumulative net income	304,804	304,214
Cumulative cash distributions	(125,847)	(125,611)

	178,957	178,603

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	36,541,413	36,483,012
Cumulative cash distributions	(67,920,268)	(67,530,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	7,139,384	7,470,983

Total partners’ capital	7,318,341	7,649,586

Total liabilities and partners’ capital	$7,518,582	$7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2010 and 2009

(Unaudited)

	Three Months ended March 31,
	2010	2009
OPERATING REVENUES:

Rental income (Note 5)	$285,352	$292,132

TOTAL OPERATING REVENUES	285,352	292,132

OPERATING EXPENSES
Partnership management fees (Note 6)	60,503	59,079
Restoration fees (Note 6)	124	124
Insurance	8,404	8,682
General and administrative	23,004	30,130
Advisory Board fees and expenses	2,625	2,125
Professional services	81,047	51,712
Property tax expense	9,000	14,250
Other property expenses	0	1,036
Depreciation	43,263	43,206
Amortization	8,979	5,199

TOTAL OPERATING EXPENSES	236,949	215,543

OTHER INCOME
Interest income (Note 10)	6,007	1,199
Recovery of amounts previously written off (Note 2)	3,107	3,107
Other income	1,474	1,691

TOTAL OTHER INCOME	10,588	5,997

INCOME FROM CONTINUING OPERATIONS	58,991	82,586
INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	0	4,075

NET INCOME	$58,991	$86,661

NET INCOME- GENERAL PARTNER	$590	$867
NET INCOME- LIMITED PARTNERS	58,401	85,794

	$58,991	$86,661

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$1.26	$1.76

INCOME FROM DISCONTINUED OPERATIONS	0.09

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$1.26	$1.85

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2010 and 2009

(Unaudited)

	Three Months ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$58,991	$86,661
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	52,242	53,282
Recovery of amounts previously written off	(3,107)	(3,107)
Interest applied to PMA Indemnification Trust account	(176)	(155)
Changes in operating accounts:
Decrease in property taxes cash escrow	2,493	4,234
Decrease in rents and other receivables	389,026	410,376
Decrease in prepaid insurance	8,404	8,682
Decrease in deferred rent receivable	1,440	2,860
Decrease in due to General Partner	(1,130)	(3,665)
Increase (Decrease) in accounts payable and accrued expenses	42,968	(22,402)
Decrease in property taxes payable	(11,536)	(17,318)
Increase in unearned rental income	1	0

Net cash flows provided by operating activities	539,616	519,448

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Reimbursement of leasing commissions	0	180
Notes Receivable, principal payments received	5,203	0
Recoveries from former General Partner affiliates	3,107	3,107

Net cash flows provided by investing activities	8,310	3,287

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(390,000)	(1,300,000)
Cash distributions to General Partner	(236)	(347)

Net cash flows used in financing activities	(390,236)	(1,300,347)

NET INCREASE (DECREASE) IN CASH	157,690	(777,612)

CASH AT BEGINNING OF PERIOD	551,373	1,528,935

CASH AT END OF PERIOD	$709,063	$751,323

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2009 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2010 and December 31, 2009, and the statements of income and cash flows for the three month periods ended March 31, 2010 and 2009.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of March 31, 2010, the Partnership owned fifteen Properties.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all the Properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is previously elected by a majority of the Limited Partners. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. A majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded on October 14, 2009. Therefore, the Partnership continues to operate as a going concern.

Significant Accounting Policies

Rental revenue from the Properties is recognized on the straight-line basis over the term of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of March 31, 2010, and December 31, 2009, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2010 and December 31, 2009, accumulated amortization amounted to $63,074 and $54,095, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

The Partnership generally maintains cash in federally insured accounts in a bank that is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”). Under TAGP, through December 31, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Cash maintained in these accounts may exceed federally insured limits after the expiration of the TAGP. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2010, nine of the Partnership’s fifteen Properties are leased to two significant tenants who have comprised 49% and 20%, respectively, of the total 2010 operating base rents reflected as of March 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any deprecation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the quarter ended March 31, 2010.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the quarter ended March 31, 2010 and the year ended December 31, 2009. See Note 11 for further disclosure.

GAAP applicable to Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner of the Partnership, The Provo Group, Inc. (“TPG” or the “General Partner”), believes that the carrying value of the Partnership’s assets (exclusive of the Properties) and liabilities approximate fair value due to the relatively short maturity of these instruments.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than of the Partnership.

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated changed. The determination of whether a company is required to consolidate an entity is now based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. As of March 31, 2010, this change has not had a material effect on the Partnership’s results of operations or financial position.

In June of 2009, the FASB issued new guidance which revised and updated previously issued guidance related to variable interest entities. This new guidance revised the previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a variable interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Partnership adopted this new guidance on January 1, 2010, and it has not had a material impact on the Partnership’s financial position or results of operations for the First Quarter ended March 31, 2010.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2010, approximately $5,902,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2010, the Partnership has recognized a total of approximately $1,212,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2010, the Partnership owned fourteen fully constructed fast-food restaurants and one vacant property located in Park Forest, IL. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

During the three month period ended March 31, 2010 the Partnership did not recognize any income from discontinued operations. During the three month period ended March 31, 2009, the Partnership recognized income from discontinued operations of approximately $4,000. The 2009 income from discontinued operations is attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

There were no components of property held for sale in the condensed balance sheets as of March 31, 2010 and December 31, 2009.

The components of discontinued operations included in the condensed statement of income for the three month periods ended March 31, 2010 and March 31, 2009 are outlined below:

	Three Month Period ended March 31, 2010	Three Month Period ended March 31, 2009
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental Income	$0	$8,952

Total Revenues	0	8,952

Expenses:
Depreciation	0	4,322
Amortization	0	555

Total Expenses	0	4,877

Net Income from Rental Discontinued Operations	$0	$4,075

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Units. The Second Amendment to the Partnership Agreement was filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the Agreement. The former general partners were replaced as General Partner by The Provo Group, Inc. (“TPG”), an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the General Partner.

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the Properties is limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the Property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 7)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner made the amendments without a vote of the Limited Partners.

5. LEASES:

Original lease terms for the majority of the Properties are generally 5 - 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in Management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the Property, excluding the cost of the land, is depreciated over its estimated useful life.

The aggregate minimum operating lease payments, including the first quarter revenue of $274,824, to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2010	$1,106,496
2011	1,064,496
2012	1,011,830
2013	830,278
2014	826,500
Thereafter	5,039,925

$9,879,525

Operating percentage rents included in operating rental income for the three month periods ended March 31, 2010 and 2009 were approximately $12,000 and zero, respectively. The percentage rents for 2010 related to the Denny’s, Phoenix, AZ property. As of March 31, 2010, rents and other receivables included approximately $6,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2009 were approximately $399,000. At December 31, 2009, rents and other receivables included $43,000 of billed and $350,000 of unbilled percentage rents. As of March 31, 2010, all of the 2009 percentage rents had been billed and collected.

On September 4, 2008, three of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. As of March 31, 2010, Wendcharles and Wendgusta operating base rents have accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents to-date.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993, the General Partner receives a Base Fee for managing the Partnership equal to 4% of gross receipts, subject to an initial minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2010, the minimum annual Base Fee and the maximum Expense reimbursement decreased by .356% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2010, the minimum monthly Base Fee paid by the Partnership was lowered to $20,161 and the maximum monthly Expense reimbursement was lowered to $1,626.

For purposes of computing the 4% overall fee, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,017 on the amounts recovered, which includes fees received for the three month periods ended March 31, 2010 and 2009 of $124 and $124 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2010 and 2009 are as follows:

	Incurred for the Three Month Period ended March 31, 2010	Incurred for the Three Month Period ended March 31, 2009
	(Unaudited)	(Unaudited)
General Partner
Management fees	$60,502	$59,079
Restoration fees	124	124
Overhead allowance	4,890	4,776
Leasing commissions	0	(180)
Reimbursement for out-of-pocket expenses	1,439	1,488

Cash distribution	236	347

	$67,191	$65,634

At March 31, 2010 and December 31, 2009, $689 and $1,819, respectively, was payable to the General Partner.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of the Properties. Fifty percent (50%) of all such disposition fees earned by the General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees will be paid to the General Partner. If such levels of recovery are not achieved, the General Partner will contribute the amounts escrowed toward the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three original Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the General Partner during March 1996 after exceeding the recovery level of $4,500,000. The General Partner does not expect any future refunds, as the possibility of achieving the $6,000,000 recovery threshold appears remote.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $200,823 of earnings has been credited to the Trust as of March 31, 2010. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

10. NOTE RECEIVABLE:

The Partnership completed the sale of the Panda Buffet restaurant property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. The property tax escrow cash balance held by the Partnership amounted to $3,150 at March 31, 2010, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. During the First Quarter of 2010, three note payments were received by the Partnership and totaled $5,203 in principal and $5,363 in interest.

The amortized principal payments to be received under the Buyers Note for the next three years are as follows:

Year ending December 31,

2010	$16,185
2011	22,991
2012	253,247

$292,423

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no fair value adjustments in the First Quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 2 of this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-Q regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates will be based on Management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Impairment-The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

Investment Properties

The Properties held by the Partnership at March 31, 2010 were originally purchased at a price, including acquisition costs, of $11,395,768.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2010, the Partnership owned fifteen fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is vacant. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Park Forest, IL property formerly operated as a Popeye’s Famous Fried Chicken restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease. The tenant, Kentucky Fried Chicken, is responsible for the $3,400 per month ground lease payment.

There were no building improvements capitalized during the First Quarter of 2010.

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long-Lived Assets”, current and historical results from operations for disposed properties and assets classified as held for sale are reclassified separately as discontinued operations. The guidance also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

The following summarizes significant developments, by property, for properties with such developments.

Denny’s- Phoenix, AZ Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three month lease for the Phoenix, AZ property was executed with the tenant, Denny’s #6423, LLC (“Denny’s), in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified the General Partner of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January 2010 through June of 2010 will be strictly percentage rent at eight percent of monthly sales over $50,000. During the First Quarter of 2010, percentage rent income totaling approximately $12,000 was recognized in relation to the property. Management is uncertain as to whether there will be additional rent modifications for the remaining three months of 2010 or whether the expiration date of the lease will be effectively June 30, 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

The Partnership completed the sale of the Panda Buffet restaurant property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. Closing and other sale related costs amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. As of March 31, 2010, the buyer was current on its monthly property tax escrow obligations and escrow payments held by the Partnership, which totaled approximately $3,000.

Per the amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included approximately $2,374 in principal and $1,148 in interest. Three payments were received by the Partnership during the First Quarter of 2010 and totaled $5,203 in principal and $5,363 in interest.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was fully executed with the tenant occupying the property located in Columbus, OH on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The Amendment also provides for five options to renew the lease for an additional two years (base rent will increase by 2% percent for each year of each option). The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the Fourth Quarter of 2009 in relation to the Amendment.

Daytona’s All Sports Café- Des Moines, IA Property

The previous lease, with an annual base rent of $72,000, expired on February 28, 2009. In July of 2009, Management agreed to the terms of a twenty seven month lease extension with Daytona’s All Sports Café (“Daytona’s”) for the property located in Des Moines, IA. The lease amendment, which was executed in early August of 2009, began, and was effective, as of March 1, 2009, provides for an annual base rent of $72,000(less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate in the Third Quarter of 2009 upon the execution of the lease amendment. In accordance with the lease amendment, building improvements of approximately $17,000 were made to the property during the Fourth Quarter of 2009, which included $9,000 paid by the Partnership.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of March 31, 2010, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $20,000.

Vacant Park Forest, IL Property

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

Property tax in Cook County, IL is paid in arrears (2009 tax will be paid in 2010) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership had accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010. The first installment of 2009 property tax, totaling approximately $18,000 was paid in January of 2010. As of March 31, 2010, the Partnership has accrued estimated 2010 property taxes of $9,000 ($3,000 per month), which will be due in 2011.

Due to the vacancy of the Park Forest, IL property, the Partnership has assumed maintenance responsibility. Approximately $1,400 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and clean-up services. No maintenance expenditures were incurred in the First Quarter of 2010.

Results of Operations

Income from continuing operations for the three months ended March 31, 2010 and 2009 was $59,000 and $83,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2010 and 2009 variances.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Rental Income: Rental income for the three months ended March 31, 2010 and 2009 was approximately $285,000 and $292,000, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, and included adjustments for straight-line rent. The 2009 rental income was comprised of monthly lease obligations per the tenant leases and included adjustments for straight-line rent. The decrease in rental income for the three months ended March 31, 2010 was primarily due to the January 2010 modification to the Denny’s lease (see Investment Properties- Denny’s- Phoenix, AZ Property above for further discussion). Management expects monthly lease obligations under the tenant leases to remain relatively stable throughout 2010 as there are no scheduled lease expirations. Percentage rents income is anticipated to be slightly lower than in 2009 due primarily to the Applebee’s lease modifications (see Investment Properties- Applebee’s- Columbus, OH above for further discussion).

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2010 and 2009 were approximately $23,000 and $30,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, bank fees and income tax expenses. The decrease in general and administrative expenses is primarily due to the overpayment of 2009 estimated tax expenditures being applied to 2010 estimated taxes. Management expects the total 2010 general and administrative expenses to be lower than the 2009 expenses, primarily due to lower printing and postage expenditures expected in 2010 than those incurred in 2009, due to the 2009 Consent mailing and the decision not to print and mail the 2009 Annual Report on Form 10-K to investors (the 2009 Annual Report filed on Form 10-K can be viewed/printed for free at the Partnership website at www.divallproperties.com or at the SEC website at www.sec.gov), and lower 2010 income tax expenditures due to the 2009 overpayment of estimated taxes.

Professional services: Professional services expenses for the three months ended March 31, 2010 and 2009 were approximately $81,000 and $52,000, respectively. Professional services expenses were primarily comprised of data processing, legal, auditor, and tax preparation fees. The increase in 2010 is due to a difference in the timing of the final audit billings. Management anticipates 2010 professional services expenditures to remain relatively comparable to the 2009 expenses, with the exception of lower 2010 data processing fees due to the 2009 Consent mailing fees incurred.

Property Tax Expense: Property tax expenses for the three months ended March 31, 2010 and 2009 were approximately $9,000 and $14,000, respectively. Property tax expense relates to the vacant Park Forest, IL property (see Vacant Park Forest, IL Property paragraphs above for further information). The 2010 estimated property tax accruals of $3,000 per month are based on the 2008 actual property tax paid. The 2008 property tax paid in 2009 was lower than originally accrued due to a re-appraisal by the Cook County Taxing Authority.

Depreciation Expense: Depreciation for the three months ended March 31, 2010 and 2009 was approximately $43,000 and $43,000, respectively, and was comprised of depreciation of buildings and improvements associated with fourteen of the Partnership’s fifteen properties (the vacant Park Forest, IL property has a net book value of $0). Management expects future depreciation expense to remain relatively constant. Depreciation is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Amortization Expense: Amortization for the three months ended March 31, 2010 and 2009 was approximately $9,000 and $5,000, respectively and was comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The variance is due to the amortization of the Wendy’s amended leases. Management expects future amortization expense to remain relatively constant. Amortization is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Interest Income: Interest income for the three months ended March 31, 2010 and 2009 was approximately $6,000 and $1,000 respectively. The 2010 interest income was comprised of interest income associated with the Note receivable received upon the Panda Buffet, Grand Forks, ND property sale in November of 2009, interest income associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. The 2009 interest income was associated with funds on deposit with banks and from the Indemnification Trust funds invested in U.S. Treasury securities. Management anticipates that future interest income related to funds on deposits with bank and the Indemnification Trust funds invested in U.S. Treasury securities to remain at or near the First Quarter of 2010 levels. Interest income related to the Note Receivable totaled approximately $5,000 for the First Quarter of 2010 and is anticipated to total approximately $15,000 for the remainder of 2010.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three months ended March 31, 2010 and 2009 were each approximately $3,000 and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month period ended March 31, 2010 the Partnership did not recognize any income from discontinued operations. During the three month period ended March 31, 2009, the Partnership recognized income from discontinued operations of approximately $4,000. The 2009 income from discontinued operations is attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

Cash Flow Analysis

Net cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were approximately $540,000 and $519,000, respectively The variance in cash provided by operating activities from 2009 to 2010 is primarily due to: (i) the 2009 tax preparation fee billing being accrued and expensed at March 31, 2010 and paid in April of 2010 and the 2008 tax preparation fee billing being expensed and paid in March of 2009; (ii) the first installment of the 2009 audit fee billing being expensed and paid in December of 2009 and the first installment of the 2008 audit fee being accrued and expensed at December 31, 2008 and paid in January of 2009; and (iii) the 2009 percentage rents collected in the First Quarter of 2010 were lower than the 2008 percentage rent collected in the First Quarter of 2009 due to lower tenant sales reported and recorded for 2009 as compared to 2008.

Cash flows provided from investing activities for the three months ended March 31, 2010 and 2009 were approximately $8,000 and $3,000, respectively. The 2010 amount was comprised of small recoveries from former general partners and Note receivable principal payments. The 2009 amount was primarily comprised of small recoveries from former General Partners. An additional $16,000 in principal payments under the Buyer’s Note is scheduled to be received during 2010 (see Note 10 to condensed financial statements).

For the three months ended March 31, 2010, cash flows used in financing activities consisted of aggregate Limited Partner distributions of $390,000 (included net sale cash proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009) and General Partner distributions of $236. For the three months ended March 31, 2009, cash used in financing activities was approximately $1.3 million and consisted of aggregate Limited Partner distributions of $1.3 million (included net sale proceeds of approximately $1 million from the December of 2008 sale of the Blockbuster, Ogden, UT) and General Partner distributions of $347. Distributions have been made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $709,000 at March 31, 2010. Cash of $205,000 is anticipated to be used to fund the First Quarter of 2010 aggregate distribution to Limited Partners in May of 2010, and cash of approximately $56,000 is anticipated to be used for the payment of quarter-end accounts payable and accrued expenses, and the remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Our principal demands for funds will be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

As of March 31, 2010, our portfolio of Properties was approximately 93% leased as compared to approximately 94% as of March 31, 2009. Of our approximately fourteen properties currently leased, only two of them are due to expire in the next twelve months. Management anticipates working with the tenants to extend these two leases. In addition, we collected 100% of our base rent from our tenants for the First Quarter of 2010, which we believe is a good indication of tenant quality and stability.

Nine of the fifteen Partnership Properties are leased to two Wendy’s Franchisee’s. Six of the properties are leased to Wendgusta, LLCP (“Wendgusta”) and three of the properties are leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine leases comprised approximately 70% of the First Quarter of 2010 operating base rents. Operating base rents from these nine leases comprised approximately 65% of the total 2009 operating base rents. During 2009, additional percentage rents were also generated from these Wendy’s properties and totaled approximately $350,000. Additionally, the nine properties were approximately 60% of the Partnership’s total Properties, both by asset value and number. Eight of the Nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, Wendgusta, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and December 28, 2008. Those reviewed financial statements prepared by Wendgusta’s accountants are attached to the December 31, 2009 Annual Report 10-K as Exhibit 99.1. The Partnership has no rights to audit or review Wendgusta and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta.

Since approximately 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, Wendcharles, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the fiscal year ended December 27, 2009 and the initial period June 24 to December 28, 2008. Those reviewed financial statements prepared by Wendcharles’ accountants are attached to the December 31, 2009 Annual Report 10-K as Exhibit 99.2. The Partnership has no rights to audit or review Wendcharles and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendcharles.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of the Partnership Properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the franchise concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Partnership’s Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

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

The turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available. Fortunately, the Partnership has limited exposure to the credit markets. Management monitors the depository institutions that hold the cash on a regular basis and believe that funds have been deposited with creditworthy financial institutions. In addition, the Partnership has no outstanding debt. However, the continued economic downturn and lack of available credit could delay or inhibit Management’s ability to dispose of the Partnership’s Properties, or cause Management to have to dispose of the Partnership’s Properties for a lower than anticipated return. As a result, Management’s current objective is to preserve capital and sustain property values while selectively disposing of the Properties.

Disposition Policies

Management intends to hold the Partnership Properties until such time as sale or other disposition appears to be advantageous to achieve the investment objectives or until it appears that such objectives will not be met. In deciding whether to sell properties, Management considers factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if investors holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 4% of operating rental income for the First Quarter of 2010 and only 26% of operating rental income for the fiscal year 2009. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

Item 4. Controls and Procedures

Based on their evaluation as of March 31, 2010, Management has, including our principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.1	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, which is scheduled to be mailed May 14, 2010, regarding the First Quarter of 2010 distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	May 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Bruce A. Provo
Bruce A. Provo

President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman of the Board of Directors of The Provo Group, Inc.

(principal executive officer, principal financial officer and principal accounting officer)

Date:	May 13, 2010