Form 10-Q
period 2010-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2010-08-12
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

FOR THE PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$3,887,766	$3,887,766
Buildings	6,134,353	6,134,353
Accumulated depreciation	(4,347,271)	(4,260,745)

Net investment properties	5,674,848	5,761,374

OTHER ASSETS:

Cash	654,851	551,373
Cash held in Indemnification Trust (Note 9)	450,998	450,647
Property tax cash escrow	31,829	25,529
Rents and other receivables	15,829	394,910
Deferred rent receivable	15,097	17,977
Prepaid insurance	11,205	28,012
Deferred charges, net	274,055	292,076
Note Receivable (Note 11)	287,125	297,626

Total other assets	1,740,989	2,058,150

Total assets	$7,415,837	$7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$23,420	$13,146
Property tax payable	67,790	61,533
Due to General Partner	923	1,819
Unearned rental income	5,001	5,000
Security deposits	88,440	88,440

Total liabilities	185,574	169,938

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	305,978	304,214
Cumulative cash distributions	(126,317)	(125,611)

	179,661	178,603

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	36,657,631	36,483,012
Cumulative cash distributions	(68,125,268)	(67,530,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	7,050,602	7,470,983

Total partners’ capital	7,230,263	7,649,586

Total liabilities and partners’ capital	$7,415,837	7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2010 and 2009

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:

Rental income (Note 5)	$293,030	$302,320	$578,381	$594,453
Other income	0	12,500	0	12,500

TOTAL OPERATING REVENUES	293,030	314,820	578,381	606,953

OPERATING EXPENSES

Partnership management fees (Note 6)	60,359	60,613	120,861	119,692
Restoration fees (Note 6)	124	86	249	210
Insurance	8,403	8,682	16,807	17,363
General and administrative	17,804	39,485	40,810	69,615
Advisory Board fees and expenses	2,625	2,625	5,250	4,750
Professional services	35,016	75,243	116,061	126,955
Property tax expense	9,000	14,250	18,000	28,500
Other property expenses	1,107	376	1,107	1,413
Depreciation	43,263	43,205	86,526	86,411
Amortization	9,042	6,019	18,021	11,218

TOTAL OPERATING EXPENSES	186,743	250,584	423,692	466,127

OTHER INCOME
Interest income (Note 11)	5,917	631	11,923	1,829
Recovery of amounts previously written off (Note 2)	3,107	2,155	6,214	5,262
Other income	2,082	355	3,557	2,047

TOTAL OTHER INCOME	11,106	3,141	21,694	9,138

INCOME FROM CONTINUING OPERATIONS	117,393	67,377	176,383	$149,964
INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	0	4,041	0	8,115

NET INCOME	$117,393	$71,418	$176,383	$158,079

NET INCOME- GENERAL PARTNER	$1,174	$714	$1,764	$1,581
NET INCOME- LIMITED PARTNERS	116,219	70,704	174,619	156,498

	$117,393	$71,418	$176,383	$158,079

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$2.51	$1.44	$3.77	$3.21
INCOME FROM DISCONTINUED OPERATIONS	0.09		0.17

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$2.51	$1.53	$3.77	$3.38

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2010 and 2009

(Unaudited)

	Six Months ended June 30,
	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$176,383	$158,079

Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	104,547	107,383
Recovery of amounts previously written off	(6,214)	(5,262)
Interest applied to PMA Indemnification Trust account	(351)	(311)
Changes in operating accounts:
Increase in property taxes cash escrow	(6,300)	(3,021)
Decrease in rents and other receivables	379,081	405,831
Decrease in prepaid insurance	16,807	17,364
Decrease in deferred rent receivable	2,880	5,322
Decrease in due to General Partner	(896)	(3,726)
Increase (Decrease) in accounts payable and accrued expenses	10,274	(23,005)
Increase in property taxes payable	6,257	4,186
Increase in unearned rental income	1	0

Net cash flows provided by operating activities	682,469	662,840

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net Payments of leasing commissions	0	(3,960)
Notes Receivable, principal payments received	10,501	0
Recoveries from former General Partner affiliates	6,214	5,262

Net cash flows provided by investing activities	16,715	1,302

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(595,000)	(1,530,000)
Cash distributions to General Partner	(706)	(633)

Net cash flows used in financing activities	(595,706)	(1,530,633)

NET INCREASE ( DECREASE) IN CASH	103,478	(866,491)

CASH AT BEGINNING OF PERIOD	551,373	1,528,935

CASH AT END OF PERIOD	$654,851	$662,444

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

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2010 and December 31, 2009, and the statements of income for the three and six month periods ended June 30, 2010 and the statement of cash flows for the six month periods ended June 30, 2010 and 2009.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of June 30, 2010, the Partnership owned fifteen Properties.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2010, and December 31, 2009, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2010 and December 31, 2009, accumulated amortization amounted to $72,116, and $54,095, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2010, nine of the Partnership’s fifteen Properties are leased to two significant tenants who have comprised approximately 49% and 20%, respectively, of the total 2010 operating base rents reflected as of June 30, 2010.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the six month period ended June 30, 2010.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the six month period ended June 30, 2010 and the year ended December 31, 2009. See Note 12 for further disclosure.

GAAP applicable to Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The general partner of the Partnership, The Provo Group, Inc. (“TPG”, the “General Partner” or “Management”), believes that the carrying value of the Partnership’s assets (exclusive of the Properties) and liabilities approximate fair value due to the relatively short maturity of these instruments.

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

Recent Accounting Pronouncements

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated changed. The determination of whether a company is required to consolidate an entity is now based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. As of June 30, 2010, this change has not had a material effect on the Partnership’s results of operations or financial position.

In June of 2009, the FASB issued new guidance which revised and updated previously issued guidance related to variable interest entities. This new guidance revises the previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a variable interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Partnership adopted this new guidance on January 1, 2010, and it has not had a material impact on the Partnership’s financial position or results of operations for the six month period ended June 30, 2010.

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

Subsequent to discovery, and in response to the regulatory inquiries, TPG was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected TPG as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2010, approximately $5,905,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2010, the Partnership has recognized a total of approximately $1,215,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the Properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2010, the Partnership owned fourteen fully constructed fast-food restaurants and one vacant property located in Park Forest, IL. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

During the three and six month periods ended June 30, 2010 the Partnership did not recognize any income from discontinued operations. During the three and six month periods ended June 30, 2009 the Partnership recognized income from discontinued operations of approximately $4,000 and $8,000, respectively. The 2009 income from discontinued operations was attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

There were no components of property held for sale in the condensed balance sheets as of June 30, 2010 and December 31, 2009.

The components of discontinued operations included in the condensed statement of income for the three and six month periods ended June 30, 2010 and June 30, 2009 are outlined below:

	Three Month Period ended June 30, 2010	Three Month Period ended June 30, 2009	Six Month Period ended June 30, 2010	Six Month Period ended June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Statements of Income:
Revenues:
Rental Income	$0	$8,952	$0	$17,903

Total Revenues	0	8,952	0	17,903

Expenses:
Professional services	0	34	0	34
Depreciation	0	4,322	0	8,644
Amortization	0	555	0	1,110

Total Expenses	0	4,911	0	9,788

Net Income from Rental Discontinued Operations	$0	$4,041	$0	$8,115

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the Agreement. The former general partners were replaced as General Partner of the Partnership by TPG, an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the General Partner.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The aggregate minimum operating lease payments, including the total of the first and second Quarter revenues of $549,648, to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2010	$1,102,296
2011	1,064,496
2012	1,011,830
2013	830,278
2014	826,500
Thereafter	5,039,925

$9,875,325

Operating percentage rents included in operating rental income for the six month periods ended June 30, 2010 and 2009 were approximately $32,000 and $10,000, respectively. The percentage rents for 2010 related to the Denny’s, Phoenix, AZ property (see Investment Properties in Item 2 for further information) and the 2010 percentage rents accrued for tenants who had reached their sales breakpoint. The percentage rents for 2009 related to the 2009 percentage rents accrued for tenants who had reached their sales breakpoints. As of June 30, 2010, rents and other receivables included approximately $15,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2009 was approximately $399,000. At December 31, 2009, rents and other receivables included $43,000 of billed and $350,000 of unbilled percentage rents. As of June 30, 2010, all of the 2009 percentage rents had been billed and collected.

On September 4, 2008, three of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. As of June 30, 2010, Wendcharles and Wendgusta operating base rents have accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents to-date.

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

For purposes of computing the 4% overall fee, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,142 on the amounts recovered, which includes fees received for the six month periods ended June 30, 2010 and 2009 of $249 and $210 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum Base Fee by that same amount.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Incurred for the Three Month Period ended June 30, 2010	Incurred for the Three Month Period ended June 30, 2009	Incurred for the Six Month Period ended June 30, 2010	Incurred for the Six Month Period ended June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$60,359	$60,613	$120,861	$119,692
Restoration fees	124	86	248	210
Overhead allowance	4,878	4,896	9,768	9,672
Leasing commissions	0	4,140	0	3,960
Reimbursement for out-of-pocket expenses	1,521	1,111	2,961	2,600
Cash distribution	470	286	706	633

	$67,352	$71,132	$134,544	$136,767

At June 30, 2010 and December 31, 2009, $923 and $1,819, respectively, was payable to the General Partner.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

Advisory Board Member, Jesse Small, was a greater than ten percent beneficial unit holder as of June 30, 2010. Amounts paid to Mr. Small for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Incurred for the Three Month Period ended June 30, 2010	Incurred for the Three Month Period ended June 30, 2009	Incurred for the Six Month Period ended June 30, 2010	Incurred for the Six Month Period ended June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$1,750	$1,250

	$875	$875	$1,750	$1,250

At June 30, 2010 and December 31, 2009, $0, respectively, was payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

9. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $200,998 of earnings has been credited to the Trust as of June 30, 2010. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the Property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

January of 2010 at $1,050 per month. The property tax escrow cash balance held by the Partnership amounted to $6,300 at June 30, 2010, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. During the six month period ended June 30, 2010, six note payments were received by the Partnership and totaled $10,501 in principal and $10,631 in interest.

The amortized principal payments yet to be received under the Buyers Note for the next three years are as follows:

Year ending December 31,

2010	$10,887
2011	22,991
2012	253,247

$287,125

12. FAIR VALUE DISCLOSURES

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no fair value adjustments in the First and Second Quarters of 2010.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

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

Investment Properties

The Properties held by the Partnership at June 30, 2010 were originally purchased at a price, including acquisition costs, of $11,395,768.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2010, the Partnership owned fifteen fully constructed fast-food restaurants, one of which, located in Park Forest, IL, is vacant. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

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

There were no building improvements capitalized during the First and Second Quarters of 2010.

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

The following summarizes significant developments as of June 30, 2010, by property, for properties with such developments.

Denny’s- Phoenix, AZ Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three month lease for the Phoenix, AZ property was executed with the tenant, Denny’s #6423, LLC (“Denny’s), in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified the General Partner of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January of 2010 through June of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000. In June of 2010, an additional temporary lease modification was agreed upon. Denny’s rent from July of 2010 to September of 2010 will be strictly percentage rent at eight percent of monthly sales over $50,000 and the rent from October 1, 2010 to December 31, 2010 will be strictly percentage rent at eight percent of monthly sales over $37,500. During the six month period ended June 30, 2010, percentage rent income totaling approximately $21,000 was recognized in relation to the property. Management is uncertain as to whether there will be an additional rent modification for the period January 1 to April 30, 2011, or whether the expiration date of the lease will be effectively December 31, 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

The Partnership completed the sale of the Panda Buffet restaurant property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. Closing and other sale related costs amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. As of June 30, 2010, the buyer was current on its monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $6,300 at June 30, 2010, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. Six payments were received by the Partnership during the six month period ended June 30, 2010 and totaled in the aggregate $10,501 in principal and $10,631 in interest.

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

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of June 30, 2010, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $26,000.

Vacant Park Forest, IL Property

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

Property tax in Cook County, IL is paid in arrears (2009 tax will be paid in 2010) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership had accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership will be obligated to pay to the Cook County taxing authority in 2010. The first installment of 2009 property tax, totaling approximately $18,000 was paid in January of 2010. The second installment of 2009 property tax is anticipated to be paid in the Fourth Quarter of 2010. As of June 30, 2010, the Partnership has accrued estimated 2010 property taxes of $18,000 ($3,000 per month), which will be due in 2011.

Due to the vacancy of the Park Forest, IL property, the Partnership has assumed maintenance responsibility. Approximately $1,400 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and clean-up services. Maintenance expenditures of approximately $1,000 were incurred in the Second Quarter of 2010.

Results of Operations

Income from continuing operations for the three month periods ended June 30, 2010 and 2009 were $117,000 and $67,000, respectively. Income from continuing operations for the six month periods ended June 30, 2010 and 2009 were $176,000 and $150,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2010 and 2009 variances.

Three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009:

Rental Income: Rental income for the three month periods ended June 30, 2010 and 2009 were approximately $293,000 and $302,000, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, and included adjustments for straight-line rent. The 2009 rental income was comprised of monthly lease obligations per the tenant leases and included adjustments for straight-line rent. The decrease in rental income for the three months ended June 30, 2010 was primarily due to the January of 2010 modification to the Denny’s lease (see Investment Properties- Denny’s- Phoenix, AZ Property above for further discussion).

Other Operating Income: Other Income for the three month periods ended June 30, 2010 and 2009 were zero and $13,000, respectively. During the Second Quarter of 2009, the Partnership collected a $12,500 sales escrow deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008.

General and Administrative Expense: General and administrative expenses for the three month periods ended June 30, 2010 and 2009 were approximately $18,000 and $39,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, bank fees and state income tax expenses. The decrease in general and administrative expenses is primarily due to the overpayment of 2009 estimated state tax expenditures being applied to 2010 estimated taxes, and lower 2010 printing and postage expenditures due to the 2009 Consent mailing and the decision not to print and mail the 2009 Annual Report on Form 10-K to investors in May of 2010 (the 2009 Annual Report filed on Form 10-K can be viewed and printed for free at the Partnership’s website at www.divallproperties.com or at the SEC’s website at www.sec.gov.)

Professional services: Professional services expenses for the three month periods ended June 30, 2010 and 2009 were approximately $35,000 and $75,000, respectively. Professional services expenses were primarily comprised of data processing, mail processing, website design, legal, auditor, and tax preparation fees. The decrease in 2010 is primarily due to a difference in the timing of the final audit billings, offset by higher legal fees incurred due to the 2009 Consent and tenant defaults, and higher website design fees in relation to the development of the Partnership website.

Property Tax Expense: Property tax expense for the three month periods ended June 30, 2010 and 2009 were approximately $9,000 and $14,000, respectively. Property tax expense relates to the vacant Park Forest, IL property (see Vacant Park Forest, IL Property paragraphs above for further information). The 2010 estimated property tax accruals of $3,000 per month are based on the 2008 actual property tax paid. The 2008 property tax paid in 2009 was lower than originally accrued at December 31, 2008 due to a re-appraisal in 2009 by the Cook County Taxing Authority.

Amortization Expense: Amortization for the three month periods ended June 30, 2010 and 2009 was approximately $9,000 and $6,000, respectively and was comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The variance is due to the timing of the amortization of the deferred charges related to the Wendy’s amended leases.

Interest Income: Interest income for the three month periods ended June 30, 2010 and 2009 was approximately $6,000 and $1,000 respectively. The 2010 interest income was comprised of interest income associated with the Note receivable received upon the Panda Buffet, Grand Forks, ND property sale in November of 2009, interest income associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. The 2009 interest income was associated with funds on deposit with banks and from the Indemnification Trust funds invested in U.S. Treasury securities.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended June 30, 2010 and 2009 were approximately $3,000 and $2,000, respectively, and were comprised of small recoveries from former general partners.

Six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009:

Rental Income: Rental income for the six month periods ended June 30, 2010 and 2009 was approximately $578,000 and $594,000, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, and included adjustments for straight-line rent. The 2009 rental income was comprised of monthly lease obligations per the tenant leases and included adjustments for straight-line rent. The decrease in rental income for the six months ended June 30, 2010 was primarily due to the January of 2010 modification to the Denny’s lease (see Investment Properties- Denny’s- Phoenix, AZ Property above for further discussion). Management expects monthly lease obligations under the tenant leases to remain relatively stable throughout 2010 as there are no scheduled lease expirations. Total percentage rents income for 2010 is anticipated to be comparable to 2009 percentage rents income.

Other Operating Income: Other Income for the six month periods ended June 30, 2010 and 2009 were zero and approximately $13,000, respectively. During the Second Quarter of 2009, the Partnership collected a $12,500 sales escrow deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008. Management does not anticipate such a revenue type during 2010.

General and Administrative Expense: General and administrative expenses for the six month periods ended June 30, 2010 and 2009 were approximately $41,000 and $70,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, bank fees and state income tax expenses. The decrease in general and administrative expenses is primarily due to the overpayment of 2009 estimated state tax expenditures being applied to 2010 estimated taxes, and lower printing and postage expenditures due to the 2009 Consent mailing and the decision not to print and mail the 2009 Annual Report on Form 10-K to investors in May of 2010. Management expects the total 2010 general and administrative expenses to be lower than the 2009 expenses, primarily due to the lower printing and postage expenditures and lower income tax expenditures due to the 2009 overpayment of estimated taxes.

Professional services: Professional services expenses for the six month periods ended June 30, 2010 and 2009 were approximately $116,000 and $127,000, respectively. Professional services expenses were primarily comprised of data processing, mail processing, website design, legal, auditor, and tax preparation fees. Management anticipates 2010 professional services expenditures to remain relatively comparable to the 2009 expenses, with the exception of lower 2010 data and mail processing fees due to the 2009 Consent mailing and related SEC filings and lower website design service fees.

Property Tax Expense: Property tax expense for the six month periods ended June 30, 2010 and 2009 were approximately $18,000 and $29,000, respectively. Property tax expense relates to the vacant Park Forest, IL property (see Vacant Park Forest, IL Property paragraphs above for further information). The 2010 estimated property tax accruals of $3,000 per month are based on the 2008 actual property tax paid. The 2008 property tax paid in 2009 was lower than originally accrued at December 31, 2008 due to a re-appraisal in 2009 by the Cook County Taxing Authority.

Depreciation Expense: Depreciation for the six month periods ended June 30, 2010 and 2009 were approximately $ 86,000 and $86,000, respectively, and was comprised of depreciation of buildings and improvements associated with fourteen of the Partnership’s fifteen properties (the vacant Park Forest, IL property has a net book value of zero). Management expects future depreciation expense to remain relatively constant. Depreciation is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Amortization Expense: Amortization for the six month periods ended June 30, 2010 and 2009 was approximately $18,000 and $11,000, respectively and was comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The variance is due to the timing of the amortization of deferred charges related to the Wendy’s amended leases. Management expects future amortization expense to remain relatively constant. Amortization is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Interest Income: Interest income for the six month periods ended June 30, 2010 and 2009 were approximately $12,000 and $2,000 respectively. The 2010 interest income was comprised of interest income associated with the Note receivable received upon the Panda Buffet, Grand Forks, ND property sale in November of 2009, interest income associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. The 2009 interest income was associated with funds on deposit with banks and from the Indemnification Trust funds invested in U.S. Treasury securities. Management anticipates that future interest income related to funds on deposits with bank and the Indemnification Trust funds invested in U.S. Treasury securities to remain at or near current levels. Interest income related to the Note Receivable totaled approximately $11,000 for the six month period ended June 30, 2010 and is anticipated to total approximately $10,000 for the remainder of 2010.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the six month periods ended June 30, 2010 and 2009 were approximately $6,000 and $5,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three and six month periods ended June 30, 2010 the Partnership did not recognize any income from discontinued operations. During the three and six month periods ended June 30, 2009, the Partnership recognized income from discontinued operations of approximately $4,000 and $8,000, respectively. The 2009 income from discontinued operations was attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

Cash Flow Analysis

Net cash flows provided by operating activities for the six month periods ended June 30, 2010 and 2009 were approximately $682,000 and $663,000, respectively The variance in cash provided by operating activities from 2009 to 2010 is primarily due to: (i) the first installment of the 2009 audit fee billing being expensed and paid in December of 2009 and the first installment of the 2008 audit fee being accrued and expensed at December 31, 2008 and paid in January of 2009; and (ii) the 2009 percentage rents collected in the First Quarter of 2010 were lower than the 2008 percentage rents collected in the First Quarter of 2009 due to lower tenant sales reported and recorded for 2009 as compared to 2008.

Cash flows provided from investing activities for the six month periods ended June 30, 2010 and 2009 were approximately $17,000 and $1,000, respectively. The 2010 amount was comprised of small recoveries from former general partners and the receipt of note receivable principal payments from the Buyer’s Note. The 2009 amount was primarily comprised of small recoveries from former general partners, net of leasing commission payments. An additional $11,000 in principal payments under the Buyer’s Note is scheduled to be received during 2010 (see Note 11 to condensed financial statements).

For the six month period ended June 30, 2010, cash flows used in financing activities was approximately $596,000 and consisted of aggregate Limited Partner distributions of $595,000 (including net sale cash proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009) and General Partner distributions of $706 . For the six month period ended June 30, 2009, cash used in financing activities was approximately $1.53 million and consisted of aggregate Limited Partner distributions of $1.53 million (including net sale proceeds of approximately $1 million from the December of 2008 sale of the Blockbuster, Ogden, UT) and General Partner distributions of $633. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $655,000 at June 30, 2010. Cash of $305,000 is anticipated to be used to fund the Second Quarter of 2010 aggregate distribution to Limited Partners in August of 2010, and cash of approximately $24,000 is anticipated to be used for the payment of quarter-end accounts payable and accrued expenses. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of June 30, 2010, our portfolio of Properties was approximately 93% leased as compared to approximately 94% as of June 30, 2009. Of our fourteen Properties currently leased, only the leases of two of them are due to expire within the next twelve months. Management anticipates working with the tenants to extend these two leases. In addition, we collected 100% of our base rent from our tenants for the Second Quarter of 2010, which we believe is a good indication of tenant quality and stability.

Nine of the fifteen Partnership properties are leased to two Wendy’s Franchisee’s. Six of the properties were leased to Wendgusta, LLC (“Wendgusta”) and three of the Properties were leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine leases comprised approximately 70% of the 2010 operating base rents as of June 30, 2010. Operating base rents from these nine leases comprised approximately 65% of the total 2009 operating base rents. As of June 30, 2010, additional 2010 percentage rents totaling approximately $11,000 have been accrued in relation to the Wendy’s properties. During 2009, additional percentage rents were generated from these Wendy’s properties and approximately $350,000 was accrued as of December 31, 2009. Additionally, the nine Properties were approximately 60% of the Partnership’s total properties, both by asset value and number. Eight of the Nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, Wendgusta, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and December 28, 2008. Those reviewed financial statements prepared by Wendgusta’s accountants are attached as Exhibit 99.1 to the Partnership’s December 31, 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010. The Partnership has no rights to audit or review Wendgusta’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta.

Since approximately 20% of the Partnership’s Properties, both by asset value and number, are also leased to a single tenant, Wendcharles, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the fiscal year ended December 27, 2009 and the initial period June 24 to December 28, 2008. Those reviewed financial statements prepared by Wendcharles’ accountants are attached as Exhibit 99.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010. The Partnership has no rights to audit or review Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendcharles.

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

Disposition Policies

Management intends to hold the Partnership Properties until such time as sale or other disposition appears to be advantageous to achieve the investment objectives or until it appears that such objectives will either not be met or not met in the future. In deciding whether to sell properties, Management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if investors holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 5% of operating rental income for the six month period ending June 30, 2010 and only 26% of operating rental income for the fiscal year 2009. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Based on an evaluation as of June 30, 2010, our principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.1	Second Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, which is scheduled to be mailed August 13, 2010 regarding the Second Quarter of 2010 distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/S/ BRUCE A. PROVO
Bruce A. Provo, President
(principal executive officer, principal financial officer and principal accounting officer of the Partnership)

Date:	August 12, 2010