Form 10-Q
period 2010-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2010-11-15
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

UNAUDITED CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

ASSETS

	September 30, 2010	December 31, 2009
INVESTMENT PROPERTIES: (Note 3)

Land	$3,887,766	$3,887,766
Buildings	6,134,353	6,134,353
Accumulated depreciation	(4,390,534)	(4,260,745)

Net investment properties	5,631,585	5,761,374

OTHER ASSETS:

Cash	530,915	551,373
Cash held in Indemnification Trust (Note 9)	451,193	450,647
Property tax cash escrow	30,599	25,529
Rents and other receivables	172,942	394,910
Deferred rent receivable	13,657	17,977
Prepaid insurance	2,801	28,012
Deferred charges, net	264,950	292,076
Note Receivable (Note 11)	281,731	297,626

Total other assets	1,748,788	2,058,150

Total assets	$7,380,373	$7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

UNAUDITED CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2010	December 31, 2009
LIABILITIES:
Accounts payable and accrued expenses	$19,120	$13,146
Property tax payable	46,563	61,533
Due to General Partner	1,635	1,819
Unearned rental income	5,000	5,000
Security deposits	88,440	88,440

Total liabilities	160,758	169,938

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	308,933	304,214
Cumulative cash distributions	(127,499)	(125,611)

	181,434	178,603

Limited Partners (46,280.3 interests outstanding)
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	36,950,210	36,483,012
Cumulative cash distributions	(68,430,268)	(67,530,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	7,038,181	7,470,983

Total partners’ capital	7,219,615	7,649,586

Total liabilities and partners’ capital	$7,380,373	7,819,524

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

UNAUDITED CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:

Rental income (Note 5)	$439,086	$478,632	$1,017,468	$1,073,085
Other income	0	0	0	12,500

TOTAL OPERATING REVENUES	439,086	478,632	1,017,468	1,085,585

OPERATING EXPENSES

Partnership management fees (Note 6)	$60,359	$60,575	$181,220	180,266
Restoration fees (Note 6)	124	124	373	335
Insurance	8,404	8,682	25,211	26,045
General and administrative	16,009	22,717	56,818	92,333
Advisory Board fees and expenses	2,625	2,625	7,875	7,375
Professional services	20,833	27,076	136,895	153,418
Other property expenses	1,270	2,100	1,270	3,137
Write-off of uncollectible rents and other receivables	0	2,013	0	2,013
Depreciation	43,263	43,205	129,789	129,616
Amortization	9,105	7,508	27,126	18,727

TOTAL OPERATING EXPENSES	161,992	176,625	566,577	613,265

OTHER INCOME

Interest income (Note 11)	5,845	834	17,768	2,664
Recovery of amounts previously written off (Note 2)	3,107	3,107	9,321	8,369
Other income	268	340	3,825	2,387

TOTAL OTHER INCOME	9,220	4,281	30,914	13,420

INCOME FROM CONTINUING OPERATIONS	286,314	306,288	481,805	$485,740
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 1 and 3)	9,219	16,344	(9,888)	(5,029)

NET INCOME	$295,533	$322,632	$471,917	$480,711

NET INCOME-GENERAL PARTNER	$2,955	$3,226	$4,719	$4,807
NET INCOME-LIMITED PARTNERS	292,578	319,406	467,198	475,904

	$295,533	$322,632	$471,917	$480,711

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$6.12	$6.55	$10..31	$10.39

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	.20	.35	(.21)	(.11)

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.32	$6.90	$10.10	$10.28

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$471,917	$480,711

Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation and amortization	156,915	162,974
Recovery of amounts previously written off	(9,321)	(8,369)
Interest applied to PMA Indemnification Trust account	(546)	(667)
Changes in operating accounts:
Increase in property taxes cash escrow	(5,070)	(1,403)
Decrease in rents and other receivables	221,968	230,699
Decrease in prepaid insurance	25,211	26,045
Decrease in deferred rent receivable	4,320	8,033
Decrease in property taxes receivable	0	2,422
Decrease in due to General Partner	(184)	(2,721)
Increase (Decrease) in accounts payable and accrued expenses	5,974	(40,550)
Decrease in property taxes payable	(14,970)	(21,635)
Increase in unearned rental income	0	6,206

Net cash flows provided by operating activities	856,214	841,745

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Net Payments of leasing commissions	0	(8,820)
Notes Receivable, principal payments received	15,895	0
Recoveries from former General Partner affiliates	9,321	8,369

Net cash flows provided by (used in) investing activities	25,216	(451)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(900,000)	(1,805,000)
Cash distributions to General Partner	(1,888)	(1,924)

Net cash flows used in financing activities	(901,888)	(1,806,924)

NET DECREASE IN CASH	(20,458)	(965,630)

CASH AT BEGINNING OF PERIOD	551,373	1,528,935

CASH AT END OF PERIOD	$530,915	$563,305

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

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the nine months ended September 30, 010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of September 30, 2010, the Partnership owned fifteen Properties.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all the Properties of the Partnership; (b) the written determination by The Provo Group, Inc., the General Partner of the Partnership (“TPG”, the “General Partner”, or “Management”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is previously elected by a majority of the Limited Partners. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. A majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded on October 14, 2009. Therefore, the Partnership continues to operate as a going concern.

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

As of September 30, 2010, and December 31, 2009, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties and improvements are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2010 and December 31, 2009, accumulated amortization amounted to $81,222, and $54,095, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2010, nine of the Partnership’s fifteen Properties are leased to two significant tenants who have comprised approximately 49% and 20%, respectively, of the total 2010 operating base rents reflected as of September 30, 2010.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the nine month period ended September 30, 2010.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the nine month period ended September 30, 2010 and the year ended December 31, 2009. See Note 12 for further disclosure.

GAAP applicable to Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The General Partner of the Partnership believes that the carrying value of the Partnership’s assets (exclusive of the Properties) and liabilities approximate fair value due to the relatively short maturity of these instruments.

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

Recent Accounting Pronouncements

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated changed. The determination of whether a company is required to consolidate an entity is now based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. As of September 30, 2010, this change has not had a material effect on the Partnership’s results of operations or financial position.

In June of 2009, the FASB issued new guidance which revised and updated previously issued guidance related to variable interest entities. This new guidance revises the previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a variable interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Partnership adopted this new guidance on January 1, 2010, and it has not had a material impact on the Partnership’s financial position or results of operations for the nine month period ended September 30, 2010.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on the Partnerships’ pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2010, approximately $5,908,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2010, the Partnership has recognized a total of approximately $1,218,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2010, the Partnership owned fourteen fully constructed fast-food restaurants and one vacant property located in Park Forest, IL, which was reclassified to property held for sale in the Third Quarter of 2010. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property had been written down to $0.

During the three month periods ended September 30, 2010 and 2009, the Partnership recognized income from discontinued operations of approximately $9,000 and $16,000, respectively. During the nine month periods ended September 30, 2010 and 2009, the Partnership recognized a loss from discontinued operations of approximately $10,000 and $5,000, respectively. The 2010 income (loss) from discontinued operations was attributable to the Third Quarter of 2010 reclassification of the vacant Park Forest, IL property to property held for sale upon the August 2010 execution of the Agency and Marketing Agreement (the “Agreement”) between the Partnership and an unaffiliated third party (the “Agent”), which gives the Agent an exclusive right to sell the Park Forest, IL property. For further information see Note 13 to the condensed financial statements. The 2009 income (loss) from discontinued operations was also attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant, Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

There were no components of property held for sale in the condensed balance sheets as of September 30, 2010 and December 31, 2009, as the Park Forest, IL property has a $0 carrying value.

The components of discontinued operations included in the condensed statement of income for the three and nine month periods ended September 30, 2010 and 2009 are outlined below:

	Three Month Period ended September 30, 2010	Three Month Period ended September 30, 2009	Nine Month Period ended September 30, 2010	Nine Month Period ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$8,952	$0	$26,855

Total Revenues	0	8,952	0	26,855

Expenses:
Professional services	7,710	8,481	7,710	9,127
Property tax expense	(19,997)	(21,250)	(1,997)	7,250
Other property expenses	818	500	1,925	876
Marketing expense	2,250	0	2,250	0
Depreciation	0	4,322	0	12,966
Amortization	0	555	0	1,665

Total Expenses	(9,219)	(7,392)	9,888	31,884

Net Income (Loss) from Discontinued Operations	$9,219	$16,344	$(9,888)	$(5,029)

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the Properties is limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the Property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. See Note 6 for further information.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The aggregate minimum operating lease payments, including the total of the first through third quarter revenues of $824,472 to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2010	$1,100,496
2011	1,064,496
2012	1,011,830
2013	830,278
2014	826,500
Thereafter	5,039,925

$9,873,525

Operating percentage rents included in operating rental income for the nine month periods ended September 30, 2010 and 2009 were approximately $197,000 and $199,000, respectively. The percentage rents for 2010 related to the Denny’s, Phoenix, AZ property (see Investment Properties in Item 2 for further information) and the 2010 percentage rents accrued for tenants who had reached their sales breakpoint. The percentage rents for 2009 related to the 2009 percentage rents accrued for tenants who had reached their sales breakpoints. As of September 30, 2010, rents and other receivables included approximately $173,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2009 was approximately $399,000. At December 31, 2009, rents and other receivables included $43,000 of billed and $350,000 of unbilled percentage rents. As of September 30, 2010, all of the 2009 percentage rents had been billed and collected.

On September 4, 2008, three of the properties were leased to Wendcharles I, LLC (“Wendcharles”), a franchisee of Wendy’s restaurants. On July 2, 2007, six of the properties were leased to Wendgusta, LLC (“Wendgusta”), a franchisee of Wendy’s restaurants. As of September 30, 2010, Wendcharles and Wendgusta operating base rents have accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents to-date.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

For purposes of computing the 4% overall fee, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,266 on the amounts recovered, which includes fees received for the nine month periods ended September 30, 2010 and 2009 of $373 and $335 respectively. The fees received from the Partnership on the amounts recovered reduce the 4% minimum Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Incurred for the Three Month Period ended September 30, 2010	Incurred for the Three Month Period ended September 30, 2009	Incurred for the Nine Month Period ended September 30, 2010	Incurred for the Nine Month Period ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Partner
Management fees	$60,359	$60,575	$181,220	$180,266
Restoration fees	124	124	373	335
Overhead allowance	4,878	4,896	14,646	14,568
Leasing commissions	0	4,860	0	8,820
Reimbursement for out-of-pocket expenses	1,221	1,257	4,181	3,857
Cash distribution	1,182	1,291	1,888	1,924

	$67,764	$73,003	$202,308	$209,770

At September 30, 2010 and December 31, 2009, $1,635 and $1,819, respectively, was payable to the General Partner.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2010, Advisory Board Member, Jesse Small, is a greater than ten percent beneficial unit holder. Amounts paid to Mr. Small for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Incurred for the Three Month Period ended September 30, 2010	Incurred for the Three Month Period ended September 30, 2009	Incurred for the Nine Month Period ended September 30, 2010	Incurred for the Nine Month Period ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$2,625	$2,125

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

At September 30, 2010 and December 31, 2009, $0 was accrued and payable to Jesse Small.

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

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to the TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,193 of earnings has been credited to the Trust as of September 30, 2010. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet, Grand Forks, ND restaurant property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the Property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. The property tax escrow cash balance held by the Partnership amounted to $9,450 at September 30, 2010, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. During the nine month period ended September 30, 2010, nine note payments were received by the Partnership and totaled $15,895 in principal and $15,803 in interest.

The amortized principal payments yet to be received under the Buyers Note for the next three years are as follows:

Year ending December 31,

2010	$5,493
2011	22,991
2012	253,247

$281,731

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no fair value adjustments in the nine month period ending September 30, 2010.

13. SUBSEQUENT EVENTS:

Vacant Park Forest, IL Property

In late August of 2010, that certain Agency and Marketing Agreement was executed with the Agent, who is unaffiliated with the Partnership. The Agreement gave the Agent the exclusive right to sell the Park Forest, IL property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement was to terminate upon the later of 30 days after the Live Outcry Auction held September 27, 2010 or a closing or settlement, if applicable. A marketing fee of approximately $2,000 was paid to the Agent for the purpose of advertising, marketing and promoting the property to the buying public. The auction took place on September 27, 2010 and did not result in the immediate contract sale of the property. Per the Agreement, the Agent had 30 days from the auction date to continue to market the property for sale, at which time the Agreement would expire. A Purchase Contract (“Contract”) for the sale of the Park Forest, IL property to an unaffiliated party for a final selling price of $11,000 was executed in early October of 2010. Per the Contract, a ten percent buyer’s premium was added to the $10,000 buyer’s offer in determining the final selling price of $11,000. The $1,000 buyer’s premium was to be paid as a commission fee to the Agent at the closing which was to occur on or before October 27, 2010. However, the sale fell apart due to a significant Cook County real estate tax issue related to the purchase contract of the adjacent shopping Center property.

Transactions with General Partner and its affiliates

As of October 1, 2010, General Partner affiliate, TPG Finance Corporation, owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corporation.

Limited Partner Distributions

On November 15, 2010, the Partnership is scheduled to make distributions to the Limited Partners of $275,000, amounting to approximately $5.94 per Unit Interest.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

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

Investment Properties

The Properties held by the Partnership at September 30, 2010 were originally purchased at a price, including acquisition costs, of $11,395,768.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2010, the Partnership owned fourteen fully constructed fast-food restaurants and one vacant property located in Park Forest, IL, which was reclassified to property held for sale in the Third Quarter of 2010. The fourteen properties with operating tenants are composed of the following: nine Wendy’s restaurants, one Denny’s restaurant, one Applebee’s restaurant, one Kentucky Fried Chicken restaurant, one Chinese Super Buffet, and one Daytona’s All Sports Café. The fifteen Properties are located in a total of seven states.

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

There were no building improvements capitalized during the nine month period ending September 30, 2010.

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

The following summarizes significant developments as of September 30, 2010, by property, for properties with such developments.

Vacant Park Forest, IL Property

The Partnership has been unsuccessful in finding a new tenant for the vacant Park Forest, IL property and, as of December 31, 2009, the carrying value of this property was written down to $0.

In late August of 2010, the Agency and Marketing Agreement was executed with the Agent, who is unaffiliated with the Partnership. The Agreement gives the Agent the exclusive right to sell the Park Forest, IL property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement will terminate upon the later of 30 days after the Live Outcry Auction held September 27, 2010 and a closing or settlement, if applicable. A marketing fee of approximately $2,000 was paid to the Agent for the purpose of advertising, marketing and promoting the property to the buying public. Per the terms of the Agreement, a ten percent buyer’s premium will be added to any purchase price offer and would be payable to the Agent as a commission fee at closing. If the specific terms of the Agreement are met, up to two percent of the buyer’s premium may be shared with the buyer’s broker as a referral fee.

Property tax in Cook County, IL is paid in arrears (2010 tax will be paid in 2011) and is paid in two installments, one in the First Quarter and one in the Third or Fourth Quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership had accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership would be obligated to pay to the Cook County taxing authority in 2010. The first installment of the 2009 property tax, totaling approximately $18,000 was paid in January of 2010. The Partnership was notified of a lower 2009 assessment value due to a re-appraisal during the Third Quarter of 2010. Accordingly, the remaining estimated property tax accrual relating to 2009 was reduced from $18,000 to $1,000. The second installment of the 2009 property tax is scheduled to be paid during the Fourth Quarter of 2010 upon the receipt of the final 2009 property tax bill. As of September 30, 2010, the Partnership has accrued nine months of estimated 2010 property tax totaling approximately $15,000 ($1,667 per month) that will be payable during 2011. The 2010 accruals are based on the 2009 revised property appraisal and the current known tax rate.

Due to the vacancy of the Park Forest, IL property, the Partnership has assumed maintenance responsibility. Approximately $900 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and clean-up services. Maintenance expenditures totaling approximately $1,900 were incurred during the nine month period ending September 30, 2010 in relation to lawn, repair and clean-up services.

Denny’s- Phoenix, AZ Property

The former property lease, with an annual base rent of $72,000, expired on April 30, 2009. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three month lease for the Phoenix, AZ property was executed with the tenant, Denny’s #6423, LLC (“Denny’s), in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the Second Quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified the General Partner of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to its triple net lease, retroactive to January 1, 2010, in lieu of lease termination. The tenant’s rent from January of 2010 through June of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000. In June of 2010, an additional temporary lease modification was agreed upon. Denny’s rent from July of 2010 to September of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000 and the rent from October 31, 2010 to December 31, 2010 will be strictly percentage rent at eight percent of monthly sales over $37,500. During the nine month period ended September 30, 2010, percentage rent income totaling approximately $28,000 was recognized in relation to the property. Management is uncertain as to whether there will be an additional rent modification for the period January 1 to April 30, 2011, or whether the expiration date of the lease will be effectively December 31, 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

The Partnership completed the sale of the Panda Buffet restaurant property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. Closing and other sale related costs incurred by the Partnership amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. As of September 30, 2010, the buyer was current on its monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $9,450 at September 30, 2010, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. Nine payments were received by the Partnership during the nine month period ended September 30, 2010 and totaled in the aggregate $15,895 in principal and $15,803 in interest.

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

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of September 30, 2010, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $21,000.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2010 and 2009 were $287,000 and $306,000, respectively. Income from continuing operations for the nine month periods ended September 30, 2010 and 2009 were $482,000 and $486,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2010 and 2009 variances.

Three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009:

Operating Rental Income: Rental income for the three month periods ended September 30, 2010 and 2009 were approximately $439,000 and $479,000, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, percentage rent accruals for tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The 2009 rental income was comprised of monthly lease obligations per the tenant leases, percentage rent accruals for tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The decrease in operating rental income for the three months ended September 30, 2010 was primarily due to higher third quarter percentage rents accruals in 2009 for tenants who had reached their sales breakpoint, and the January and June of 2010 modifications to the Denny’s lease (see Investment Properties- Denny’s- Phoenix, AZ Property above for further discussion).

General and Administrative Expense: General and administrative expenses for the three month periods ended September 30, 2010 and 2009 were approximately $16,000 and $23,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, and bank fees and state income tax expenses. The decrease in general and administrative expenses is primarily due to the overpayment of 2009 estimated state tax expenditures being applied to 2010 estimated taxes.

Professional services: Professional services expenses for the three month periods ended September 30, 2010 and 2009 were approximately $21,000 and $27,000, respectively. Professional services expenses were primarily comprised of data processing, investor mail processing, website design, legal fees, and auditor review fees. The decrease in 2010 is primarily due to higher legal fees incurred in 2009 due to the 2009 Consent and tenant defaults.

Amortization Expense: Amortization for the three month periods ended September 30, 2010 and 2009 was approximately $9,000 and $8,000, respectively and was comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The variance is due to the timing of the amortization of the deferred charges related to the Wendy’s amended leases.

Interest Income: Interest income for the three month periods ended September 30, 2010 and 2009 was approximately $6,000 and $1,000 respectively. The 2010 interest income was comprised of interest income associated with the Note receivable received upon the Panda Buffet, Grand Forks, ND property sale in November of 2009, interest income associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. The 2009 interest income was associated with funds on deposit with banks and from the Indemnification Trust funds invested in U.S. Treasury securities.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended September 30, 2010 and 2009 were approximately $3,000 and $3,000, respectively, and were comprised of small recoveries from former general partners.

Nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009:

Operating Rental Income: Rental income for the nine month periods ended September 30, 2010 and 2009 was approximately $1.02 million and $1.07 million, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, percentage rent accruals for tenants who had reached their sales breakpoint (primarily reached in the third quarter), and included adjustments for straight-line rent. The 2009 rental income was comprised of monthly lease obligations per the tenant leases, percentage rent accruals for tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The decrease in operating rental income for the nine months ended September 30, 2010 was primarily due to higher third quarter percentage rents accruals in 2009 for tenants who had reached their sales breakpoint (primarily reached in the third quarter), and the January and June of 2010 modifications to the Denny’s lease (see Investment Properties- Denny’s- Phoenix, AZ Property above for further discussion). Management expects the 2010 total monthly lease obligations under the tenant leases to be $69,000 lower than in 2009 due to the Denny’s lease modifications and no tenant leases are set to expire during 2010. However, total percentage rents income for 2010 is anticipated to be slightly higher than 2009 percentage rents income due to the Denny’s lease modifications and higher estimated fourth quarter percentage rents accruals for tenants who have reached their sales breakpoint.

Other Operating Income: Other Income for the nine month periods ended September 30, 2010 and 2009 were zero and approximately $13,000, respectively. During the Second Quarter of 2009, the Partnership collected a $12,500 sales escrow deposit in relation to the termination of the Denny’s- Phoenix, AZ property sales contract dated February 22, 2008. Management does not anticipate such a revenue type during 2010.

General and Administrative Expense: General and administrative expenses for the nine month periods ended September 30, 2010 and 2009 were approximately $57,000 and $92,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease in general and administrative expenses is primarily due to the overpayment of 2009 estimated state tax expenditures being applied to 2010 estimated taxes, and lower printing and postage expenditures due to the 2009 Consent mailing and the decision not to print and mail the 2009 Annual Report on Form 10-K to investors in May of 2010. Management expects the total 2010 general and administrative expenses to be lower than the 2009 expenses, primarily due to the lower printing and postage expenditures and lower income tax expenditures due to the 2009 overpayment of estimated taxes.

Professional services: Professional services expenses for the nine month periods ended September 30, 2010 and 2009 were approximately $137,000 and $153,000, respectively. Professional services expenses were primarily comprised of data processing, investor mail processing, SEC mandated website design, legal fees, auditor, and tax preparation fees. Management anticipates 2010 professional services expenditures to be lower than the 2009 expenses, primarily due to lower 2010 legal and data and mail processing fees due to the 2009 Consent mailing and related SEC filings, and lower website design service fees due to the creation of the Partnership website during 2009.

Depreciation Expense: Depreciation for the nine month periods ended September 30, 2010 and 2009 were approximately $130,000 and $130,000, respectively, and was comprised of depreciation of buildings and improvements associated with fourteen of the Partnership’s fifteen properties (the vacant Park Forest, IL property has a net book value of zero). Management expects future depreciation expense to remain relatively constant. Depreciation is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Amortization Expense: Amortization for the nine month periods ended September 30, 2010 and 2009 was approximately $27,000 and $19,000, respectively and was comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The variance is due to the timing of the amortization of deferred charges related to the Wendy’s amended leases. Management expects future amortization expense to remain relatively constant. Amortization is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Interest Income: Interest income for the nine month periods ended September 30, 2010 and 2009 were approximately $18,000 and $3,000 respectively. The 2010 interest income was comprised of interest income associated with the Note receivable received upon the Panda Buffet, Grand Forks, ND property sale in November of 2009, interest income associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. The 2009 interest income was associated with funds on deposit with banks and from the Indemnification Trust funds invested in U.S. Treasury securities. Management anticipates that future interest income related to funds on deposit with banks and the Indemnification Trust funds invested in U.S. Treasury securities to remain at or near current levels. Interest income related to the Note Receivable totaled approximately $16,000 for the nine month period ended September 30, 2010 and is anticipated to total approximately $5,000 for the remainder of 2010.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the nine month periods ended September 30, 2010 and 2009 were approximately $9,000 and $8,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month periods ended September 30, 2010 and 2009, the Partnership recognized income from discontinued operations of $9,000 and $16,000, respectively. During the nine month periods ended September 30, 2010 and 2009, the Partnership recognized a loss from discontinued operations of approximately $10,000 and $5,000, respectively. The 2010 income (loss) from discontinued operations was attributable to the Third Quarter of 2010 reclassification of the vacant Park Forest, IL property to property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2009 income (loss) from discontinued operations was also attributable to the Third Quarter of 2009 reclassification of the Panda Buffet restaurant, Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009) and the completion of the sale during the Fourth Quarter of 2009.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2010 and 2009 were approximately $856,000 and $842,000, respectively The variance in cash provided by operating activities from 2009 to 2010 is primarily due to: (i) the first installment of the 2009 audit fee billing being expensed and paid in December of 2009 and the first installment of the 2008 audit fee being accrued and expensed at December 31, 2008 and paid in January of 2009; and (ii) the 2009 percentage rents collected in the First Quarter of 2010 were lower than the 2008 percentage rents collected in the First Quarter of 2009 due to lower tenant sales reported and recorded for 2009 as compared to 2008.

Cash flows provided from (used in) investing activities for the nine month periods ended September 30, 2010 and 2009 were approximately $25,000 and $(500), respectively. The 2010 amount was comprised of small recoveries from former general partners and the receipt of note receivable principal payments from the Buyer’s Note. The 2009 amount was primarily comprised of small recoveries from former general partners, net of leasing commission payments. An additional $5,000 in principal payments under the Buyer’s Note is scheduled to be received during 2010 (see Note 11 to condensed financial statements).

For the nine month period ended September 30, 2010, cash flows used in financing activities was approximately $902,000 and consisted of aggregate Limited Partner distributions of $900,000 (including net sale cash proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009) and General Partner distributions of $1,888. For the nine month period ended September 30, 2009, cash used in financing activities was approximately $1.81 million and consisted of aggregate Limited Partner distributions of $1.53 million (including net sale proceeds of approximately $1 million from the December of 2008 sale of the Blockbuster, Ogden, UT) and General Partner distributions of $1,924. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $531,000 at September 30, 2010. Cash of $275,000 is anticipated to be used to fund the Third Quarter of 2010 aggregate distribution to Limited Partners in November of 2010, and cash of approximately $42,000 is anticipated to be used for the payment of September 30 quarter-end accrued liabilities, net of property tax cash escrow, which are included in the condensed balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

Our principal demands for funds will be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. The two primary liquidity risks in the absence of mortgage debt is the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of September 30, 2010, our portfolio of Properties was approximately 93% leased as compared to approximately 94% as of September 30, 2009. Of our fourteen Properties currently leased, only the leases of two of them are due to expire within the next twelve months. Management anticipates working with the tenants to extend these two leases. In addition, we collected 100% of our base rent from our tenants for the nine month period ended September 30, 2010, which we believe is a good indication of tenant quality and stability.

Nine of the fifteen Partnership properties are leased to two Wendy’s franchisee’s. Six of the properties were leased to Wendgusta, LLC (“Wendgusta”) and three of the Properties were leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine leases comprised approximately 70% of the 2010 operating base rents as of September 30, 2010. Operating base rents from these nine leases comprised approximately 65% of the total 2009 operating base rents. As of September 30, 2010, additional 2010 percentage rents totaling approximately $170,000 have been accrued in relation to the Wendy’s properties. During 2009, additional percentage rents were generated from these Wendy’s properties and approximately $350,000 was accrued as of December 31, 2009. Additionally, as of September 30, 2010, the nine Properties were approximately 60% of the Partnership’s total properties, both by asset value and number. Eight of the Nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, Wendgusta, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2009 and December 28, 2008. Those reviewed financial statements prepared by Wendgusta’s accountants are attached as Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010. The Partnership has no rights to audit or review Wendgusta’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta.

Since approximately 20% of the Partnership’s Properties, both by asset value and number, are also leased to a single tenant, Wendcharles, the financial status of the tenant may be considered relevant to investors. Wendcharles was formed during 2008, and at the request of the Partnership, Wendcharles also provided it with a copy of its reviewed financial statements for the fiscal year ended December 27, 2009 and the initial period June 24 to December 28, 2008. Those reviewed financial statements prepared by Wendcharles’ accountants are attached as Exhibit 99.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010. The Partnership has no rights to audit or review Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendcharles.

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

Disposition Policies

Management intends to hold the Partnership Properties until such time as sale or other disposition appears to be advantageous to achieve the investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell properties, Management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if investors holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 19% of operating rental income for the nine month period ending September 30, 2010 and only 26% of operating rental income for the fiscal year 2009. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Based on an evaluation as of September 30, 2010, our principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by the Partnership in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1a.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.6	Second Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, mailed November 15, 2010, regarding the Third Quarter of 2010 distribution.

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

Date: November 15, 2010