Form 10-K
period 2010-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2011-03-24
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Index to Exhibits located on page: 49 - 50

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (the “General Partner”, “TPG”, and “Management”). As of December 31, 2010, the Partnership had 1,844 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interest’s (the “Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts.

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants. At December 31, 2010, the Partnership owned fourteen Properties. Nine of the fourteen Properties are leased to two Wendy’s Franchisee’s. Six of the Properties are leased to Wendgusta, LLC (“Wendgusta”) and three of the Properties are leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine leases comprised approximately 70% of the total 2010 operating base rents. During 2010, additional percentage rents were also generated from these Wendy’s properties and totaled approximately $382,000. Additionally, the nine properties exceeded 60% of the Partnership’s total Properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining lease set to expire in November of 2016. See Properties under Item 2 below for further discussion.

During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, Management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties.

As a result of the amendment to the Partnership Agreement following the consent of a majority of the Limited Partners (pursuant to our 2009 Consent solicitation which closed on October 14, 2009) to extend the term of the Partnership, the Partnership will be dissolved on November 30, 2020 or earlier upon the prior occurrence of any of the following events: (a) the disposition of all the Properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. Historically, the General Partner has solicited the consent of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010.

In accordance with the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. As of October 14, 2009, a majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded as of that date. Therefore, the Partnership continues to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in the spring of 2011 (“2011 Consent”), which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership.

The Permanent Manager Agreement

The Permanent Management Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners, Gary J. DiVall and Paul E. Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing TPG to submit the PMA, the issue of electing TPG as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement.

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005, then an additional three years to an expiration date of December 31, 2008, and then an additional two years to an expiration date of December 31, 2010. Effective January 1, 2011, the PMA was renewed by TPG for the two-year period ending December 31, 2012. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty days written notice from TPG to the Limited Partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the General Partner. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. Among other functions, the three person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board powers are advisory only and the Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

The Partnership has no employees.

All of the Partnership’s business is conducted in the United States.

Available Information

The Partnership is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements to these periodic and current reports. The SEC maintains a website containing these reports and other information regarding our electronic filings at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

All of the Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants.

Original lease terms for the majority of the Properties were generally five to twenty years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (five percent to eight percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land and all improvements for all the Properties, except for the property leased to the franchisee of a Kentucky Fried Chicken restaurant (“KFC”) in Santa Fe, New Mexico. KFC is located on land, where the Partnership has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property.

The Partnership owned the following Properties as of December 31, 2010:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Chinese Super Buffet 8801 N 7th St Phoenix, AZ	Jun Cheng Pan & Yhen Yan Guo	$1,087,137	$72,000	1-20-2013	(2)
08/15/88	Denny’s (5) 2360 W Northern Ave Phoenix, AZ	Denny’s #6423, LLC	1,155,965	0	04-30-2011	None
10/10/88	Kentucky Fried Chicken (6) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None
12/22/88	Wendy’s (8) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles I, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	77,280	11-6-2021	(2)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
04/20/89	Daytona’s All Sports Café (9) 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	30,000	05-31-11	None
12/29/89	Wendy’s (7) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	135,996	10-31-2012	(4)

			$10,814,830	$1,064,496

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.

(2)	The tenant has the option to extend the lease two additional periods of five years each.
(3)	The tenant has the option to extend the lease an additional period of five years.
(4)	The tenant has the option to extend the lease five additional periods of two years each.
(5)	The lease on the property is set to expire on April 30, 2011. Per the third modification to the lease, dated January 1, 2011, a month-to-month lease is to begin on May 1, 2011. As in 2010, the tenant’s 2011 rent is anticipated to be strictly percentage rents at eight percent of monthly sales over a defined breakpoint. See Denny’s Restaurant- Phoenix, AZ Property paragraphs below for further information.
(6)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(7)	Six of the fourteen Properties owned as of December 31, 2010 were leased to Wendgusta, Since more than 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.0.
(8)	Three of the fourteen Properties owned by the Partnership as of December 31, 2010 were leased to Wendcharles. Since more than 20% of the Partnership’s Properties, both by asset value and number, are leased to a single tenant, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles provided it with a copy of its reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1.
(9)	The lease is set to expire on May 31, 2011. Management and the tenant have agreed in principal to a three month lease extension with an expiration date of May 31, 2014. See Daytona’s All Sports Café- Des Moines, IA Property paragraphs below.

The following summarizes significant developments, by property, for properties with such developments.

Formerly owned and vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest, IL (“Park Forest”) property and, as of December 31, 2009, the carrying value of this property was written down to $0.

In November of 2010, a Purchase Contract was executed for the sale of the Park Forest property to an unaffiliated party for a selling price of $10,000. The closing date of the sale was December 2, 2010, and a net gain on the sale of approximately $7,000 was recognized in the fourth quarter of 2010. Closing and other sale related costs amounted to approximately $3,000 and included a $1,000 sales commission paid to an unaffiliated Broker Agent. In addition, the Partnership paid approximately $2,000 at the closing for past due water bills related to the former tenant of the Park Forest property. Per the terms of the Purchase Contract, the Partnership is responsible for paying the 2010 property tax for the Park Forest property which will be due in 2011 to the Cook Country taxing authority. At the closing, the buyer paid approximately $2,000 to the Partnership for its one month share of the 2010 property tax. As of December 31, 2010, the amount was held in property tax cash escrow and was included in property tax payable in the Partnership’s balance sheets.

In late August of 2010, an Agency and Marketing Agreement (“Agreement”) was executed with an Agent, who was unaffiliated with the Partnership. The Agreement gave the Agent the exclusive right to sell the Park Forest property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement was to terminate upon the later of 30 days after the Live Outcry Auction held September 27, 2010 or a closing or settlement, if applicable. A marketing fee of approximately

$2,000 was paid to the Agent for the purpose of advertising, marketing and promoting the property to the buying public. The auction took place on September 27, 2010 and did not result in the immediate contract sale of the property. Per the Agreement, the Agent had 30 days from the auction date to continue to market the property for sale, at which time the Agreement would expire. A Purchase Contract (“Contract”) for the sale of the Park Forest property to an unaffiliated party for a final selling price of $11,000 was executed in early October of 2010. Per the Contract, a ten percent buyer’s premium was added to the $10,000 buyer’s offer in determining the final selling price of $11,000. The $1,000 buyer’s premium was to be paid as a commission fee to the Agent at the closing which was to occur on or before October 27, 2010. However, the sale fell apart due to a significant Cook County real estate tax issue related to the purchase contract of the adjacent shopping center property.

Property tax in Cook County, IL is paid in arrears (2010 tax will be paid in 2011) and is paid in two installments, one in the first quarter and one in the third or fourth quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property are the responsibility of the Partnership. As of December 31, 2009, the Partnership had accrued twelve months of estimated 2009 property tax totaling approximately $36,000 related to the Park Forest property, which the Partnership was obligated to pay to the Cook County taxing authority in 2010. The first installment of the 2009 property tax, totaling approximately $18,000 was paid in January of 2010. The Partnership was notified of a lower final 2009 assessment value, but higher tax rates during the third and fourth quarters of 2010. Accordingly, the remaining estimated property tax accrual relating to 2009 was reduced from $18,000 to approximately $3,000. The second installment of the 2009 property tax totaling approximately $3,000 was paid in November of 2010 upon the receipt of the final 2009 property tax bill. As of December 31, 2010, the Partnership had accrued and expensed eleven months of estimated 2010 property tax totaling approximately $20,000 and held one month property tax cash escrow of approximately $2,000 from the buyer of the property. The total estimated 2010 property tax payable of approximately $22,000 to be paid in 2011 is based on the 2010 adjusted property appraisal and the 2009 final tax rates and is included in property tax payable in the Partnership’s balance sheets.

Due to the vacancy of the Park Forest property, the Partnership had assumed maintenance responsibility. Approximately $1,400 in maintenance expenditures were incurred by the Partnership during 2009 in relation to lawn and clean-up services. Maintenance expenditures totaling approximately $1,900 were incurred during 2010 in relation to lawn, repair and clean-up services.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provided for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomical. Management is working actively with the lessee, Wendcharles, and legal counsel to facilitate the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Daytona’s All Sports Café- Des Moines, IA Property

The lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA is set to expire on May 31, 2011. Management and Daytona’s have agreed in principal to a three year lease amendment and extension which is to begin on June 1, 2011 and expire on May 31, 2014. The lease amendment and extension is anticipated to provide for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. Daytona’s 2010 reported sales to the Partnership totaled approximately $820,000. A leasing commission of approximately $6,000 is projected to be paid in 2011 to a General Partner affiliate upon the execution of the lease amendment and extension.

In July of 2009, Management agreed to the terms of a twenty seven month lease extension with Daytona’s. The lease amendment, which was executed in early August of 2009, began, and was effective, as of March 1, 2009, provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and annual percentage rents of six percent of sales over the breakpoint of $900,000. The lease is set to expire on May 31, 2011. A commission of approximately $5,000 was paid to a General Partner affiliate in the third quarter of 2009 upon the execution of the lease amendment. In accordance with the lease amendment, building improvements of approximately $17,000 were made to the property during the fourth quarter of 2009, which included $9,000 paid by the Partnership.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2010, Daytona’s was current on its monthly rent and property tax escrow obligations and escrow payments held by the Partnership totaled approximately $26,000. The property tax escrow balance and the corresponding property tax payable are included in the Partnership’s balance sheets.

Denny’s Restaurant- Phoenix, AZ Property

The former lease for the Denny’s restaurant located in Phoenix, AZ expired on April 30, 2009 and included an annual base rent of $72,000. The tenant then paid month-to-month rent of $6,000 for May of 2009. A new twenty three month lease for the Phoenix, AZ property was executed with the tenant, Denny’s #6423, LLC (“Denny’s”) in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the second quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified the General Partner of its intent to terminate the lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January of 2010 through June of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000. In June of 2010, an additional temporary lease modification was agreed upon. Denny’s rent from July of 2010 to September of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000 and the rent from October 1, 2010 to December 31, 2010 was strictly percentage rent at eight percent of monthly sales over $37,500. During the fiscal year ended December 31, 2010, percentage rent income totaling approximately $40,000 was recognized in relation to the property. Per the third modification to Denny’s lease, which was dated January 1, 2011, the tenant’s lease is to be month-to-month beginning on May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the month-to-month lease should be terminated, will be strictly percentage rent at eight percent of monthly sales over $37,500. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) will be held in a repair fund reserve by the Partnership, from which the tenant can withdrawal for necessary property improvements upon proper proof of expenditures to the Partnership.

The Denny’s property was reclassified to a property held for sale in January of 2008, due to the execution of a listing agreement with an unaffiliated broker. A sales contract with an unaffiliated party was then executed in February of 2008. The sales contract, dated February 22, 2008, for the sale of the Denny’s property was terminated by the potential buyer in early May of 2008 due to financing difficulties. The

$25,000 escrow deposit continued to be held with the title company until June of 2009, when both parties agreed to release the escrow deposit and to share the released funds equally between seller and buyer. Although the listing agreement had expired, Management continued to hold the property for sale at June 30, 2008, as other options for the sale of the property were being pursued. However, the property was reclassified to an investment property in September of 2008, as Management did not plan to actively pursue options for its sale.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. A net gain on the sale of approximately $29,000 was recognized in the fourth quarter of 2009. Closing and other sale related costs amounted to approximately $21,000 and included a $13,500 sales commission paid to the General Partner. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. As of December 31, 2010, the buyer was current on its 2010 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and is included in the property tax payable in the Partnership’s balance sheets. In January of 2011, approximately $11,000 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. Beginning February 1, 2011, the monthly property tax escrow obligation was reduced to $900 per month.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. Twelve payments were received by the Partnership during the fiscal year ended December 31, 2010 and totaled in the aggregate $21,388 in principal and $20,876 in interest.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was executed with the Applebee’s restaurant occupying the property located in Columbus, OH on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The Amendment also provides for five options to renew the lease for an additional two years (base rent will increase by 2% percent for each year of each option). The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%. A leasing commission of approximately $12,000 was paid to a General Partner affiliate in the fourth quarter of 2009 in relation to the Amendment.

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the formerly owned vacant Park Forest, IL property), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property and in a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2010, there were 1,844 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the Limited Partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2010 and 2009, $1,175,000 and $2,050,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $3,260 and $3,290 in 2010 and 2009, respectively.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 7 of this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Annual Report Form 10-K regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect Management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by these cautionary statements. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on Management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Impairment-The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

The Properties held by the Partnership at December 31, 2010 were originally purchased at a price, including acquisition costs, of $10,814,830 in the aggregate.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2010, the Partnership owned fourteen fully constructed fast-food restaurants, one of which is located on a parcel of land which is subject to a ground lease (see paragraph below). The operating tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, a Chinese Super Buffet, and a Daytona’s All Sports Café. The fourteen Properties are located in a total of six states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the formerly owned vacant Park Forest property), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during 2010. During the Fourth Quarter of 2009, $9,000 in building improvements related to the Daytona’s property was capitalized by the Partnership.

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

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property and, as of December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010.

A summary of significant developments as of December 31, 2010, by property, for properties with such developments, can be found in Item 2, Properties.

Results of Operations

Income from continuing operations for the fiscal years ended December 31, 2010, 2009 and 2008 were $835,000, $797,000, and $904,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2010, 2009 and 2008 variances.

Fiscal year ended December 31, 2010 as compared to fiscal years ended December 31, 2009 and 2008:

Operating Rental Income: Rental income for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $1.53 million, $1.56 million, and $1.59 million, respectively. The 2010 rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s property, and included adjustments for straight-line rent. The 2009 and 2008 rental income was comprised of monthly lease obligations per the tenant leases and included adjustments for straight-line rent. The decrease in rental income for the fiscal year ended December 31, 2010 was primarily due to the January of 2010 modification to the Denny’s lease (see Item 2, Properties for further discussion).

Management expects total base operating rent revenues to be approximately $1.06 million for the year 2011 based on operating leases currently in place. Total base operating revenue for 2011 may increase by $36,000 (or $32,400 with potential rent credit reduction) upon Daytona’s pending lease extension. In addition, future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rentals included in rental income from operations in 2010, 2009, and 2008 were approximately $439,000, $399,000, and $427,000, respectively. Management expects the 2011 percentage rents to be slightly higher as compared to 2010, due to Denny’s 2011 rent modification.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $29,000, $35,000 and $9,000, respectively. Insurance expense was comprised of property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. However, one month of property insurance for the formerly owned vacant Park Forest property was purchased prior to its December of 2010 sale. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership will only purchase property insurance for an individual property if the tenant cannot provide proof of insurance protection. If the Partnership is not required to purchase any additional property insurance during 2011, this new insurance approach will reduce insurance expenditures by approximately $26,000, based on the property insurance premium paid for the 2009/2010 policy year. In prior years, the Partnership purchased property insurance for the aggregate of the Properties. In addition, in 2008 the reversal of the $12,000 2005/2006 estimated insurance premium adjustment accrual in the first quarter of 2008 and the reversal of the $12,000 2006/2007 estimated insurance premium adjustment accrual in the second quarter of 2008 due to insurance endorsements received (accruals were due to the unexpected $12,000 2004/2005 insurance premium adjustment received in the second quarter of 2006) resulted in lower 2008 insurance expense recorded. For 2011, Management expects insurance expense to be approximately $7,000. This amount could increase upon a property insurance default by a tenant or an increase in the umbrella general liability insurance premium for the 2011/2012 insurance year that is to be paid in the fourth quarter of 2011.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $66,000, $104,000 and $156,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance in general and administrative expenses is primarily due to the overpayment of 2009 estimated state tax expenditures being applied to 2010 estimated taxes, higher 2008 estimated state tax accruals due to the sale of two properties in 2008, and lower 2010 printing and postage expenditures due to the 2009 Consent mailing in the Third Quarter of 2009, and the decision not to print and mail the 2009 Annual Report on Form 10-K to investors in May of 2010 (2009 Annual Report on Form 10-K was posted to the Partnership website in 2010 for viewing and printing). Management expects the total 2011 general and administrative expenses to potentially be ten percent higher than the 2010 expenses, primarily due to higher printing and postage expenditures in relation to the anticipated 2011 Consent and 2010 Annual Report printing and mailing in May of 2011, and higher 2011 state and local income tax expenditures.

Professional services: Professional services expenses for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $178,000, $203,000, and $152,000, respectively. Professional services expenses were primarily comprised of data processing, mail processing, website design, legal, auditor, and tax preparation fees. The variance in professional services expenses is primarily due to the 2009 Consent mailing and related SEC filings, the design and implementation of the Partnership website in 2009, and the timing of final 2008 audit and tax billings. Management anticipates that the total 2011 professional services expenses will be approximately twenty percent higher than 2010 due primarily to the anticipated May of 2011 Annual Report and Consent mailing, the Consent tabulation processing, and the SEC mandated XBRL conversion and filing requirements for the Partnership beginning in the Second Quarter of 2011.

Depreciation Expense: Depreciation for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $173,000, $173,000 and $161,000, respectively. Management expects future depreciation expense to remain relatively constant. Depreciation is a non-cash item and does not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Amortization Expense: Amortization for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $36,000, $26,000 and $9,000, respectively, and were comprised of amortization of deferred charges. Deferred charges represent leasing commissions paid when properties are leased or upon the negotiated extension of a lease. The increase in 2010 is due to the timing of the amortization of the deferred charges related to the Wendy’s amended leases. Amortization for 2011 is expected to be comparable to 2010 due to the amortization schedule of the leasing commissions.

Adjustment to carrying value of property no longer held for sale: The adjustment to carrying value of property no longer held for sale for the fiscal years ended December 31, 2010, 2009 and 2008 were zero, zero and $12,000, respectively. The 2008 amount relates to the reclassification of the Denny’s property from property held for sale to investment property (see Denny’s- Phoenix, AZ Property paragraphs above for further information). Management does not anticipate such an expense type in 2011.

Interest Income: Interest income for the fiscal years ended December 31, 2010, 2009, and 2008 were approximately $3,000, $3,000 and $34,000, respectively. The interest income is associated with funds on deposit with banks, and the interest income from Indemnification Trust funds invested in U.S. Treasury securities. Higher cash deposits (due to the timing of two property sales) as well as higher yield rates resulted in higher interest earnings in 2008. The downturn in the economy and its downward affect on interest rates also resulted in lower interest earnings in 2010 and 2009. Management expects 2011 interest income to be comparable to 2010.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $21,000, $1,000 and zero, respectively. The 2010 and 2009 interest income was comprised of interest income associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. Management expects 2011 note receivable interest income to be comparable to 2010. See Item 2, Properties for further information.

Other Income: Other Income for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $4,000, $16,000 and $16,000, respectively. During 2010, 2009 and 2008, the Partnership received approximately $500, $3,000 and $3,000, respectively, in investor service fees related to the voiding and reissuance of old outstanding limited partner distribution checks. Management anticipates such small revenue type to continue in the future. During the Second Quarter of 2009, the Partnership collected a $12,500 sales escrow deposit in relation to the termination of the Denny’s property sales contract dated February 22, 2008. Management does not anticipate such a revenue type during 2011.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $12,000, $11,000, and $13,000, respectively, and were comprised of small recoveries from former general partners in connection with the misappropriation of assets by the former general partners and their affiliates.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2010, 2009 and 2008, the Partnership recognized (loss) income from discontinued operations of approximately $(20,000), $(26,000) and $1.14 million, respectively. The 2010, 2009 and 2008 (loss) income from discontinued operations was attributable to the fourth Quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant land to a property held for sale due to the pending eminent domain acquisition of the land by the County of Charleston for Right of Way for planned road improvements and the third quarter of 2010 reclassification of the vacant Park Forest property to a property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property. The 2009 and 2008 income from discontinued operations was also attributable to the third quarter of 2009 reclassification of the Panda Buffet property to a property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the fourth quarter net gain of approximately $29,000 on the sale of the Panda Buffet property. The 2008 income from discontinued operations was also attributable to the reclassification of the Wendy’s- 1515 Savannah Highway, Charleston (“Wendy’s- Charleston”) property and the Blockbuster, Ogden, UT (“Blockbuster”) property to properties held for sale. The Wendy’s- Charleston property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the second quarter net gain of approximately $659,000 on the sale of the Wendy’s- Charleston property and the fourth quarter net gain of approximately $601,000 on the sale of the Blockbuster property. The 2008 income from discontinued operations also includes the first quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Charleston property sales contract dated August 21, 2007.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $1.01 million, $964,000, and $1.20 million, respectively. The variance in cash provided by operating activities from 2010 to 2009 and 2008 is primarily due to: (i) Denny’s 2010 lease modifications resulting in lower operating rental collections in 2010 as compared to 2009 and 2008; (ii) lower monthly rent collections in 2010 and 2009, due to the sale of the Panda Buffet property in November of 2009, the sale of the Wendy’s- Charleston property in May of 2008, the sale of the Blockbuster property in December of 2008, and the Park Forest vacancy effective June 30, 2008; (iii) the 2009 percentage rents collected in the first quarter of 2010 being lower than the 2008 percentage rents collected in the first quarter of 2009 due to lower tenant sales reported and recorded for 2009 than 2008; (iv) the timing and the amount of the audit fee installment billings and the timing of the payments thereof; (v) the timing of the relinquishment of property tax cash escrow to the buyer of the Panda Buffet property upon proof of 2010 property tax paid; (vi) the Park Forest property vacancy as of June 30, 2008 resulting in the Partnership accruing for related property tax beginning for tax year 2008 and no additional property escrow tax collection from former tenant, Popeye’s; (vii) the actual Park Forest property tax paid in 2010 and 2009 for the 2009 and 2008 tax years, respectively, being lower than the accrued amount at the previous fiscal year-ends; (viii) the December 31, 2010 property tax accrual related to the formerly owned Park Forest property was lower than the December 31, 2009 and 2008 accruals due to lower expected property tax billings; (ix) the Partnership not purchasing property insurance in 2010 for the aggregate of the Properties for the 2011/2012 insurance year, except for one month of property insurance for the formerly owned vacant Park Forest property; (x) the reversal of the $12,000 2005/2006 estimated insurance premium adjustment accrual in the first quarter of 2008 and the reversal of the $12,000 2006/2007 estimated insurance premium adjustment accrual in the second quarter of 2008 due to insurance endorsements received (accruals were due to the unexpected $12,000 2004/2005 insurance premium adjustment received in the second quarter of 2006); (xi) the 2009 Consent resulting in higher investor communication and professional service expenditures in 2009; (xii) the 2009 Annual Report only being posted to the Partnership website and not printed and mailed to investors in May of 2010; (xii) higher 2008 estimated state and local income taxes being paid and higher year-end accruals resulting from the sale of properties; (xiii) lower 2010 estimated state and local income taxes being paid due to the overpayment of 2009 tax liabilities; (xiv) the recognition of higher interest yields in 2008; and (xv) the application of December 31, 2007 prepaid monthly lease obligations in 2008.

Cash flows from investing activities for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $40,000, $112,000, and $2.05 million, respectively. The 2010 amount was comprised of small recoveries from former general partners, the receipt of approximately $21,000 in note receivable principal payments from the Buyer’s Note, and approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property. The 2009 amount was primarily comprised of small recoveries from former general partners, the receipt of approximately $2,000 in note receivable principal payments from the Buyer’s Note, and approximately $128,000 in net sale proceeds from the November of 2009 installment sale of the Panda Buffet property. In addition, leasing commissions paid totaled approximately $21,000 and building improvement expenditures totaled $9,000 during 2009. The 2008 amount was primarily comprised of small recoveries from former general partners and approximately $2.09 million in aggregate net sale proceeds from the May of 2008 sale of the Wendy’s- Charleston property and the December of 2008 sale of the Blockbuster property. In addition, leasing commissions totaling approximately $60,000 were paid in 2008.

During 2011, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total approximately $22,000 (see Note 11 to financial statements.) In addition, it is anticipated that small recoveries from former general partners may continue in the future. Leasing commissions of approximately $6,000 are anticipated to be paid during 2011 in relation to the anticipated Daytona’s three year lease renewal.

For the fiscal year ended December 31, 2010, cash flows used in financing activities were approximately $1.18 million and consisted of aggregate Limited Partner distributions of $1.18 million (included net sale cash proceeds of approximately $128,000 from the installment sale of the Panda Buffet property in November of 2009 and $19,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,260. For the fiscal year ended December 31, 2009, cash flows used in financing activities was approximately $2.05 million and consisted of aggregate Limited Partner distributions of $2.05 million (included net sale cash proceeds of approximately $1 million from the sale of the Blockbuster property in December of 2008), and General Partner distributions of $3,290. For the fiscal year ended December 31, 2008, cash used in financing activities was approximately $2.40 million and consisted of aggregate Limited Partner distributions of $2.40 million (including net sale proceeds of approximately $1.4 million from the May of 2008 sale of the Wendy’s- Charleston, SC property and the December of 2007 sale of a small portion of the Park Forest property to be used as a right away) and General Partner distributions of $9,245. Both Limited Partner and General Partner distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was approximately $428,000 at December 31, 2010. Cash of $280,000, which includes the approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property and approximately $5,000 in Buyer’s Note principal payments received, is anticipated to be used to fund the Fourth Quarter of 2010 aggregate distribution to Limited Partners in February of 2011, and cash of approximately $46,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds will be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, Management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2010 and 2009, the Properties were leased 100% and 93%, respectively (vacant Park Forest property was sold in December of 2010). All of the Partnership’s fourteen Properties are currently leased and only the Denny’s and Daytona’s leases are due to expire within the first six months of 2011. Per a third modification to the Denny’s lease, dated January 1, 2011, a month-to-month lease is to begin on May 1, 2011. In addition, Management has agreed in principal to a three year lease extension with an expiration date of May 31, 2014 for the Daytona’s property. See Item 2, Properties for further information. In addition, we collected 100% of our base rent from our tenants for the fiscal year ended December 31, 2010, which we believe is a good indication of tenant quality and stability.

Nine of the fourteen Properties are leased to two Wendy’s Franchisee’s. Six of the Properties were leased to Wendgusta, LLC (“Wendgusta”) and three of the Properties were leased to Wendcharles I, LLC (“Wendcharles”). Operating base rents from these nine leases comprised approximately 70% of the 2010 operating base rents as of December 31, 2010. Operating base rents from these nine leases comprised approximately 65% of the total 2009 operating base rents. As of December 31, 2010, additional 2010 percentage rents totaling approximately $382,000 have been accrued in relation to the Wendy’s properties. During 2009, additional percentage rents were generated from these Wendy’s properties and approximately $350,000 was accrued as of December 31, 2009. Additionally, as of December 31, 2010, the nine Properties exceeded 60% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 60% of the Partnership’s Properties, both by asset value and number, are leased to two tenants, Wendgusta and Wendcharles, the financial status of the two tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta and Wendcharles provided it with a copy of their reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements prepared by Wendgusta’s and Wendcharles’ accountants are attached as Exhibit 99.0 and 99.1, respectively, to the Partnership’s December 31, 2010 Annual Report on Form 10-K. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta or Wendcharles.

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

Since the Partnership’s Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. The nationwide economic downturn may affect a lessee’s operational activity and its ability to meet lease obligations. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; the relocation of the market area itself to another traffic area; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

The nationwide economic downturn has created a difficult credit environment. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no debt. Management monitors the depository institutions that hold the Partnership’s cash on a regular basis and believe that funds have been deposited with creditworthy financial institutions. In addition, the Partnership has no outstanding debt. However, the continued economic downturn and lack of available credit could delay or inhibit Management’s ability to dispose of the Partnership’s Properties, or cause Management to have to dispose of the Partnership’s Properties for a lower than anticipated return. As a result, Management continues to maintain an objective to preserve capital and sustain property values while selectively disposing of the Properties as appropriate.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 29% of operating rental income for the fiscal year ended December 31, 2010, only 26% of operating rental income for the fiscal year ended December 31, 2009, and only 27% for the fiscal year ended December 31, 2008. If inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To the Partners

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2010 and 2009 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the 2010 financial statement schedules listed in the Index at Item 15(a) (2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 24, 2011

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2010 and 2009

ASSETS

	December 31, 2010	December 31, 2009
INVESTMENT PROPERTIES: (Note 3)
Land	$3,853,775	$3,887,766
Buildings	5,879,051	6,134,353
Accumulated depreciation	(4,178,495)	(4,260,745)

Net investment properties	$5,554,331	$5,761,374

OTHER ASSETS:
Cash	$427,973	$551,373
Cash held in Indemnification Trust (Note 9)	451,387	450,647
Property tax cash escrow	40,417	25,529
Rents and other receivables	403,913	394,910
Property held for sale (Note 3)	33,991	0
Deferred rent receivable	12,217	17,977
Prepaid insurance	5,469	28,012
Deferred charges, net	255,844	292,076
Note receivable (Note 11)	276,238	297,626

Total other assets	$1,907,449	$2,058,150

Total assets	$7,461,780	$7,819,524

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2010 and 2009

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2010	December 31, 2009
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,098	$13,146
Property tax payable	60,088	61,533
Due to General Partner	1,825	1,819
Security deposits	88,440	88,440
Unearned rental income	5,000	5,000

Total current liabilities	$175,451	$169,938

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income	$312,364	$304,214
Cumulative cash distributions	(128,871)	(125,611)

	$183,493	$178,603

Limited Partners (46,280.3 interests outstanding at December 31, 2010 and 2009)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	37,289,865	36,483,012
Cumulative cash distributions	(68,705,268)	(67,530,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$7,102,836	$7,470,983

Total partners’ capital	$7,286,329	$7,649,586

Total liabilities and partners’ capital	$7,461,780	$7,819,524

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
OPERATING REVENUES:
Rental income (Note 5)	$1,532,127	$1,563,165	$1,590,805

TOTAL OPERATING REVENUES	1,532,127	1,563,165	1,590,805

EXPENSES:
Partnership management fees (Note 6)	241,579	240,841	232,205
Restoration fees (Note 6)	497	459	535
Insurance	29,105	34,541	9,249
General and administrative	65,911	103,553	155,513
Advisory Board fees and expenses	10,500	10,000	9,500
Professional services	178,084	203,055	152,328
Personal property taxes	820	820	820
Write-off of uncollectible receivables	0	2,013	5,445
Depreciation	173,052	172,840	161,309
Amortization	36,232	26,195	9,114
Other expenses	1,257	3,267	2,380
Adjustment to carrying value of property no longer held for sale	0	0	11,512

TOTAL OPERATING EXPENSES	737,037	797,584	749,910

OTHER INCOME
Other interest income	2,638	3,498	34,067
Note receivable interest income (Note 11)	20,876	1,148	0
Other income	3,904	15,907	16,119
Recovery of amounts previously written off (Note 2)	12,429	11,476	13,381

TOTAL OTHER INCOME	39,847	32,029	63,567

INCOME FROM CONTINUING OPERATIONS	834,937	797,610	904,462
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 3)	(19,934)	(25,536)	1,139,492

NET INCOME	$815,003	$772,074	$2,043,954

NET INCOME- GENERAL PARTNER	$8,150	$7,721	$20,440
NET INCOME- LIMITED PARTNERS	806,853	764,353	2,023,514

	$815,003	$772,074	$2,043,954

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$17.86	$17.07	$19.35
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.43)	(.55)	24.37

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$17.43	$16.52	$43.72

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2010, 2009 and 2008

	General Partner			Limited Partners					Total Partners’ Capital
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total
BALANCE AT DECEMBER 31, 2007	$276,053	$(113,076)	$162,977	$39,358,468	$33,695,145	$(63,090,268)	$(840,229)	$9,123,116	$9,286,093
Cash Distributions ($51.64 per limited partnership interest)		(9,245)	(9,245)			(2,390,000)		(2,390,000)	(2,399,245)
Net Income	20,440		20,440		2,023,514			2,023,514	2,043,954

BALANCE AT DECEMBER 31, 2008	296,493	(122,321)	174,172	39,358,468	35,718,659	(65,480,268)	(840,229)	8,756,630	8,930,802
Cash Distributions ($44.30 per limited partnership interest)		(3,290)	(3,290)			(2,050,000)		(2,050,000)	(2,053,290)
Net Income	7,721		7,721		764,353			764,353	772,074

BALANCE AT DECEMBER 31, 2009	304,214	(125,611)	178,603	39,358,468	36,483,012	(67,530,268)	(840,229)	7,470,983	7,649,586
Cash Distributions ($25.39 per limited partnership interest)		(3,260)	(3,260)			(1,175,000)		(1,175,000)	(1,178,260)
Net Income	8,150		8,150		806,853			806,853	815,003

BALANCE AT DECEMBER 31, 2010	$312,364	$(128,871)	$183,493	$39,358,468	$37,289,865	$(68,705,268)	$(840,229)	$7,102,836	$7,286,329

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$815,003	$772,074	$2,043,954
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	209,284	213,851	203,513
Adjustment for carrying value of property no longer held for sale	0	0	11,512
Recovery of amounts previously written off	(12,429)	(11,476)	(13,381)
Provision for non-collectible rents and other receivables	0	2,013	5,445
Property impairment write-downs	0	50,000	267,186
Net gain on disposal of assets	(6,562)	(28,604)	(1,260,262)
Interest applied to Indemnification Trust account	(740)	(1,023)	(11,569)
(Increase) Decrease in rents and other receivables	(9,003)	27,100	(4,185)
(Increase) Decrease in property tax cash escrow	(14,888)	(6,509)	21,673
Decrease (Increase) in prepaid insurance	22,543	927	(325)
Decrease in deferred rent receivable	5,760	10,162	14,912
Decrease (Increase) in property tax receivable	0	2,422	(1,219)
Increase (Decrease) in accounts payable and accrued expenses	6,952	(48,415)	(37,042)
(Decrease) Increase in property tax payable	(1,445)	(15,658)	35,294
Increase (Decrease) in due to General Partner	6	(2,646)	2,126
Decrease in security deposits	0	(5,000)	(11,200)
Increase (Decrease) in unearned rental income	0	5,000	(63,240)

Net cash from operating activities	1,014,481	964,218	1,203,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	6,562	127,720	2,094,268
Note receivable, principal payment received	21,388	2,374	0
Investment in building improvements	0	(9,000)	0
Payment of leasing commissions	0	(21,060)	(60,072)
Recoveries from former General Partner affiliates	12,429	11,476	13,381

Net cash from investing activities	40,379	111,510	2,047,577

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,175,000)	(2,050,000)	(2,390,000)
Cash distributions to General Partner	(3,260)	(3,290)	(9,245)

Net cash used in financing activities	(1,178,260)	(2,053,290)	(2,399,245)

NET (DECREASE) INCREASE IN CASH	(123,400)	(977,562)	851,524
CASH AT BEGINNING OF YEAR	551,373	1,528,935	677,411

CASH AT END OF YEAR	$427,973	$551,373	$1,528,935

Supplemental Schedule of Noncash Investing Activity
Sale of investment property for note receivable	$0	$300,000	$0

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are primarily fast food, family style, and casual/theme restaurants. As of December 31, 2010, the Partnership owned fourteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten (10) years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. A majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded on October 14, 2009. Therefore, the Partnership continues to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in the spring of 2011 (“2011 Consent”), which if approved would authorize the sale of the Partnership’s assets and dissolution of the Partnership.

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

As of December 31, 2010 and 2009 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2010 and December 31, 2009, accumulated amortization amounted to $90,327 and $54,095, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the formerly owned vacant Park Forest, IL (“Park Forest”) property) the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property. Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, a Kentucky Fried Chicken restaurant franchisee (“KFC”), is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

The Partnership generally maintains cash in federally insured accounts in a bank that is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”). Under TAGP, through December 31, 2010, all non-interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Pursuant to Section 343 of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), all funds in a non-interest bearing transaction account are insured in full by the FDIC from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Cash maintained in these accounts may exceed federally insured limits after the expiration of the period established by the Dodd- Frank Act. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of December 31, 2010, nine of the

Partnership’s fourteen Properties are leased to two significant tenants, Wendgusta, LLC (“Wendgusta”) and Wendcharles I, LLC (“Wendcharles”), both of whom are Wendy’s restaurant franchisees. The two tenants comprised approximately 49% and 20%, respectively, of the total 2010 operating base rents reflected for the fiscal year ended December 31, 2010.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2009, a $50,000 adjustment to the land carrying value related to the Park Forest property was recorded.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2010 and 2009. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2010 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2010 financial statements by approximately $6,816,000.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2010 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Net income, per statements of income	$815,003	$772,074	$2,043,954
Book to tax depreciation difference	(31,622)	(34,855)	41,784
Tax over (under) Book gain from asset disposition	(293,243)	(2,840)	21,555
Straight line rent adjustment	5,760	26,038	17,067
Prepaid rent	0	5,000	63,240
Impairment write-down of assets held	0	50,000	267,186

Net income for tax reporting purposes	$495,898	$815,417	$2,244,738

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2006.

Recent Accounting Pronouncements

Effective January 1, 2010, the way in which a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated changed. The determination of whether a company is required to consolidate an entity is now based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. As of December 31, 2010, this change had no effect on the Partnership’s results of operations or financial position.

In June of 2009, the FASB issued new guidance which revised and updated previously issued guidance related to variable interest entities. This new guidance revises the previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a variable interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. The Partnership adopted this new guidance on January 1, 2010, and it did not have an impact on the Partnership’s financial position or results of operations for the fiscal year ended December 31, 2010.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”), which was dissolved December of 2003, (collectively, the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with Gary J. DiVall and Paul E. Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2010, approximately $5,911,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2010, the Partnership has recognized a total of approximately $1,221,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2010, the Partnership owned fourteen fully constructed fast-food restaurants, which are located in a total of six states. The fourteen tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, a Chinese Super Buffet, and a Daytona’s All Sports Café (“Daytona’s”).

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010.

On November 30, 2010, the County of Charleston made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provided for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomical. Management is working actively with the lessee, Wendcharles, and legal counsel to facilitate the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

During the fiscal years ended December 31, 2010, 2009 and 2008, the Partnership recognized (loss) income from discontinued operations of approximately $(20,000), $(26,000) and $1.14 million, respectively. The 2010, 2009 and 2008 (loss) income from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property. The 2009 and 2008 income from discontinued operations was also attributable to the third quarter of 2009 reclassification of the Panda Buffet Restaurant- Grand Forks, ND (“Panda Buffet”) property to property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the fourth quarter net gain of approximately $29,000 on the sale of Panda Buffet property. The 2008 income from discontinued operations was also attributable to the reclassification of the Wendy’s- 1515 Savannah Highway, Charleston, SC (“Wendy’s- Charleston”) property and the Blockbuster, Ogden, UT (“Blockbuster”) property to properties held for sale. The Wendy’s- Charleston property was sold in May of 2008 under the terms of the Sales Contract dated April 10, 2008 and the Blockbuster property was sold in December of 2008. The 2008 income from discontinued operations includes the second quarter of 2008 net gain of approximately $659,000 on the sale of the Wendy’s- Charleston property and the fourth quarter of 2008 net gain of approximately $601,000 on the sale of the Blockbuster property. The 2008 income from discontinued operations also includes the first quarter of 2008 collection of $25,000 in earnest money in relation to the termination of the Wendy’s- Charleston property sales contract dated August 21, 2007.

The components of property held for sale in the balance sheets as of December 31, 2010 and 2009 are outlined below:

	December 31, 2010	December 31, 2009
Balance Sheet:
Land	$33,991	$0

Property held for sale	$33,991	$0

The components of discontinued operations included in the statements of income for the years ended December 31, 2010, 2009 and 2008 are outlined below:

	December 31, 2010	December 31, 2009	December 31, 2008
Revenues
Rental Income	$0	$31,015	$207,859
Other Income	0	0	36,200

Total Revenues	0	31,015	244,059

Expenses
Insurance	505	0	827
General and Administrative	628	0	0
Professional services	13,916	5,907	4,314
Property tax expense	5,035	13,056	57,085
Maintenance expense	4,162	1,376	2,327
Property impairment write-downs	0	50,000	267,186
Depreciation	0	12,966	26,080
Amortization	0	1,850	7,010
Other expenses	2,250	0	0

Total Expenses	26,496	85,155	364,829

Net Loss from Rental Operations	$(26,496)	$(54,140)	$(120,770)
Net gain on sale of properties	6,562	28,604	1,260,262

Net (Loss) Income from Discontinued Operations	$(19,934)	$(25,536)	$1,139,492

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties is limited to commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, not to exceed six percent of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed three percent, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. See Note 6 for further information.

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

5. LEASES:

Original lease terms for the majority of the Properties were generally five to twenty years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in Management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of December 31, 2010, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2011	$1,064,496
2012	1,011,830
2013	830,278
2014	826,500
2015	826,500
Thereafter	4,213,425

8,773,029

Operating percentage rents included in operating rental income in 2010, 2009, and 2008 were approximately $439,000, $399,000, and $427,000, respectively. At December 31, 2010, rents and other receivables included $404,000 of unbilled percentage rents. As of December 31, 2010, $35,000 of the 2010 percentage rents included in operating rental income had been billed and collected from the Denny’s, Phoenix, AZ “(Denny’s) property. At December 31, 2009, rents and other receivables included $43,000 of billed and $350,000 of unbilled percentage rents. As of December 31, 2010, all of the 2009 percentage rents had been billed and collected.

On September 4, 2008, three of the Properties were leased to Wendcharles, and on July 2, 2007, six of the Properties were leased to Wendgusta. As of December 31, 2010, the two tenants operating base rents have accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2011, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2010, the minimum annual Base Fee and the maximum Expense reimbursement decreased by .356% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2010, the minimum monthly Base Fee paid by the Partnership was lowered to $20,161 and the maximum monthly Expense reimbursement was lowered to $1,626.

For purposes of computing the four percent overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,390 on the amounts recovered, which includes restoration fees received for 2010, 2009 and 2008 of $497, $459 and $535, respectively. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2010, 2009, and 2008, are as follows:

General Partner	Incurred for the Year ended December 31, 2010	Incurred for the Year ended December 31, 2009	Incurred for the Year ended December 31, 2008
Management fees	$241,579	$240,841	$232,205
Restoration fees	497	459	535
Overhead allowance	19,524	19,464	18,777
Sales commission	0	13,500	56,600
Leasing commissions	0	21,060	55,872
Reimbursement for out-of-pocket expenses	5,273	5,210	6,848
Cash distribution	3,260	3,290	9,245

	$270,133	$303,824	$380,082

At December 31, 2010 and 2009, $1,825 and $1,819, respectively, was payable to the General Partner, which primarily represented the applicable year’s fourth quarter distribution.

As of December 31, 2010, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but is not a shareholder.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2010, Advisory Board Member, Jesse Small, is a greater than ten percent beneficial unit holder. Amounts paid to Mr. Small for the fiscal years ended December 31, 2010, 2009, and 2008 are as follows:

	Incurred for the Year ended December 31, 2010	Incurred for the Year ended December 31, 2009	Incurred for the Year ended December 31, 2008
Advisory Board Fees paid	$3,500	$3,000	$3,500

	$3,500	$3,000	$3,500

At December 31, 2010 and 2009, $0, respectively, was payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties. In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnership’s were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2010, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,387 of earnings has been credited to the Trust as of December 31, 2010. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the Property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and is included in the property tax payable in the condensed balance sheets. In January of 2011, approximately $11,000 of the property tax escrow was refunded to the Buyer upon proof of the approximately $11,000 payment of the 2010 property tax to the taxing authority. Beginning February 1, 2011, the monthly property tax escrow obligation was reduced to $900 per month.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. During the fiscal year ended December 31, 2010, twelve note payments were received by the Partnership and totaled $21,388 in principal and $20,876 in interest.

The amortized principal payments yet to be received under the Buyers Note for the next two years are as follows:

Year ending December 31,
2011	$22,991
2012	253,247

$276,238

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). There were no fair value adjustments in the fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2009, total losses of $50,000 represent an impairment charge related to the Park Forest property recorded in 2009.

13. SUBSEQUENT EVENTS

Limited Partner Distributions

On February 15, 2011, the Partnership made distributions to the Limited Partners of $280,000, which amounted to $6.05 per Interest.

Denny’s Restaurant - Phoenix, AZ Property

The lease for the Denny’s restaurant (Denny’s) located in Phoenix, AZ is set to expire on April 30, 2011. Per the third modification to Denny’s lease, which was dated January 1, 2011, the tenant’s lease is to be month-to-month beginning May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the month-to-month lease should be terminated, will be strictly percentage rent at eight percent of sales over $37,500. In addition, eight percent of sales between $27,500 and $37,500 (up to $800) will be held in a repair fund reserve by the Partnership, from which the tenant can withdrawal for necessary property improvements upon proper proof of expenditures to the Partnership.

Daytona’s All Sports Café- Des Moines, IA Property

The lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA is set to expire on May 31, 2011. In January of 2011, Management and Daytona’s have agreed in principal to a three year lease amendment and extension which is to begin on June 1, 2011 and expire on May 31, 2014. The lease amendment and extension is anticipated to provide for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2010, Daytona’s reported sales to the Partnership of approximately $820,000 (percentage rents were to be charged at six percent over a sales breakpoint of $900,000). A leasing commission of approximately $6,000 is projected to be paid in 2011 to a General Partner affiliate upon the execution of the lease amendment and extension.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Controls and Procedures

As of December 31, 2010, the Partnership’s Management (the General Partner), and its principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Securities and Exchange Commission in Release No. 34-55959 and the interpretive guidance issued there under (as permitted in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended). The Partnership’s management has concluded that, as of December 31, 2010, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

This Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to small company reporting rules in the Dodd Frank Act that permit the Partnership to provide only management’s report in this Annual Report.

Item 9B.	Other Information

None.

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

The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

Bruce A. Provo, Age 60 - President, Founder and Director, TPG.

Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. TPG was founded by Mr. Provo in 1985 and he has served as its President since its formation. TPG’s focus has been to provide professional real estate services to outside clients. Since the founding of TPG in 1985, Mr. Provo has also founded various entities engaged in unique businesses such as Rescue Services, Owner Representation, Asset Management, Managed Financial and Accounting Systems, Investments, and Virtual Resort Services, with most entities grouped under an informal umbrella known as The Provo Group of Companies. Since TPG was appointed General Partner to the Partnership in 1993, Mr. Provo has been primarily responsible for making investment decisions on behalf of the Partnership.

From 1982 to 1986, Mr. Provo also served as President and Chief Operating Officer of the North Kansas City Development Company (“NKCDC”), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC’s holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company’s real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

The Advisory Board, although its members are not “Directors” or “Executive Officers” of the Partnership, provides advisory guidance to Management of the Partnership and consists of:

William Arnold - Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner. He serves as a board representative for the brokerage community.

Jesse Small - CPA. Mr. Small has been a tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing the Partnership’s Partners. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company, now known as ConocoPhillips. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing the Partnership’s Partners.

Code of Ethics

The Partnership has no executive officers or any employees and, accordingly, has not adopted a formal code of ethics.

Mr. Provo and TPG require that all personnel, including all employees, officers and directors: engage in honest and ethical conduct; ensure full, fair, accurate, timely and understandable disclosure; comply with all applicable governmental laws, rules and regulations; and report to Mr. Provo any deviation from these principles. Because TPG has two employees (including Mr. Provo), and because Mr. Provo is the ultimate decision maker in all instances, TPG has not adopted a formal code of ethics. Mr. Provo, as Chief Executive Officer and Chairman of the Board of Directors of TPG, mitigates and resolves all conflicts to the best of his ability and determines appropriate actions if necessary to deter violations and promote accountability, consistent with his fiduciary obligations to TPG and the fiduciary obligations of TPG to the Partnership.

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

See Item 13, below, and Note 6 to the Financial Statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners. The principal executive officer is not directly compensated by the Partnership for controlling the affairs of the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of TPG, and persons who own 10% or more of the Partnership Interests, to report their beneficial ownership of such Interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of the Partnership Interests are required by SEC regulations to furnish the Partnership with copies of all of reports they file pursuant to Section 16(a).

(a) The following table sets forth certain information with respect to such beneficial ownership as of December 31, 2010. Based on information known to the Partnership and filed with the SEC, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned	Percentage of Interests Outstanding(1)
Limited Partnership Interests	Jesse Small (2)(3) 401 NW 10th Terrace Hallandale, FL 33009	5,648	12.20%

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2010.
(2)	An outsider Form 3 with respect to 2010, due in April 2010, was filed late in June 2010.
(3)	Jesse Small may be deemed to beneficially own with such voting and investment power the Interests listed above.

(b) As of December 31, 2010, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2010.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Permanent Management Agreement (“PMA”). See Item 13 below for further information.

Item 13.	Certain Relationships and Related Transactions

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2010, the minimum annual Base Fee and the maximum Expense reimbursement decreased by .356% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2010, the minimum monthly Base Fee paid by the Partnership was lowered to $20,161 and the maximum monthly Expense reimbursement was lowered to $1,626.

Additionally, TPG, or their affiliates, are allowed up to one-half of the commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, but such TPG commissions are not to exceed three percent of the contract price on the sale of an investment property. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners. See Note 8 to the financial statements for further information.

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005, an additional three years to an expiration date of December 31, 2008, and then an additional two years to an expiration date of December 31, 2010. Effective January 1, 2011, the PMA was renewed by TPG for the two-year period ending December 31, 2012. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to Management and its affiliates in 2010 and 2009:

The Provo Group, Inc.:

	Incurred for the Year ended December 31, 2010	Incurred for the Year ended December 31, 2009
Management fees	$241,579	$240,841
Restoration fees	497	459
Overhead allowance	19,524	19,464
Sales commission	0	13,500
Leasing commissions	0	21,060
Direct Cost Reimbursement	5,273	5,210
Cash Distributions	3,290	3,290

	$270,133	$303,824

Item 14.	Principal Accounting Firm Fees and Services

Audit Fees

Aggregate billings during the years 2010 and 2009 for audit services provided by the Partnership’s principal accounting firm, McGladrey & Pullen, LLP (“M&P”), to the Partnership, amounted to $47,077 and $51,720, respectively. Aggregate billings for interim review services provided by the Partnership’s principal accounting firm, M&P, to the Partnership during the years 2010 and 2009, amounted to $15,026 and $13,500, respectively.

Audit-Related Fees

For the years ended December 31, 2010 and 2009, M&P did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services provided by RSM McGladrey, Inc. (“RSM”) that were billed during 2010 and 2009 were $25,100 and $23,000, respectively.

All Other Fees

For the years ended December 31, 2010 and 2009, M&P did not perform any management consulting or other services for the Partnership.

For the years December 31, 2010 and 2009, RSM, did not perform any management consulting or other services for the Partnership.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) 1.    Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2010 and 2009

Statements of Income for the Years Ended December 31, 2010, 2009, and 2008

Statements of Partners’ Capital for the Years Ended December 31, 2010, 2009, and 2008

Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2010

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, and incorporated herein by reference.

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 26, 2010 and December 27, 2009 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 26, 2010 and December 27, 2009 prepared by Vrona &Van Schuyler, CPAs, PLLC.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

		Initial Cost to Partnership		Costs Capitalized Subsequent to Acquisitions	Gross Amount at which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total
Phoenix, AZ	—	$444,224	$421,676	—	$444,224	$421,676	$865,900	$320,085	—	6/15/88	31.5
Phoenix, AZ (1)	—	482,383	490,343	—	453,433	428,676	882,109	323,740	—	8/15/88	31.5
Santa Fe, NM	—	—	451,230	—	—	451,230	451,230	318,456	—	10/10/88	31.5
Augusta, GA (2)	—	215,416	434,178	—	213,226	434,177	647,403	311,161	—	12/22/88	31.5
Charleston, SC	—	273,619	323,162	—	273,619	323,162	596,781	231,600	—	12/22/88	31.5
Aiken, SC	—	402,549	373,795	—	402,549	373,795	776,344	266,747	—	2/21/89	31.5
Augusta, GA	—	332,154	396,659	—	332,154	396,659	728,813	283,063	—	2/21/89	31.5
Mt. Pleasant, SC (3)	—	286,060	294,878	—	252,069	294,878	546,947	210,430	—	2/21/89	31.5
Charleston, SC	—	273,625	254,500	—	273,625	254,500	528,125	181,616	—	2/21/89	31.5
Aiken, SC	—	178,521	455,229	—	178,521	455,229	633,750	324,859	—	3/14/89	31.5
Des Moines, IA (1) (4)	—	164,096	448,529	$296,991	161,996	560,057	722,053	408,534	1989	8/1/89	31.5
North Augusta, SC	—	250,859	409,297	—	250,859	409,297	660,156	278,183	—	12/29/89	31.5
Martinez, GA	—	266,175	367,575	—	266,175	367,575	633,750	249,826	—	12/29/89	31.5
Columbus, OH	—	351,325	708,141	—	351,325	708,140	1,059,465	470,195	—	6/1/90	31.5

	$0	$3,921,006	$5,829,192	$296,991	$3,853,775	$5,879,051	$9,732,826	$4,178,495

(1)	This property was written down to its estimated net realizable value at December 31, 1998.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In the Fourth Quarter of 2010, a portion of the land was reclassified to property held for as the City of Charleston is to purchase the land for right of way purposes.
(4)	Building improvements were incurred at the property during the fourth quarter of 2009.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2010	Year Ended December 31, 2009	Accumulated Depreciation	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of year	$10,022,119	$10,802,494	Balance at beginning of year	$4,260,745	$4,438,474
Additions:			Additions charged to costs and expenses	173,052	185,806
Daytona’s All Sports Cafe- Des Moines, IA (1)	0	9,000
Deletions:
Vacant- Park Forest, IL (2) (3)	(255,302)	(50,000)	Vacant- Park Forest, IL (3)	(255,302)
Wendy’s- North Augusta, SC (4)	(33,991)
Panda Buffet restaurant- Grand Forks, ND (5)	0	(739,375)	Panda Buffet restaurant- Grand Forks, ND (5)		((363,535)

Balance at end of year	$9,732,826	$10,022,119	Balance at end of year	$4,178,495	$4,260,745

(1)	Building improvements were incurred at the property during the fourth quarter of 2009.
(2)	The property was written-down $50,000 to its estimated net realizable value of zero during the fourth quarter of 2009.
(3)	The property was reclassified to property held for sale in the third quarter of 2010 and sold in the fourth quarter of 2010.
(4)	A portion of the land was reclassified to property held for as the City of Charleston is to purchase the land for right of way purposes.
(5)	This property was reclassified to property held for sale in the third quarter of 2009 and sold in the fourth quarter of 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date: March 24, 2011

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

Date: March 24, 2011