Form 10-Q
period 2011-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2011-05-12
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

FOR THE PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

INVESTMENT PROPERTIES: (Note 3)

Land	$3,853,775	$3,853,775
Buildings	5,879,051	5,879,051
Accumulated depreciation	(4,221,757)	(4,178,495)

Net investment properties	5,511,069	5,554,331

OTHER ASSETS:

Cash	678,643	427,973
Cash held in Indemnification Trust (Note 9)	451,585	451,387
Property tax cash escrow	27,935	40,417
Repair fund cash escrow	1,600	0
Rents and other receivables	6,984	403,913
Property held for sale (Note 3)	33,991	33,991
Deferred rent receivable	10,777	12,217
Prepaid insurance	3,828	5,469
Deferred charges, net	246,865	255,844
Note Receivable (Note 11)	270,645	276,238

Total other assets	1,732,853	1,907,449

Total assets	$7,243,922	7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$43,091	$20,098
Property tax payable	35,854	60,088
Repair fund payable	1,600	0
Due to General Partner	706	1,825
Unearned rental income	5,000	5,000
Security deposits	88,440	88,400

Total liabilities	174,691	175,451

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	312,996	$312,364
Cumulative cash distributions	(129,124)	(128,871)

	183,872	$183,493

Limited Partners (46,280.3 interests outstanding) At March 31, 2011 and December 31, 2010
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	37,352,388	37,289,865
Cumulative cash distributions	(68,985,268)	(68,705,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	6,885,359	7,102,836

Total partners’ capital	7,069,231	7,286,329

Total liabilities and partners’ capital	$7,243,922	$7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING REVENUES:

Rental income (Note 5)	$291,353	$285,352

TOTAL OPERATING REVENUES	291,353	285,352

OPERATING EXPENSES

Partnership management fees (Note 6)	$60,690	60,503
Restoration fees (Note 6)	124	124
Insurance	1,641	8,404
General and administrative	24,901	23,004
Advisory Board fees and expenses	2,625	2,625
Professional services	94,802	80,979
Depreciation	43,262	43,263
Amortization	8,979	8,979

TOTAL OPERATING EXPENSES	237,024	227,881

OTHER INCOME
Interest income	666	644
Note receivable interest income (Note 11)	4,973	5,363
Recovery of amounts previously written off (Note 2)	3,107	3,107
Other income	80	1,474

TOTAL OTHER INCOME	8,826	10,588

INCOME FROM CONTINUING OPERATIONS	63,155	68,059
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 1 and 3)	0	(9,068)

NET INCOME	$63,155	$58,991

NET INCOME- GENERAL PARTNER	$632	$590
NET INCOME- LIMITED PARTNERS	62,523	58,401

	$63,155	$58,991

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$1.35	$1.45

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	.00	(.19)

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$1.35	$1.26

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	63,155	$58,991

Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	52,241	52,242
Recovery of amounts previously written off	(3,107)	(3,107)
Interest applied to Indemnification Trust account	(198)	(176)
Decrease in rents and other receivables	396,929	389,026
Decrease in property tax cash escrow	12,482	2,493
Increase in repair fund cash escrow	(1,600)	0
Decrease in prepaid insurance	1,641	8,404
Decrease in deferred rent receivable	1,440	1,440
Increase in accounts payable and accrued expenses	22,993	42,968
Decrease in property tax payable	(24,234)	(11,536)
Increase in repair fund payable	1,600	0
Decrease in due to General Partner	(1,119)	(1,130)
Increase in unearned rental income	0	1

Net cash from operating activities	522,223	539,616

CASH FLOWS FROM INVESTING ACTIVITIES:

Note receivable, principal payment received	5,593	5,203
Recoveries from former General Partner affiliates	3,107	3,107

Net cash from investing activities	8,700	8,310

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(280,000)	(390,000)
Cash distributions to General Partner	(253)	(236)

Net cash used in financing activities	(280,253)	(390,236)

NET INCREASE IN CASH	250,670	157,690

CASH AT BEGINNING OF YEAR	427,973	551,373

CASH AT END OF PERIOD	$678,643	$709,063

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2010 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2011.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or for any other interim period, or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2011, the Partnership owned fourteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”) that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the Second Quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of the Partnership’s assets and dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of either the 2001, 2003, 2005 or 2007 Consents. Therefore, the Partnership continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. Per the provisions of the 2009 Consent, once the General Partner had received Consent Cards from Limited Partners holding a majority of the Partnership Interests voting either “FOR” or “AGAINST” the Extension Proposition, the General Partner could declare the 2009 Consent solicitation process concluded and would be bound by the results of such process. In any event, unless the General Partner elected to extend the deadline of the Consent solicitation, the 2009 Consent solicitation processes and the opportunity to vote by returning a Consent Card, was to end on October 31, 2009. A majority of the Partnership Interests voted “FOR” the Extension Proposition and the General Partner declared the 2009 Consent solicitation process concluded on October 14, 2009. Therefore, the Partnership continues to operate as a going concern. The bi-annual consent solicitation is scheduled to be mailed in May of 2011 (“2011 Consent”), which if approved would authorize the sale of the Partnership’s Properties and dissolution of the Partnership.

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

As of March 31, 2011, and December 31, 2010, there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2011 and December 31, 2010, accumulated amortization amounted to $99,306, and $90,327, respectively.

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

The Partnership generally maintains cash in federally insured accounts in a bank that is a participating member of the FDIC. Pursuant to Section 343 of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), all funds in a non-interest bearing transaction account are insured in full by the FDIC from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Cash maintained in these accounts may exceed federally insured limits after the expiration of the period established by the Dodd-Frank Act. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2011, nine of the Partnership’s fourteen Properties are leased to two significant tenants, Wendgusta, LLC (“Wendgusta”) and Wendcharles I, LLC (“Wendcharles”), both of whom are Wendy’s franchisees. The two tenants comprised approximately 49% and 20%, respectively, of the Partnership’s total 2011 operating base rents reflected as of March 31, 2011.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month period ended March 31, 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2011 and the year ended December 31, 2010. See Note 12 for further disclosure.

GAAP applicable to Disclosure About Fair Value of Financial Instruments, requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The General Partner believes that the carrying value of the Partnership’s assets (exclusive of the Properties) and liabilities approximate fair value due to the relatively short maturity of these instruments.

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than of the Partnership.

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2007.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on the Partnerships’ pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2011, approximately $5,914,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2011, the Partnership has recognized a total of approximately $1,224,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, which are located in a total of six states. The fourteen tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, a Chinese Super Buffet, and a Daytona’s All Sports Café (“Daytona’s”).

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

On November 30, 2010, the County of Charleston made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic. Management continues to actively work with the lessee, Wendcharles, and legal counsel to facilitate the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

The Partnership did not recognize income (loss) from discontinued operations during the three month period ended March 31, 2011. During the three month period ended March 31, 2010, the Partnership recognized a (loss) from discontinued operations of approximately $(9,000). The 2010 (loss) from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of an Agency and Marketing Agreement with an unaffiliated party in August of 2010 to sell the Park Forest property.

The components of property held for sale in the balance sheets as of March 31, 2011 and December 31, 2010 are outlined below:

	March 31, 2011	December 31, 2010
Balance Sheet:
Land	$33,991	$33,991

Property held for sale	$33,991	$33,991

The components of discontinued operations included in the condensed statement of income (loss) for the three month periods ended March 31, 2011 and 2010 are outlined below:

	Three Month Period ended March 31, 2011	Three Month Period ended March 31, 2010
	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$0

Total Revenues	0	0

Expenses:
Professional services	0	68
Property tax expense	0	9,000

Total Expenses	0	9,068

Net Income (Loss) from Discontinued Operations	$0	$(9,068)

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership (as amended, supplemented or modified, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Units. The Second Amendment to the Partnership Agreement was filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced by the General Partner. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties is limited to commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, not to exceed six percent of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed three percent, provided that the General Partner provides a substantial amount of services, as defined by the General Partner, in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. See Note 6 for further information.

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

5. LEASES:

Original lease terms for the majority of the Properties are generally five to twenty years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in Management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of March 31, 2011, the aggregate minimum operating lease payments, including the total of the first quarter 2011 revenues of $274,824, to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2011	$1,062,696
2012	1,011,830
2013	830,278
2014	826,500
2015	826,500
Thereafter	4,213,425

$8,771,229

Operating percentage rents included in operating rental income for the three month periods ended March 31, 2011 and 2010 were approximately $18,000 and $12,000, respectively. The percentage rents for 2011 and 2010 related primarily to the Denny’s, Phoenix, AZ property. As of March 31, 2011, rents and other receivables included approximately $7,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2010 were approximately $439,000. At December 31, 2010, rents and other receivables included $404,000 of unbilled percentage rents. As of March 31, 2011, all of the 2010 percentage rents had been billed and collected.

As of March 31, 2011, Wendcharles and Wendgusta operating base rents have accounted for approximately 20% and 49%, respectively, of the total 2011 operating base rents to-date. As of December 31, 2010, Wendcharles and Wendgusta operating base rents accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2011, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2011, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.64% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2011, the minimum monthly Base Fee paid by the Partnership was raised to $20,492 and the maximum monthly Expense reimbursement was increased to $1,653.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,514 on the amounts recovered, which includes restoration fees received for 2011 and 2010 of $124. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended March 31, 2011	Incurred for the Three Month Period ended March 31, 2010
	(Unaudited)	(Unaudited)

General Partner
Management fees	$60,690	$60,503
Restoration fees	124	124
Overhead allowance	4,905	4,890
Reimbursement for out-of-pocket expenses	1,337	1,439

Cash distribution	253	236

	$67,309	$67,192

At March 31, 2011 and December 31, 2010, $706 and $1,825, respectively, was payable to the General Partner.

As of March 31, 2011 and December 31, 2010, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2011, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended March 31, 2011	Incurred for the Three Month Period ended March 31, 2010
	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875

At March 31, 2011 and December 31, 2010, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original Partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2011, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to the TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,585 of earnings has been credited to the Trust as of March 31, 2011. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, approximately $11,000 of the property tax escrow was returned to the Buyer upon proof of the payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to $5,000 at March 31, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $276,238 as of December 31, 2010. During the three month period ended March 31, 2011, three note payments were received by the Partnership and totaled $5,593 in principal and $4,973 in interest.

As of March 31, 2011, the amortized principal payments yet to be received under the Buyers Note for the next twenty months are as follows:

Year ending December 31,

2011	$17,398
2012	253,247

$270,645

12. FAIR VALUE DISCLOSURES

The Partnership has determined the fair value based on a hierarchy that gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under the accounting principle are described below:

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

13. SUBSEQUENT EVENTS:

Daytona’s All Sports Café- Des Moines, IA Property

The lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA is set to expire on May 31, 2011. In late March of 2011, Management and Daytona’s signed a letter of intent (“LOI”) which agrees to a three year lease amendment and extension which is to begin on June 1, 2011 and expire on May 31, 2014. The lease amendment and extension is anticipated to provide for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2010, Daytona’s reported sales to the Partnership of approximately $820,000 (percentage rents were to be charged at six percent over a sales breakpoint of $900,000). A leasing commission of approximately $5,000 is projected to be paid in 2011 to a General Partner affiliate upon the execution of the lease amendment and extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 2 of this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Quarterly Report on Form 10-Q regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect Management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by these cautionary statements. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

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

Investment Properties

The Properties held by the Partnership at March 31, 2011 were originally purchased at a price, including acquisition costs, of $10,814,830 in the aggregate.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, one of which is located on a parcel of land which is subject to a ground lease (see paragraph below). The operating tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, a Chinese Super Buffet, and a Daytona’s All Sports Café. The fourteen Properties are located in a total of six states.

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

There were no building improvements capitalized during the three month period ending March 31, 2011.

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

The following summarizes significant developments as of March 31, 2011, by property, for properties with such developments.

Denny’s Restaurant- Phoenix, AZ Property

A new twenty three month lease for the Denny’s restaurant located in Phoenix, AZ was executed with the tenant, Denny’s #6423, LLC (“Denny’s”) in June of 2009. The lease (which was effective as of June 1, 2009) provides for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and is set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the second quarter of 2009 in relation to the lease. In December of 2009, due to recent sluggish sales figures, Denny’s notified the General Partner of its intent to terminate its lease, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January of 2010 through June of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000. In June of 2010, an additional temporary lease modification was agreed upon. Denny’s rent from July of 2010 to September of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000 and the rent from October 1, 2010 to December 31, 2010 was strictly percentage rent at eight percent of monthly sales over $37,500. During the fiscal year ended December 31, 2010, percentage rent income totaling approximately $40,000 was recognized in relation to the property. Per the third modification to Denny’s lease, which was dated January 1, 2011, the tenant’s lease is to be month-to-month beginning on May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the month-to-month lease should be terminated, will be strictly percentage rent at eight percent of monthly sales over $37,500. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) will be held in a repair fund reserve by the Partnership, from which the tenant can withdrawal for necessary property improvements upon proper proof of expenditures to the Partnership. At March 31, 2011, $1,600 was held in the repair fund reserve and is included in the Partnership’s condensed balance sheets as repair fund escrow and repair fund payable.

Daytona’s All Sports Café- Des Moines, IA Property

The lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA is set to expire on May 31, 2011. In April of 2011, Management and Daytona’s signed a letter of intent (“LOI”) which agrees to a three year lease amendment and extension which is to begin on June 1, 2011 and expire on May 31, 2014. The lease amendment and extension is anticipated to provide for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2010, Daytona’s reported sales to the Partnership of approximately $820,000 (percentage rents were to be charged at six percent over a sales breakpoint of $900,000). A leasing commission of approximately $5,000 is projected to be paid in 2011 to a General Partner affiliate upon the execution of the lease amendment and extension.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of March 31, 2011, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $21,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

Formerly Owned and Vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest, IL (“Park Forest”) property and, as of December 31, 2009, the carrying value of this property was written down to $0.

In November of 2010, a Purchase Contract was executed for the sale of the Park Forest property to an unaffiliated party for a selling price of $10,000. The closing date of the sale was December 2, 2010, and a net gain on the sale of approximately $7,000 was recognized in the fourth quarter of 2010. Closing and other sale related costs amounted to approximately $3,000 and included a $1,000 sales commission paid to an unaffiliated Broker Agent. In addition, the Partnership paid approximately $2,000 at the closing for past due water bills related to the former tenant of the Park Forest property. Per the terms of the Purchase Contract, the Partnership is responsible for paying the 2010 property tax for the Park Forest property which will be due in 2011 to the Cook Country taxing authority. At the closing, the buyer paid approximately $2,000 to the Partnership for its one month share of the 2010 property tax. As of March 31, 2011, the amount was held in property tax cash escrow and was included in property tax payable in the Partnership’s condensed balance sheets.

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

Property tax in Cook County, IL is paid in arrears (2010 tax will be paid in 2011) and is paid in two installments, one in the first quarter and one in the third or fourth quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property were the responsibility of the Partnership. As of December 31, 2010, the Partnership had accrued and expensed eleven months of estimated 2010 property tax totaling approximately $20,000 and held one month property tax cash escrow of approximately $2,000 from the buyer of the property. The total estimated 2010 property tax payable of approximately $22,000 to be paid in 2011 was based on the 2010 adjusted property appraisal and the 2009 final tax rates. The first installment of 2010 property tax, totaling approximately $12,000 was paid in February of 2011. As of March 31, 2011, the remaining property tax payable included in the Partnership’s condensed balance sheets amounts to approximately $10,000.

Due to the vacancy of the Park Forest property, the Partnership had assumed maintenance responsibility beginning in 2008. Prior to its December of 2010 sale, maintenance expenditures totaling approximately $1,900 were incurred during 2010 in relation to lawn, repair and clean-up services.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic. Management continues to actively work with the lessee, Wendcharles, and legal counsel to facilitate the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). As of March 31, 2011, the buyer was current on its 2011 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, $10,800 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to $5,000 at March 31, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $276,238 as of December 31, 2010. During the three month period ended March 31, 2011, three note payments were received by the Partnership and totaled $5,593 in principal and $4,973 in interest.

Results of Operations

Income from continuing operations for the three month periods ended March 31, 2011 and 2010 were $63,000 and $68,000, respectively. See the paragraphs below for further information as to 2011 and 2010 variances of individual operating income and expense items

Three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010:

Operating Rental Income: Rental income for the three month periods ended March 31, 2011 and 2010 were approximately $291,000 and $285,000, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property, and included adjustments for straight-line rent.

Management expects total base operating rent revenues to be approximately $1.06 million for the year 2011 based on operating leases currently in place. Total base operating revenue for 2011 may increase by $36,000 (or $32,400 with potential rent credit reduction) upon Daytona’s pending lease extension. In addition, future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2010 was $439,000, and Management expects the 2011 percentage rents to be slightly higher as compared to 2010, due to Denny’s 2011 rent modification.

Insurance Expense: Insurance expense for the three month periods ended March 31, 2011 and 2010 were approximately $2,000 and $8,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. However, one month of property insurance for the formerly owned vacant Park Forest property was purchased prior to its December of 2010 sale. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership will only purchase property insurance for an individual property if the tenant cannot provide proof of insurance protection. If the Partnership is not required to purchase any additional property insurance during 2011, this new insurance approach will reduce insurance expenditures by approximately $26,000, based on the property insurance premium paid for the 2009/2010 policy year. For 2011, Management expects insurance expense to be approximately $7,000. This amount could increase upon a property insurance default by a tenant or an increase in the general liability insurance premium for the 2011/2012 insurance year that is expected to be paid in the fourth quarter of 2011.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2011 and 2010 were approximately $25,000 and $23,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Management currently expects the total 2011 general and administrative expenses to be lower than projected in the December 31, 2010 Annual Report filed on Form 10-K as it has been determined that “Full” Consent materials will not be mailed to Investors in May. Management has instead adopted the Notice of Internet Availability of Consent Materials option, which will reduce printing and mailing costs. In addition, as in 2010, Management has adopted to further reduce printing and mailing costs by not mailing the Annual Report to Investors (the report has been posted to the Partnership’s website). However, the 2011 general and administrative expenses are anticipated to be slightly higher than the total 2010 expenses, primarily due to higher printing and postage expenditures in relation to the May of 2011 Notice of Internet Availability of Consent Materials mailing.

Professional services: Professional services expenses for the three month periods ended March 31, 2011 and 2010 were approximately $95,000 and $81,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total 2011 professional services expenses may be over twenty five percent higher than the total 2010 expenses due primarily to the anticipated May of 2011 Consent, the 2011 Consent tabulation processing, and the SEC mandated XBRL conversion and filing requirements for the Partnership beginning in the Second Quarter of 2011.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended March 31, 2011 and 2010 were approximately $3,000 and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. The Partnership did not recognize income (loss) from discontinued operations during the three month period ended March 31, 2011. During the three month period ended March 31, 2010, the Partnership recognized a (loss) from discontinued operations of approximately $(9,000). The 2010 (loss) from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of the Agency and Marketing Agreement in August of 2010.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2011 and 2010 were approximately $522,000 and $540,000, respectively The variance in cash provided by operating activities from 2011 to 2010 is primarily due to: (i) the timing of the 2010 audit and tax preparation installment billings and payments as compared to the 2009 audit and tax installment billings and payments; (ii) the 2010 percentage rents collected in the First Quarter of 2011 were higher than the 2009 percentage rents collected in the First Quarter of 2010 due to higher tenant sales reported and recorded for 2010 as compared to 2009; and (iii) the timing of vendor invoices received and the payments thereof.

Cash flows provided from (used in) investing activities for the three month periods ended March 31, 2011 and 2010 were approximately $9,000 and $8,000, respectively. The 2011 and 2010 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note and small recoveries from former general partners. An additional $17,000 in principal payments under the Buyer’s Note is scheduled to be received during 2011 (see Note 11 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the three month period ended March 31, 2011, cash flows used in financing activities was $280,253 and consisted of aggregate Limited Partner distributions of $280,000, which included approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property and approximately $5,000 in Buyer’s Note principal payments received, and General Partner distributions of $253. For the three month period ended March 31, 2010, cash used in financing activities was $390,236 and consisted of aggregate Limited Partner distributions of $390,000, which included net sale proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009, and General Partner distributions of $236. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $679,000 at March 31, 2011. Cash of $255,000 is anticipated to be used to fund the first quarter of 2011 aggregate distribution to Limited Partners in May of 2011, and cash of approximately $52,000 is anticipated to be used for the payment of March 31 quarter-end accrued liabilities, net of property tax and repair fund cash escrows, which are included in the Partnership’s condensed balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally and consistent with past practice.

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

As of March 31, 2011 and 2010, the Properties were leased 100% and 93%, respectively (vacant Park Forest property was sold in December of 2010). All of the Partnership’s fourteen Properties are currently leased and only the Denny’s and Daytona’s leases are due to expire within the first six months of 2011. Per a third modification to the Denny’s lease, dated January 1, 2011, a month-to-month lease is to begin on May 1, 2011. In addition, Management has agreed in principal to a three year lease extension with an expiration date of May 31, 2014 for the Daytona’s property. See Item 2, Investment Properties for further information for properties with significant developments. In addition, the Partnership collected 100% of its base rent from current tenants for the three month period ended March 31, 2011 and the fiscal year ended December 31, 2010, which we believe is a good indication of tenant quality and stability.

Nine of the fourteen Properties are leased to two Wendy’s franchisees. Six of the Properties were leased to Wendgusta, LLC and three of the Properties were leased to Wendcharles I, LLC. Operating base rents from these nine leases comprised approximately 70% of the Partnership’s 2011 operating base rents as of March 31, 2011, and approximately 70% of the 2010 operating base rents as of December 31, 2010. As of December 31, 2010, additional 2010 percentage rents totaling approximately $382,000 were accrued in relation to the Wendy’s properties. The percentage rents were both billed and fully collected as of March 31, 2011. Additionally, as of March 31, 2011, the nine Properties exceeded 60% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 60% of the Partnership’s Properties, both by asset value and number, are leased to two tenants, Wendgusta and Wendcharles, the financial status of the two tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta and Wendcharles each provided it with a copy of their reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements prepared by Wendgusta’s and Wendcharles’ accountants were attached as Exhibit 99.0 and 99.1, respectively, to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta or Wendcharles.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of the Partnership’s Properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the franchise concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Partnership’s Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

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

The continuing nationwide economic downturn has created a difficult credit environment. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no mortgage debt. Management monitors the depository institutions that hold the Partnership’s cash on a regular basis and believes that funds have been deposited with creditworthy financial institutions. In addition, the Partnership has no outstanding mortgage debt. However, the continued economic downturn and lack of available credit could delay or inhibit Management’s ability to dispose of the Partnership’s Properties, or cause Management to have to dispose of the Partnership’s Properties for a lower than anticipated return. As a result, Management continues to maintain an objective to preserve capital and sustain property values while selectively disposing of the Properties as appropriate.

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

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 6% and 4%, respectively, of operating rental income for the three month periods ended March 31, 2011 and 2010. Revenues from operating percentage rents represented only 29% of operating rental income for the fiscal year ended December 31, 2010. If inflation causes operating margins to deteriorate for lessees or if expenses grow faster than revenues, then inflation may negatively impact the portfolio through tenant defaults.

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

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2011, the Partnership’s Management (the General Partner) and its principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

There were no changes in the Partnership’s controls over financial reporting during the period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

None.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.6	Second Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed May 13, 2011, regarding the first quarter of 2011 distribution.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President
(principal executive officer, principal financial officer and principal accounting officer of the Partnership)

Date:	May 12, 2011