Form 10-Q
period 2011-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2011-08-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)
Land	$3,409,551	$3,853,775
Buildings	5,457,375	5,879,051
Accumulated depreciation	(3,939,238)	(4,178,495)

Net investment properties	4,927,688	5,554,331

OTHER ASSETS:
Cash	573,433	427,973
Cash held in Indemnification Trust (Note 9)	451,783	451,387
Property tax cash escrow	41,210	40,417
Repair fund cash escrow	4,000	0
Rents and other receivables,	23,748	403,913
Property held for sale (Note 3)	33,991	33,991
Deferred rent receivable	4,950	12,217
Prepaid insurance	2,188	5,469
Deferred charges, net	236,316	255,844
Note Receivable (Note 11)	264,950	276,238

Total other assets	1,636,569	1,907,449

Total assets	$6,564,257	$7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$43,116	$20,098
Property tax payable	52,441	60,088
Repair fund payable	4,000	0
Due to General Partner (Note 6)	912	1,825
Unearned rental income	5,000	5,000
Security deposits	70,440	88,440

Total liabilities	175,909	175,451

CONTINGENT LIABILITIES: (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	$308,741	$312,364
Cumulative cash distributions	(129,583)	(128,871)

	179,158	$183,493

Limited Partners (46,280.3 interests outstanding) At June 30, 2011 and December 31, 2010
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	36,931,219	37,289,865
Cumulative cash distributions	(69,240,268)	(68,705,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	6,209,190	7,102,836

Total partners’ capital	6,388,348	7,286,329

Total liabilities and partners’ capital	$6,564,257	$7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$296,008	$293,030	$587,361	$578,381

TOTAL OPERATING REVENUES	296,008	293,030	587,361	578,381

OPERATING EXPENSES
Partnership management fees (Note 6)	61,352	60,359	122,041	120,861
Restoration fees (Note 6)	124	124	249	249
Insurance	1,641	8,403	3,282	16,807
General and administrative	14,763	17,554	39,665	40,560
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	48,224	30,438	143,026	111,415
Property tax expense	3,312	0	3,312	0
Property impairment write-downs (Note 3)	540,118	0	540,118	0
Depreciation	43,263	43,263	86,525	86,526
Amortization	15,896	9,042	24,874	18,021

TOTAL OPERATING EXPENSES	731,318	171,808	968,342	399,689

OTHER INCOME
Interest income	671	649	1,337	1,292
Note receivable interest income (Note 11)	4,871	5,268	9,845	10,631
Recovery of amounts previously written off (Note 2)	3,107	3,107	6,214	6,214
Other income	1,237	2,082	1,316	3,557

TOTAL OTHER INCOME	9,886	11,106	18,712	21,694

(LOSS) INCOME FROM CONTINUING OPERATIONS	(425,424)	132,328	(362,269)	200,386
LOSS FROM DISCONTINUED OPERATIONS (Notes 1 and 3)	0	(14,935)	0	(24,003)

NET (LOSS) INCOME	$(425,424)	$117,393	$(362,269)	$176,383

NET (LOSS) INCOME - GENERAL PARTNER	$(4,254)	$1,174	$(3,623)	$1,764
NET (LOSS) INCOME - LIMITED PARTNERS	(421,170)	116,219	(358,646)	174,619

	$(425,424)	$117,393	$(362,269)	$176,383

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(9.10)	$2.83	$(7.75)	$4.28
LOSS FROM DISCONTINUED OPERATIONS	.00	(.32)	.00	(.51)

NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST	$(9.10)	$2.51	$(7.75)	$3.77

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2011 and 2010

	Six Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(362,269)	$176,383
Adjustments to reconcile net (loss) income to net cash from operating activities -
Depreciation and amortization	111,399	104,547
Recovery of amounts previously written off	(6,214)	(6,214)
Interest applied to Indemnification Trust account	(396)	(351)
Property impairment write-downs	540,118	0
Decrease in rents and other receivables	380,165	379,081
Increase in property tax cash escrow	(793)	(6,300)
Increase in repair fund cash escrow	(4,000)	0
Decrease in prepaid insurance	3,281	16,807
Decrease in deferred rent receivable	7,267	2,880
Increase in accounts payable and accrued expenses	23,018	10,274
(Decrease) Increase in property tax payable	(7,647)	6,257
Increase in repair fund payable	4,000	0
Decrease in due to General Partner	(913)	(896)
Increase in unearned rental income	0	1
Decrease in security deposits	(18,000)	0

Net cash from operating activities	669,016	682,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of leasing commission	(5,346)	0
Note receivable, principal payment received	11,288	10,501
Recoveries from former General Partner affiliates	6,214	6,214

Net cash from investing activities	12,156	16,715

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(535,000)	(595,000)
Cash distributions to General Partner	(712)	(706)

Net cash used in financing activities	(535,712)	(595,706)

NET INCREASE IN CASH	145,460	103,478
CASH AT BEGINNING OF YEAR	427,973	551,373

CASH AT END OF PERIOD	$573,433	$654,851

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

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or for any other interim period, or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of June 30, 2011, the Partnership owned fourteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership had continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. A majority of the Partnership Interests voted “FOR” the Extension Proposition and therefore, the Partnership continued to operate as a going concern. During the second quarter of 2011, Consent solicitations were circulated (“2011 Consent”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2011 Consent and the General Partner declared the 2011 Consent solicitation process concluded on June 30, 2011. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2011, and December 31, 2010, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2011 and December 31, 2010, accumulated amortization amounted to $115,201 and $90,327, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Phoenix, AZ property, formerly operated as China Super Buffet restaurant (“China Buffet”), or the formerly owned vacant Park Forest, IL (“Park Forest”) property) the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash and leases. Additionally, as of June 30, nine of the Partnership’s fourteen Properties are leased to two significant tenants, Wendgusta, LLC (“Wendgusta”) and Wendcharles I, LLC (“Wendcharles”), both of whom are Wendy’s franchisees. The two tenants comprised approximately 50% and 21%, respectively, of the Partnership’s total 2011 operating base rents reflected as of June 30, 2011.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Partnership’s adoption of the provisions of the FASB issued “Fair Value Measurements and Disclosure” on January 1, 2008, with respect to financial assets and liabilities measured at fair value did not have a material impact on its fair value measurements in its financial statements. The adoption of the provisions of this FASB issuance on January 1, 2009, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three and six month periods ended June 30, 2011 and the year ended December 31, 2010. See Note 12 for further disclosure.

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

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”), which was dissolved December of 2003, (collectively, the “three original Partnerships”) to various other entities previously sponsored by or otherwise affiliated with Gary J. DiVall and Paul E. Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on the Partnerships’ pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2011, approximately $5,917,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2011, the Partnership has recognized a total of approximately $1,227,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ (formerly operated as China Buffet). The thirteen operating tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The fourteen properties are located in a total of six states.

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management had sent the former tenant a letter of default in June, due to its delinquent May and June of 2011 lease obligations. Management regained possession of the property in July and although China Buffet is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore lease obligation charges ceased as of June 30, 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011.

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

The Partnership did not recognize income (loss) from discontinued operations during the three and six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, the Partnership recognized a (loss) from discontinued operations of approximately $15,000 and $24,000, respectively. The 2010 (loss) from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of an Agency and Marketing Agreement with an unaffiliated party in August of 2010 to sell the Park Forest property.

The components of property held for sale in the balance sheets as of June 30, 2011 and December 31, 2010 are outlined below:

	June 30, 2011	December 31, 2010
Balance Sheet:
Land	$33,991	$33,991

Property held for sale	$33,991	$33,991

The components of discontinued operations included in the condensed statement of income (loss) for the three and six month periods ended June 30, 2011 and 2010 are outlined below:

	Three Month Period ended June 30, 2011	Three Month Period ended June 30, 2010	Six Month Period ended June 30, 2011	Six Month Period ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$0	$0	$0

Total Revenues	0	0	0	0

Expenses:
General and administrative	0	250	0	250
Professional services	0	4,578	0	4,646
Property tax expense	0	9,000	0	18,000
Other property expenses	0	1,107		1,107

Total Expenses	0	14,935	0	24,003

Net Income (Loss) from Discontinued Operations	$0	$(14,935)	$0	$(24,003)

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership (as amended, supplemented or modified, the “Partnership Agreement”) extends the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Limited Partnership Interests.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced by the General Partner. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. Additionally, the total compensation paid to all persons for the sale of the investment properties is limited to commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, not to exceed six percent of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed three percent, provided that the General Partner provides a substantial amount of services, as defined by the General Partner, in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. See Note 6 for further information.

The Partnership Agreement, as amended, provides that (i) the “Distribution Quarter” is defined as the calendar quarter, and (ii) the distribution provisions are subordinate to the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner can modify these provisions without a vote of the Limited Partners.

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

As of June 30, 2011, the aggregate minimum operating lease rents, including the aggregate total of the first and second quarter 2011 revenues of $544,848, to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2011	$1,062,096
2012	1,005,830
2013	892,500
2014	856,500
2015	826,500
Thereafter	4,213,425

$8,856,851

Operating percentage rents included in operating rental income for the three month periods ended June 30, 2011 and 2010 were approximately $32,000 and $20,000, respectively. Operating percentage rents included in operating rental income for the six month periods ended June 30, 2011 and 2010 were approximately $50,000 and $32,000, respectively.

The percentage rents for 2011 and 2010 related primarily to the Denny’s, Phoenix, AZ property and tenants who had reached their sales breakpoints for 2011. The 2011 to 2010 variance is due to Denny’s higher reported sales in 2011 and its modification to its lease, as well as an increase in reported 2011 sales for tenants who had reached their sales breakpoint. As of June 30, 2011, rents and other receivables included approximately $24,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2010 were approximately $439,000. At December 31, 2010, rents and other receivables included $404,000 of unbilled percentage rents. As of June 30, 2011, all of the 2010 percentage rents had been billed and collected.

As of June 30, 2011, Wendcharles and Wendgusta operating base rents have accounted for approximately 21% and 50%, respectively, of the total 2011 operating base rents to-date. As of December 31, 2010, Wendcharles and Wendgusta operating base rents accounted for approximately 20% and 49%, respectively, of the total 2010 operating base rents.

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

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,638 on the amounts recovered, which includes restoration fees received for 2011 and 2010 of $249. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended June 30, 2011	Incurred for the Three Month Period ended June 30, 2010	Incurred for the Six Month Period ended June 30, 2011	Incurred for the Six Month Period ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$61,352	$60,359	$122,041	$120,861
Restoration fees	124	124	249	249
Overhead allowance	4,959	4,878	9,864	9,768
Lease commission	5,346	0	5,346	0
Reimbursement for out-of-pocket expenses	1,682	1,521	3,019	2,961
Cash distribution	459	470	712	706

	$73,922	$67,352	$141,231	$134,545

At June 30, 2011 and December 31, 2010, $912 and $1,825, respectively, was payable to the General Partner.

Due to the Denny’s lease modifications, approximately $1,200 of the $4,000 lease commission paid in 2009 to the General Partner was reimbursed to the Partnership in May of 2011 and is included in other income in the condensed statements of income.

As of June 30, 2011 and December 31, 2010, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2011, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended June 30, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended June 30, 2011	Incurred for the Three Month Period ended June 30, 2010	Incurred for the Six Month Period ended June 30, 2011	Incurred for the Six Month Period ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2011 and December 31, 2010, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ Properties (See Note 2 for further information as to the original Partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2011, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,783 of earnings has been credited to the Trust as of June 30, 2011. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, approximately $11,000 of the property tax escrow was returned to the Buyer upon proof of the payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $8,000 at June 30, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyers Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyers Note amounted to $276,238 as of December 31, 2010. During the six month period ended June 30, 2011, six note payments were received by the Partnership and totaled $11,288 in principal and $9,845 in interest.

As of June 30, 2011, the annual aggregate amortized principal payments yet to be received under the Buyers Note for the next seventeen months are as follows:

Year ending December 31,
2011 (six months remaining)	$11,703
2012	253,247

$264,950

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

Fair Value on a Nonrecurring Basis – Vacant Phoenix, AZ Property

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of June 30, 2011, for which a nonrecurring change in fair value has been recorded during the three month period ended June 30, 2011 for the vacant Phoenix, AZ property.

					Three Month Period Ended
	Carrying Value at June 30, 2011				June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
Vacant Phoenix, AZ property	$—	$—	$—	$—	$(540,118)

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment. Losses of $540,118 represent an impairment charge related to these assets recorded during the three month period ended June 30, 2011. The fair value of these assets was determined by management and incorporates management’s knowledge of comparable properties, past experience and future expectations.

13. SUBSEQUENT EVENTS

Limited Partner Distributions

On August 15, 2011, the Partnership is scheduled to make distributions to the Limited Partners of $265,000, amounting to approximately $5.73 per Limited Partnership Interest.

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

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives - Depreciation of the properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition - Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

Impairment - The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

The Properties held by the Partnership at June 30, 2011 were originally purchased at a price, including acquisition costs, of $10,814,830 in the aggregate.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The thirteen operating tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The fourteen properties are located in a total of six states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as Phoenix, AZ property, formerly operated as China Buffet, or the formerly owned vacant Park Forest, IL property), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for maintenance related to the vacant property.

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

There were no building improvements capitalized during the six month period ending June 30, 2011.

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

The following summarizes significant developments as of June 30, 2011, by property, for properties with such developments.

China Super Buffet Restaurant, Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management had sent a letter of default to the former tenant in June, due to its delinquent May and June of 2011 lease obligations totaling $12,312. Management regained possession of the property in July, and although the former tenant is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore monthly base rent charges of $6,000 per month ceased as of June 30, 2011. As of June 30, 2011, the former tenant’s $18,000 security deposit was applied to the past due amounts and the remaining balance of approximately $5,700 is held by the Partnership as property tax escrow. In addition, the Partnership accrued six months of 2011 property tax totaling $9,000, approximately $3,300 of which was expensed by the Partnership as property tax. Monthly property tax expense and accruals of $1,500 will begin in July of 2011 for the vacant property. In addition, Management anticipates that the Partnership will incur approximately $1,300 per month in security patrol measures at the vacant property. Management is currently evaluating its options as to the vacant Phoenix, AZ property.

The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011. The reduction included $444,224 related to land and $95,894 related to buildings, net of accumulated depreciation of $325,782.

At June 30, 2011, the tenant’s remaining long-term rent receivable balance of $9,000 was removed from the balance sheet as an additional straight-line rent adjustment. In addition, the former tenant’s remaining deferred lease commission balance of approximately $7,000 was fully amortized as of June 30, 2011.

Denny’s Restaurant- Phoenix, AZ Property

A new twenty three month lease for the Denny’s restaurant located in Phoenix, AZ was executed with the tenant, Denny’s #6423, LLC (“Denny’s”) in June of 2009. The lease (which was effective as of June 1, 2009) provided for an annual base rent of $72,000 (less a potential $600 rent credit per month for both timely payment and sales reporting), and was set to expire on April 30, 2011. A commission of approximately $4,000 was paid to a General Partner affiliate in the second quarter of 2009 in relation to the lease. Due to the lease modifications detailed below, approximately $1,200 of the commission paid in 2009 was reimbursed to the Partnership in May of 2011 and is included in other income in the condensed statements of income.

In December of 2009, due to sluggish sales figures, Denny’s notified the General Partner of its intent to terminate its lease early, pursuant to its lease rights, as of March 15, 2010. Responsive to the depressed Phoenix market, during January of 2010, Management and Denny’s agreed to a six month temporary modification to the lease retroactive to January 1, 2010. The tenant’s rent from January of 2010 through June of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000. In June of 2010, an additional temporary lease modification was agreed upon. Denny’s rent from July of 2010 to September of 2010 was strictly percentage rent at eight percent of monthly sales over $50,000 and the rent from October 1, 2010 to December 31, 2010 was strictly percentage rent at eight percent of monthly sales over $37,500. During the fiscal year ended December 31, 2010, percentage rent income totaling approximately $40,000 was recognized in relation to the property.

The January 1, 2011 third modification to Denny’s lease, allows for a month-to-month tenant lease as of May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the month-to-month lease is terminated, is strictly percentage rent at eight percent of monthly sales over $37,500. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) will be held in a repair fund reserve by the Partnership, from which the tenant can withdrawal for necessary property improvements upon proper proof of expenditures to the Partnership. At June 30, 2011, $4,000 was held in the repair fund reserve and is included in the Partnership’s condensed balance sheets as repair fund escrow and repair fund payable.

Daytona’s All Sports Café- Des Moines, IA Property

The second amendment to the lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA expired on May 31, 2011. In April of 2011, Management and Daytona’s signed a letter of intent (“LOI”) which agreed to a three year lease amendment and extension which was to begin on June 1, 2011 and expire on May 31, 2014. The third amendment to the lease was executed in early May and provides for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2010, Daytona’s reported sales to the Partnership of approximately $820,000 (percentage rents were to be charged at six percent over a sales breakpoint of $900,000). A leasing commission of approximately $5,000 was paid in May of 2011 to a General Partner affiliate upon the execution of the third lease amendment and extension.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of June 30, 2011, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $26,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

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

Property tax in Cook County, IL is paid in arrears (2010 tax will be paid in 2011) and is paid in two installments, one in the first quarter and one in the third or fourth quarter (depending upon the timing of tax rate determinations and property tax bill issuance by the County). Beginning with the property tax related to the 2008 tax year, property tax payments related to the vacant Park Forest property were the responsibility of the Partnership. As of December 31, 2010, the Partnership had accrued and expensed eleven months of estimated 2010 property tax totaling approximately $20,000 and held one month property tax cash escrow of approximately $2,000 from the buyer of the property. The total estimated 2010 property tax payable of approximately $22,000 to be paid in 2011 was based on the 2010 adjusted property appraisal and the 2009 final tax rates. The first installment of 2010 property tax, totaling approximately $12,000 was paid in February of 2011. As of June 30, 2011, the remaining property tax payable included in the Partnership’s condensed balance sheets amounts to approximately $10,000.

Due to the vacancy of the Park Forest property, the Partnership had assumed maintenance responsibility beginning in 2008. Prior to its December of 2010 sale, maintenance expenditures totaling approximately $1,900 were incurred during 2010 in relation to lawn, repair and clean-up services.

Wendy’s - 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s - Mt. Pleasant, SC (“Wendy’s - Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic. Management continues to actively work with the lessee, Wendcharles, and legal counsel to facilitate the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). As of June 30, 2011, the buyer was current on its 2011 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, $10,800 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $8,000 at June 30, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $276,238 as of December 31, 2010. During the six month period ended June 30, 2011, six note payments were received by the Partnership and totaled $11,288 in principal and $9,845 in interest.

Results of Operations

(Loss) income from continuing operations for the three month periods ended June 30, 2011 and 2010 were $(425,000) and $132,000, respectively. (Loss) income from continuing operations for the six month periods ended June 30, 2011 and 2010 were $(362,000) and $200,000, respectively. See the paragraphs below for further information as to 2011 and 2010 variances of individual operating income and expense items.

Three month period ended June 30, 2011 as compared to the three month period ended June 30 , 2010:

Operating Rental Income: Rental income for the three month periods ended June 30, 2011 and 2010 were approximately $296,000 and $293,000, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property and tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The remaining long-term rent receivable balance of former tenant, China Buffet, was removed from the balance sheet at June 30, 2011, and recorded as an additional straight-line rent adjustment.

Insurance Expense: Insurance expense for the three month periods ended June 30, 2011 and 2010 were approximately $2,000 and $8,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year.

General and Administrative Expense: General and administrative expenses for the three month periods ended June 30, 2011 and 2010 were approximately $15,000 and $18,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The second quarter of 2011 expenditures were lower than in 2010 due primarily to the overpayment of 2010 estimated state income taxes and the application of the overpayments to the 2011 estimated state taxes. This is offset by higher printing and postage costs related to the May of 2011 Consent process.

Professional services: Professional services expenses for the three month periods ended June 30, 2011 and 2010 were approximately $48,000 and $30,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The second quarter of 2011 professional services expenditures were higher in 2011 than in 2010 due primarily to increased electronic state tax filings for 2010 returns filed in 2011, higher 2011 accruals for 2011 electronic state tax returns to be filed in 2012, the May of 2011 Consent process, and the pending XBRL filing requirement.

Property Tax Expense: Property tax expense for the three month periods ended June 30, 2011 and 2010 were approximately $3,000 and $0, respectively. Due to the vacancy of the Phoenix, AZ property (formerly operated as China Buffet) the Partnership accrued six months of 2011 property tax which is expected to be due in the fourth quarter of 2011. Approximately $6,000 of the accrual is not the responsibility of the Partnership and is anticipated to be paid from property tax cash escrow held by the Partnership.

Property Impairment Write-downs: The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011. The reduction included $444,224 related to land and $95,894 related to buildings, net of accumulated depreciation of $325,782.

Amortization Expense: Amortization expense for the three month periods ended June 30, 2011 and 2010 were $16,000 and $9,000, respectively. Due to the vacancy of the Phoenix, AZ property (formerly operated as China Buffet) the approximately $7,000 remaining balance of related deferred leasing commissions paid was removed from the balance sheet at June 30, 2011, and recorded as additional amortization.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended June 30, 2011 and 2010 were each approximately $3,000 and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010:

Operating Rental Income: Rental income for the six month periods ended June 30, 2011 and 2010 were approximately $587,000 and $578,000, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the Denny’s, Phoenix, AZ property and tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The remaining long-term rent receivable balance of former tenant, China Buffet, was removed from the balance sheet at June 30, 2011, and recorded as an additional straight-line rent adjustment.

Management expects total base operating rent revenues to be approximately $1.06 million for the year 2011 based on operating leases currently in place. China Buffet ceased operations and vacated the Phoenix, AZ property in late June and therefore the former tenant will not be charged monthly base rent of $6,000 as of July 1, 2011. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rents to the Partnership. Operating percentage rents included in rental income from operations in 2010 was $439,000, and Management expects the 2011 percentage rents to be slightly higher as compared to 2010, due to Denny’s 2011 rent modification and higher tenant sales reported through June for the aggregate of the Wendy’s properties.

Insurance Expense: Insurance expense for the six month periods ended June 30, 2011 and 2010 were approximately $3,000 and $17,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. However, one month of property insurance for the formerly owned vacant Park Forest property was purchased prior to its December of 2010 sale. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership will only purchase property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. It is estimated that during the third quarter the Partnership will pay approximately $3,000 in property insurance premium in relation to the vacant Phoenix, AZ property (formerly operated as China Buffet) for the 2011/2012 insurance year. If the Partnership is not required to purchase any additional property insurance during 2011, this new insurance approach is expected to reduce insurance expenditures by approximately $22,000, based on the property aggregate insurance premium paid for the 2009/2010 policy year. For 2011, Management expects insurance expense to be approximately $8,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2011/2012 insurance year, which is expected to be paid in the fourth quarter of 2011.

General and Administrative Expense: General and administrative expenses for the six month periods ended June 30, 2011 and 2010 were approximately $40,000 and $41,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Management currently expects the total 2011 general and administrative expenses to be lower than projected in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2011 (“the Annual Report”), as it was determined that “Full” Consent materials would not be mailed to Investors in May. Management instead adopted the Notice of Internet Availability of Consent Materials option, which reduced printing and mailing costs. In addition, as in 2010, Management further reduced printing and mailing costs by not mailing the Annual Report to Limited Partners (the report is posted to the Partnership’s website, www.divallproperties.com). The 2011 general and administrative expenses are anticipated to be slightly higher than the total 2010 expenses due primarily to the 2011 Consent process.

Professional services: Professional services expenses for the six month periods ended June 30, 2011 and 2010 were approximately $143,000 and $111,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total 2011 professional services expenses may be over twenty-five percent higher than the total 2010 expenses due primarily to the May of 2011 Consent, the 2011 Consent tabulation processing, the SEC mandated XBRL conversion and filing requirements for the Partnership beginning in the Second Quarter of 2011, and the higher electronic state tax filing fees.

Property Tax Expense: Property tax expense for the three month periods ended June 30, 2011 and 2010 were approximately $3,000 and $0, respectively. Due to the vacancy of the Phoenix, AZ property (formerly operated as China Buffet) the Partnership accrued six months of 2011 property tax in June, which will be due in the fourth quarter of 2011. Approximately $6,000 of the accrual is not the responsibility of the Partnership and is to be paid from property tax cash escrow. Beginning in July of 2011, the Partnership will accrue and expense $1,500 per month in property tax in relation to the vacant property.

Property Impairment Write-downs: The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011. The reduction included $444,224 related to land and $95,894 related to buildings, net of accumulated depreciation of $325,782.

Amortization Expense: Amortization expense for the six month periods ended June 30, 2011 and 2010 were $25,000 and $18,000, respectively. Due to the vacancy of the Phoenix, AZ property (formerly operated as China Buffet) the approximately $7,000 remaining balance of related deferred leasing commissions paid were removed from the balance sheet as of June 30, 2011, and was recorded as additional amortization. Amortization expense for the remaining two quarters of 2011 should be approximately $4,000 lower than in 2010.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the six month periods ended June 30, 2011 and 2010 were each approximately $6,000 and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. The Partnership did not recognize income (loss) from discontinued operations during the three and six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, the Partnership recognized a (loss) from discontinued operations of approximately $(15,000) and $(24,000)). The 2010 (loss) from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s - Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of the Agency and Marketing Agreement in August of 2010.

Cash Flow Analysis

Net cash flows provided by operating activities for the six month periods ended June 30, 2011 and 2010 were approximately $669,000 and $682,000, respectively. The variance in cash provided by operating activities from 2011 to 2010 is primarily due to: (i) the timing of the 2010 audit and tax preparation installment billings and payments as compared to the 2009 audit and tax installment billings and payments; (iii) the 2010 percentage rents collected in the First Quarter of 2011 were higher than the 2009 percentage rents collected in the First Quarter of 2010 due to higher tenant sales reported and recorded for 2010 as compared to 2009; (iv) the timing of vendor invoices received and the payments thereof; and (v) the 2011 property tax accrual for the vacant China Buffet property in Phoenix, AZ.

Cash flows provided from (used in) investing activities for the six month periods ended June 30, 2011 and 2010 were approximately $12,000 and $17,000, respectively. The 2011 and 2010 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note and small recoveries from former general partners. In addition, a leasing commission was paid in the second quarter of 2011 in relation to Daytona’s amended lease agreement. An additional $12,000 in principal payments under the Buyer’s Note is scheduled to be received during 2011 (see Note 11 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the six month period ended June 30, 2011, cash flows used in financing activities was $535,712 and consisted of aggregate Limited Partner distributions of $535,000, which included approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property and approximately $11,000 in Buyer’s Note principal payments received, and General Partner distributions of $712. For the six month period ended June 30, 2010, cash used in financing activities was $595,706 and consisted of aggregate Limited Partner distributions of $595,000, which included net sale proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009, and General Partner distributions of $706. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $573,000 at June 30, 2011. Cash of $265,000 is anticipated to be used to fund the second quarter of 2011 aggregate distribution to Limited Partners expected to be made in August of 2011, and cash of approximately $55,000 is anticipated to be used for the payment of June 30 quarter-end accrued liabilities, net of property tax and repair fund cash escrows, which are included in the Partnership’s condensed balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally and consistent with past practice.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, Management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of June 30, 2011 and December 31, 2010, the Properties were effectively leased 93 and 100%, respectively (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011). The leases include Denny’s month-to-month lease which began on May 1, 2011. Although China Buffet is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore monthly base rent charges of $6,000 per month ceased as of June 30, 2011. Management is currently evaluating its options as to the vacant Phoenix, AZ property. See Item 2, Investment Properties for further information for properties with significant developments. In addition, the Partnership collected 98% of its base rent from current tenants for the six month period ended June 30, 2011 and the fiscal year ended December 31, 2010, which we believe is a good indication of overall tenant quality and stability.

Nine of the fourteen Properties are leased to two Wendy’s franchisees. Six of the Properties were leased to Wendgusta, LLC and three of the Properties were leased to Wendcharles I, LLC. Operating base rents from these nine leases comprised approximately 70% of the Partnership’s 2011 operating base rents as of June 30, 2011, and approximately 70% of the 2010 operating base rents as of December 31, 2010. As of December 31, 2010, additional 2010 percentage rents totaling approximately $382,000 were accrued in relation to the Wendy’s properties. The percentage rents were both billed and fully collected as of June 30, 2011. Additionally, as of June 30, 2011, the nine Properties exceeded 60% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 60% of the Partnership’s Properties, both by asset value and number, are leased to two tenants, Wendgusta and Wendcharles, the financial status of the two tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta and Wendcharles each provided it with a copy of their reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements prepared by Wendgusta’s and Wendcharles’ accountants were attached as Exhibit 99.0 and 99.1, respectively, to the Partnership’s Annual Report. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta or Wendcharles.

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

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. The nationwide economic downturn may affect a lessee’s operational activity and its ability to meet lease obligations. Based on past experience, it can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; the relocation of the market area itself to another traffic area; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

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

Disposition Policies

Management intends to hold the Partnership Properties until such time as sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell properties, Management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if investors holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 8% and 5%, respectively, of operating rental income for the six month periods ended June 30, 2011 and 2010. Revenues from operating percentage rents represented only 29% of operating rental income for the fiscal year ended December 31, 2010. If inflation causes operating margins to deteriorate for lessees or if expenses grow faster than revenues, then inflation may negatively impact the portfolio through tenant defaults.

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

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2011, the Partnership’s Management (the General Partner) and its principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

4.6	Second Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed August 15, 2011, regarding the second quarter of 2011 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2011, (ii) Condensed Statements of Income for the three and six month periods ended June 30, 2011 and 2010, (iii) Condensed Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (v) Notes to the Condensed Financial Statements.[1]

[1]

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) , or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo
Bruce A. Provo, President (principal executive officer, principal financial officer and principal accounting officer of the Partnership)

Date:	August 15, 2011