Form 10-Q
period 2011-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2011-11-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,956,118	$3,853,775
Buildings	5,028,699	5,879,051
Accumulated depreciation	(3,647,248)	(4,178,495)

Net investment properties	4,337,569	5,554,331

OTHER ASSETS:

Cash	439,034	427,973
Cash held in Indemnification Trust (Note 9)	451,872	451,387
Property tax cash escrow	33,113	40,417
Rents and other receivables,	191,080	403,913
Properties held for sale (Note 3)	481,807	33,991
Deferred rent receivable	3,600	12,217
Prepaid insurance	547	5,469
Deferred charges, net	229,053	255,844
Note Receivable (Note 11)	259,151	276,238

Total other assets	2,089,257	1,907,449

Total assets	$6,426,826	$7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$24,381	$20,098
Property tax payable	41,563	60,088
Due to General Partner (Note 6)	1,518	1,825
Unearned rental income	5,000	5,000
Security deposits	70,440	88,440

Total liabilities	142,902	175,451

CONTINGENT LIABILITIES: (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	$310,358	$312,364
Cumulative cash distributions	(130,648)	(128,871)

	179,710	$183,493

Limited Partners (46,280.3 interests outstanding) At September 30, 2011 and December 31, 2010
Capital contributions, net of offering costs	39,358,468	39,358,468
Cumulative net income	37,091,243	37,289,865
Cumulative cash distributions	(69,505,268)	(68,705,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	6,104,214	7,102,836

Total partners’ capital	6,283,924	7,286,329

Total liabilities and partners’ capital	$6,426,826	$7,461,780

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:

Rental income (Note 5)	$427,874	$415,624	$962,752	$940,134

TOTAL OPERATING REVENUES	427,874	415,624	962,752	940,134

OPERATING EXPENSES

Partnership management fees (Note 6)	$61,466	$60,359	$183,507	$181,220
Restoration fees (Note 6)	10	124	259	373
Insurance	1,641	8,404	4,922	25,211
General and administrative	14,552	15,631	54,216	56,190
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	35,454	19,560	177,454	130,804
Other property expenses	820	1,270	820	1,270
Depreciation	37,527	37,526	112,579	112,579
Amortization	7,262	7,358	21,759	21,884

TOTAL OPERATING EXPENSES	161,357	152,857	563,391	537,406

OTHER INCOME
Interest income	557	673	1,894	1,965
Note receivable interest income (Note 11)	4,767	5,172	14,612	15,803
Recovery of amounts previously written off (Note 2)	250	3,107	6,464	9,321
Other income	80	268	220	3,825

TOTAL OTHER INCOME	5,654	9,220	23,190	30,914

INCOME FROM CONTINUING OPERATIONS	272,171	271,987	422,551	433,642
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Notes 1 and 3)	(110,530)	23,546	(623,179)	38,275

NET INCOME (LOSS)	$161,641	$295,533	$(200,628)	$471,917

NET INCOME (LOSS) – GENERAL PARTNER	$1,616	$2,955	$(2,006)	$4,719
NET INCOME (LOSS) – LIMITED PARTNERS	160,025	292,578	(198,622)	467,198

	$161,641	$295,533	$(200,628)	$471,917

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.82	$5.82	$9.04	$9.28
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2.36)	.50	(13.33)	.82

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$3.46	$6.32	$(4.29)	$10.10

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2011 and 2010

	Nine Months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(200,628)	$471,917
Adjustments to reconcile net (loss) income to net cash from operating activities –
Depreciation and amortization	159,078	156,915
Recovery of amounts previously written off	(6,464)	(9,321)
Interest applied to Indemnification Trust account	(485)	(546)
Property impairment write-downs	644,823	0
Decrease in rents and other receivables	208,125	221,968
Decrease (Increase) in property tax cash escrow	7,304	(5,070)
Increase in repair fund cash escrow	(6,400)	0
Decrease in prepaid insurance	2,298	25,211
Decrease in deferred rent receivable	8,617	4,320
Increase in accounts payable and accrued expenses	5,012	5,974
Decrease in property tax payable	(14,740)	(14,970)
Increase in repair fund payable	6,400	0
Decrease in due to General Partner	(307)	(184)
Decrease in security deposits	(18,000)	0

Net cash from operating activities	794,633	856,214

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment of leasing commission	(5,346)	0
Note receivable, principal payment received	17,087	15,895
Recoveries from former General Partner affiliates	6,464	9,321

Net cash from investing activities	18,205	25,216

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(800,000)	(900,000)
Cash distributions to General Partner	(1,777)	(1,188)

Net cash used in financing activities	(801,777)	(901,888)

NET INCREASE (DECREASE) IN CASH	11,061	(20,458)

CASH AT BEGINNING OF YEAR	427,973	551,373

CASH AT END OF PERIOD	$439,034	$530,915

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

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, for any other interim period, or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased (with the exception of the vacant Phoenix, AZ property- See Note 3 to the condensed financial statements) on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of September 30, 2011, the Partnership owned fourteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of 2001, 2003, 2005 and 2007, Consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership had continued to operate as a going concern. On July 31, 2009, the Partnership mailed a Consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. A majority of the Partnership Interests voted “FOR” the Extension Proposition and therefore, the Partnership continued to operate as a going concern. During the second quarter of 2011, Consent solicitations were circulated (“2011 Consent”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2011 Consent, and the General Partner declared the 2011 Consent solicitation process concluded on June 30, 2011. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2011, and December 31, 2010, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2011 and December 31, 2010, accumulated amortization amounted to $65,165 and $90,327, respectively. Fully amortized deferred charges of $57,300, including related accumulated amortization, were removed from the condensed balance sheets as of September 30, 2011.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Phoenix, AZ property which formerly operated as China Super Buffet restaurant (“China Buffet”) or the formerly owned vacant Park Forest, IL (“Park Forest”) property) the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for the insurance and maintenance related to the vacant property.

Such taxes, insurance and ground rent are expensed in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, a Kentucky Fried Chicken restaurant franchisee (“KFC”), is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash and leases. Additionally, as of September 30, nine of the Partnership’s fourteen Properties are leased to two significant tenants, Wendgusta, LLC (“Wendgusta”) and Wendcharles I, LLC (“Wendcharles”), both of whom are Wendy’s franchisees. The two tenants comprised approximately 53% and 22%, respectively, of the Partnership’s total 2011 operating base rents reflected as of September 30, 2011.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the Denny’s Phoenix, AZ property was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the third quarter of 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three and nine month periods ended September 30, 2011 and the year ended December 31, 2010. See Note 12 for further disclosure.

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

Subsequent to discovery, and in response to the regulatory inquiries, TPG was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected TPG as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2011, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2011, the Partnership has recognized a total of approximately $1,228,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as China Buffet). The thirteen tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant (reclassified to properties held for sale during the third quarter of 2011), an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The fourteen properties are located in a total of six states.

In late September of 2011 Management executed an Agency and Marketing Agreement (“Marketing Agreement”) with an unaffiliated Agent. The Marketing Agreement gives the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Marketing Agreement is set to terminate upon the later of 30 days after the Live Outcry Auction, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management had sent the former tenant a letter of default in June, due to its delinquent May and June of 2011 lease obligations. Management regained possession of the property in July and although China Buffet is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore lease obligation charges ceased as of June 30, 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011. The property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Marketing Agreement.

The Denny’s, Phoenix, AZ property was reclassified to properties held for sale during September of 2011 due to the execution of the Marketing Agreement. The carrying amount of the property was reduced by $104,705, to its estimated fair value less estimated costs to sell of $445,000, during the third quarter of 2011.

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic. In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. Management will continue to actively work with legal counsel and Wendcharles to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use. See Note 13 Subsequent Events for further information. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

During the three month periods ended September 30, 2011 and 2010, the Partnership recognized a (loss) income from discontinued operations of approximately $(111,000) and $24,000, respectively. During the nine month periods ended September 30, 2011 and 2010, the Partnership recognized a (loss) income from discontinued operations of approximately $(623,000) and $38,000, respectively. The 2011 and 2010 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of an Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations includes a second quarter property impairment write down of $540,118 related to the vacant Phoenix, AZ property and a third quarter property impairment write down of $104,705 related to the Denny’s, Phoenix, AZ property. The 2010 income from discontinued operations was also attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of an Agency and Marketing Agreement with an unaffiliated party in August of 2010 to sell the Park Forest property.

The components of properties held for sale in the condensed balance sheets as of September 30, 2011 and December 31, 2010 are outlined below:

	September 30, 2011	December 31, 2010
	(Unaudited)
Balance Sheet:
Land	$401,071	$33,991
Buildings, net	77,920	0
Repair fund cash escrow	6,400	0
Rents and other receivables	4,708	0
Prepaid insurance	2,624	0
Accounts payable and accrued expenses	(731)	0
Repair fund payable	(6,400)	0
Property tax payable	(3,785)	0

Properties held for sale	$481,807	$33,991

The components of discontinued operations included in the condensed statements of (loss) income for the three and nine month periods ended September 30, 2011 and 2010 are outlined below:

	Three Month Period ended September 30, 2011	Three Month Period ended September 30, 2010	Nine Month Period ended September 30, 2011	Nine Month Period ended September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of (Loss) Income:
Revenues:
Rental income	$11,758	$23,462	$64,241	$77,333
Other income	0	0	1,176	0

Total Revenues	11,758	23,462	65,417	77,333

Expenses:
Insurance	152	0	152	0
General and administrative	0	378	0	628
Professional services	456	8,983	1,482	13,800
Property tax expense	2,887	(19,997)	6,199	(1,997)
Other property expenses	3,500	3,068	3,500	4,175
Marketing expense	7,700	0	7,700	0
Property impairment write-downs	104,705	0	644,823	0
Depreciation	2,888	5,737	14,361	17,210
Amortization	0	1,747	10,379	5,242

Total Expenses	122,288	(84)	688,596	39,058

Net (Loss) Income from Discontinued Operations	$(110,530)	$23,546	$(623,179)	$38,275

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

As of September 30, 2011, the aggregate minimum operating lease rents, including the aggregate total of the first through third quarters of 2011 revenues of $765,672 to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2011	$1,026,096
2012	1,005,830
2013	892,500
2014	856,500
2015	826,500
Thereafter	4,213,425

$8,820,851

Operating percentage rents included in operating rental income for the three month periods ended September 30, 2011 and 2010 were approximately $172,000 and $159,000, respectively. Operating percentage rents included in operating rental income for the nine month periods ended September 30, 2011 and 2010 were approximately $193,000 and $170,000, respectively.

The operating percentage rents for 2011 related primarily to the tenants who had reached their sales breakpoints for 2011. The 2011 to 2010 variance is due to an increase in reported 2011 sales for tenants who had reached their sales breakpoint. As of September 30, 2011, operating rents and other receivables included approximately $191,000 of unbilled percentage rents. Operating percentage rents included in rental income from operations in 2010 were approximately $398,000. At December 31, 2010, operating rents and other receivables included $398,000 of unbilled percentage rents. As of September 30, 2011, all of the 2010 percentage rents had been billed and collected.

As of September 30, 2011, Wendcharles and Wendgusta operating base rents accounted for approximately 22% and 53%, respectively, of the Partnership’s total 2011 operating base rents to-date. As of December 31, 2010, Wendcharles and Wendgusta operating base rents accounted for approximately 22% and 53%, respectively, of the Partnership’s total 2010 operating base rents.

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

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,648 on the amounts recovered, which includes restoration fees received for 2011 and 2010 of $259 and $373, respectively. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended September 30, 2011	Incurred for the Three Month Period ended September 30, 2010	Incurred for the Nine Month Period ended September 30, 2011	Incurred for the Nine Month Period ended September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$61,466	$60,359	$183,507	$181,220
Restoration fees	10	124	259	373
Overhead allowance	4,959	4,878	14,823	14,646
Lease commission	0	0	5,346	0
Reimbursement for out-of-pocket expenses	1,293	1,221	4,312	4,181
Cash distribution	1,065	1,182	1,777	1,888

	$68,793	$67,764	$210,024	$202,308

At September 30, 2011 and December 31, 2010, $1,518 and $1,825, respectively, was payable to the General Partner.

Due to the Denny’s lease modifications, approximately $1,200 of the $4,000 lease commission paid in 2009 to the General Partner was reimbursed to the Partnership in May of 2011 and is included in other income from discontinued operations in the condensed statements of income.

As of September 30, 2011 and December 31, 2010, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2011, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended September 30, 2011 and 2010 are as follows:

	Incurred for the Three Month Period ended September 30, 2011	Incurred for the Three Month Period ended September 30, 2010	Incurred for the Nine Month Period ended September 30, 2011	Incurred for the Nine Month Period ended September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2011 and December 31, 2010, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2011, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving as permanent manager or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,872 of earnings has been credited to the Trust as of September 30, 2011. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, approximately $11,000 of the property tax escrow was returned to the Buyer upon proof of the payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $10,000 at September 30, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyers Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyers Note amounted to $276,238 as of December 31, 2010. During the nine month period ended September 30, 2011, nine note payments were received by the Partnership and totaled $17,087 in principal and $14,612 in interest.

As of September 30, 2011, the annual aggregate amortized principal payments yet to be received under the Buyers Note over the next fourteen months are as follows:

Year ending December 31,
2011 (three months remaining)	$5,904
2012 (eleven months of payments)	253,247

$259,151

12. FAIR VALUE DISCLOSURES:

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

Fair Value on a Nonrecurring Basis – Vacant and Denny’s, Phoenix, AZ Properties

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of September 30, 2011, for which a nonrecurring change in fair value has been recorded during the three month period ended September 30, 2011 for the Denny’s, Phoenix, AZ property and during the three month period June 30, 2011 for the vacant Phoenix, AZ property.

					Three Month Period Ended	Nine Month Period Ended
	Carrying Value at September 30, 2011				September 30, 2011	September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses	Total Losses
Denny’s, Phoenix, AZ property	$445,000	$445,000	$—	$—	$(104,705)	$(104,705)
Vacant Phoenix, AZ property	—	—	—	—	—	(540,118)

Total properties	$445,000	$445,000	$—	$—	$(104,705)	$(644,823)

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment. Losses of $640,823 represent property impairment charges related to the vacant Phoenix, AZ property recorded during the second quarter of 2011 and to the Denny’s, Phoenix, AZ property recorded during the third quarter of 2011. The fair value of these assets was determined by Management and incorporates Management’s knowledge of comparable properties, past experience, future expectations and discussions with listing brokers.

13. SUBSEQUENT EVENTS:

Denny’s Restaurant- Phoenix, AZ Property

A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party for the high bid price of $475,000. A five percent buyer’s premium totaling $23,750, which will be retained by the Agent per the Marketing Agreement, was added to the high bid price for a total sales price of $498,750 to be paid by the buyer. The buyer provided a ten percent earnest money deposit of $49,870, which is held by an independent escrow company. The Purchase Agreement (“Agreement”) was accepted and executed by Management on October 20, 2011. Per the Agreement, closing is to occur no later than November 22, 2011. At closing, a commission of up to two percent ($9,500) of the high bid price is expected to be paid to the Agent and an advisory fee of three percent ($14,250) of the high bid price is anticipated to be paid to an affiliate of the Partnership. The net book value of the Denny’s, Phoenix, AZ property at September 30, 2011, classified as property held for sale in the condensed financial statements, was approximately $450,000 which included $367,000 related to land, $78,000 related to buildings (net of accumulated depreciation of $332,000), $5,000 related to rents and other receivables, $6,000 related to repair fund cash escrow, $100 related to accounts payable and accrued expenses and $6,000 related to repair fund payable.

Vacant Phoenix, AZ Property

The vacant, Phoenix, AZ property did not sell at the October 18, 2011 auction. Per the Marketing and Agency Agreement, the Agent continues to market the property to potential buyers. The net book value of the vacant, Phoenix, AZ property at September 30, 2011, classified as property held for sale in the condensed financial statements, was approximately ($2,000) which included $2,700 related to prepaid insurance, $700 related to accounts payable and accrued expenses and $4,000 related to property tax payable.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County of Charleston deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County of Charleston requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. Management will continue to actively work with legal counsel and Wendcharles to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use.

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

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives – Depreciation of the Properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition – Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

Impairment – The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

The Properties held by the Partnership at September 30, 2011 (including properties held for sale) were originally purchased at a price, including acquisition costs, of $10,814,830 in the aggregate.

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2011, the Partnership owned fourteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The thirteen tenants are composed of the following: nine Wendy’s restaurants, a Denny’s restaurant (reclassified to properties held for sale during the third quarter of 2011), an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The fourteen properties are located in a total of six states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as Phoenix, AZ property, formerly operated as China Buffet, or the formerly owned vacant Park Forest, IL property), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

There were no building improvements capitalized during the nine month period ending September 30, 2011.

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

The following summarizes significant developments as of September 30, 2011, by property, for properties with such developments:

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management had sent a letter of default to the former tenant in June, due to its delinquent May and June of 2011 lease obligations totaling $12,312. Management regained possession of the property in July, and although the former tenant is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore monthly base rent charges of $6,000 per month ceased as of June 30, 2011. As of June 30, 2011, the former tenant’s $18,000 security deposit was applied to the past due amounts and the remaining balance of approximately $5,700 was held by the Partnership as property tax cash escrow. In addition, as of June 30, 2011, the former tenant’s remaining long-term rent receivable balance of $9,000 was removed from the balance sheet as an additional straight-line rent adjustment and its remaining deferred lease commission balance of approximately $7,000 was fully amortized.

The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 to its estimated fair value of $0 during the second quarter of 2011. The reduction included $444,224 related to land and $95,894 related to buildings, net of accumulated depreciation of $325,782.

The Partnership has been unsuccessful in finding a new tenant for the vacant Phoenix, AZ property, and during the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The vacant, Phoenix, AZ property did not sell at the October 18, 2011 auction. Per the Marketing and Agency Agreement, the Agent will continue to market the property to potential buyers until the Agreement is set to terminate upon the later of 30 days after the Live Outcry Auction date, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

The net book value of the vacant, Phoenix, AZ property at September 30, 2011, classified as property held for sale in the condensed financial statements, was approximately ($2,000) which included $2,700 related to prepaid insurance, $700 related to accounts payable and accrued expenses and $4,000 related to property tax payable.

At June 30, 2011, the Partnership had accrued six months of 2011 estimated property tax totaling $9,000 based on the 2010 actual property tax bills, approximately $3,300 of which was expensed by the Partnership as property tax. Monthly property tax expense and accruals of $1,500 began in July of 2011 for the vacant property. The first installments of the 2011 property tax bills totaled $7,600 in aggregate and were paid in September of 2011, of which $5,700 was paid from the property tax cash escrow held by the Partnership. The second installments of the 2011 property tax bills total $7,600 in aggregate and are due by March 1, 2012. The monthly property tax accrual for the vacant property was adjusted to approximately $1,300 in September of 2011 due to the receipt of the actual 2011 property tax bills related to the property and therefore the property tax payable balance as of September 30, 2011 approximated $4,000.

Due to the vacancy of the Phoenix, AZ property, the Partnership assumed property insurance and maintenance responsibility beginning in July of 2011. The Partnership purchased property insurance amounting to approximately $3,000 for the 2011/2012 policy year during July of 2011. Maintenance expenditures totaling approximately $3,500 were incurred during the third quarter in relation to maintenance and security patrol services. Management anticipates that the Partnership will incur approximately $1,300 per month in security patrol measures at the vacant property.

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

The January 1, 2011 third modification to Denny’s lease, allows for a month-to-month tenant lease as of May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the month-to-month lease is terminated, is strictly percentage rent at eight percent of monthly sales over $37,500. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) will be held in a repair fund reserve by the Partnership, from which the tenant can withdrawal for necessary property improvements upon proper proof of expenditures to the Partnership. At September 30, 2011, $6,400 was held in the repair fund reserve and is included in the Partnership’s condensed balance sheets as repair fund escrow and repair fund payable.

The carrying amount of the Denny’s, Phoenix, AZ property was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the third quarter of 2011. The reduction included $86,353 related to land and $18,352 related to buildings.

During the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Marketing Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the Denny’s, Phoenix, AZ property and the vacant Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Marketing Agreement is set to terminate upon the later of 30 days after the Live Outcry Auction, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the property to the buying public. The net book value of the Denny’s, Phoenix, AZ property at September 30, 2011, classified as property held for sale in the condensed financial statements, was approximately $450,000 which included $367,000 related to land, $78,000 related to buildings (net of accumulated depreciation of $332,000), $5,000 related to rents and other receivables, $6,000 related to repair fund cash escrow, $100 related to accounts payable and accrued expenses and $6,000 related to repair fund payable.

A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party for the high bid price of $475,000. A five percent buyer’s premium totaling $23,750, which will be retained by the Agent per the Marketing Agreement, was added to the high bid price for a total sales price of $498,750 to be paid by the buyer. The buyer provided a ten percent earnest money deposit of $49,870 which is held by an independent escrow company. The Purchase Agreement (“Agreement”) was accepted and executed by Management on October 20, 2011. Per the Agreement, closing is to occur prior to November 22, 2011. At closing, a commission of up to two percent ($9,500) of the high bid price is expected to be paid to the Agent and an advisory fee of three percent ($14,250) of the high bid price is anticipated to be paid to an affiliate of the Partnership.

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

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of September 30, 2011, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $21,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

Formerly Owned and Vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest, IL (“Park Forest”) property and, as of December 31, 2009, the carrying value of this property was written down to $0.

In November of 2010, a Purchase Contract was executed for the sale of the Park Forest property to an unaffiliated party for a selling price of $10,000. The closing date of the sale was December 2, 2010, and a net gain on the sale of approximately $7,000 was recognized in the fourth quarter of 2010. Closing and other sale related costs amounted to approximately $3,000 and included a $1,000 sales commission paid to an unaffiliated Broker Agent. In addition, the Partnership paid approximately $2,000 at the closing for past due water bills related to the former tenant of the Park Forest property. Per the terms of the Purchase Contract, the Partnership is responsible for paying the 2010 property tax for the Park Forest property which will be due in 2011 to the Cook County taxing authority. At the closing, the buyer paid approximately $2,000 to the Partnership for its one month share of the 2010 property tax.

As of December 31, 2010, the Partnership had accrued and expensed eleven months of estimated 2010 property tax totaling approximately $20,000 and held one month property tax cash escrow of approximately $2,000 from the buyer of the property. The first installment of 2010 property tax, totaling approximately $12,000 was paid in February of 2011. As of September 30, 2011, the remaining second installment of 2010 property tax payable included in the Partnership’s condensed balance sheets amounts to approximately $10,000 and is expected to be paid during the fourth quarter of 2011.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic.

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County of Charleston deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles, each filed a Notice of Court Appearance (“Notice of Appearance”) and a requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County of Charleston requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. Management will continue to actively work with legal counsel and Wendcharles to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011). As of September 30, 2011, the buyer was current on its 2011 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, $10,800 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $10,000 at September 30, 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $276,238 as of December 31, 2010. During the nine month period ended September 30, 2011, nine note payments were received by the Partnership and totaled $17,087 in principal and $14,612 in interest.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2011 and 2010 were approximately $272,000 and $272,000, respectively. Income from continuing operations for the nine month periods ended September 30, 2011 and 2010 were approximately $423,000 and $434,000, respectively. See the paragraphs below for further information as to 2011 and 2010 variances of individual operating income and expense items.

Three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010:

Operating Rental Income: Rental income for the three month periods ended September 30, 2011 and 2010 were approximately $428,000 and $416,000, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The 2011 to 2010 variance is due to an increase in reported 2011 sales for tenants who had reached their sales breakpoint.

Insurance Expense: Insurance expense for the three month periods ended September 30, 2011 and 2010 were approximately $2,000 and $8,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The decrease in insurance expense in 2011 is the result of the Partnership’s decision to not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the operating properties for the 2010/2011 insurance year.

Professional services: Professional services expenses for the three month periods ended September 30, 2011 and 2010 were approximately $35,000 and $20,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The third quarter of 2011 professional services expenditures were higher in 2011 than in 2010 due primarily to increased electronic state tax filings for 2010 returns filed in 2011, higher 2011 accruals for 2011 electronic state tax returns to be filed in 2012, and the new SEC mandated XBRL conversion and filing requirements for the Partnership.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended September 30, 2011 and 2010 were approximately $250 and $3,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010:

Operating Rental Income: Operating rental income for the nine month periods ended September 30, 2011 and 2010 was approximately $963,000 and $940,000, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to the tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The 2011 to 2010 variance is due to an increase in reported 2011 sales for tenants who had reached their sales breakpoint.

Management expects total base operating rent revenues to be approximately $1.03 million for the year 2011 based on operating leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rents to the Partnership. Operating percentage rents included in rental income from operations in 2010 was $398,000, and Management expects the 2011 percentage rents to be slightly higher as compared to 2010, due to higher tenant sales reported through September of 2011 for the aggregate of the Wendy’s properties.

Insurance Expense: Insurance expense for the nine month periods ended September 30, 2011 and 2010 were approximately $5,000 and $25,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership will only purchase property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. If the Partnership is not required to purchase any additional property insurance during 2011, this new insurance approach is expected to reduce insurance expenditures by approximately $23,000, based on the property aggregate insurance premium paid for the 2009/2010 policy year. For 2011, Management expects insurance expense to be approximately $7,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2011/2012 insurance year, which is expected to be paid in the fourth quarter of 2011.

Professional services: Professional services expenses for the nine month periods ended September 30, 2011 and 2010 was approximately $177,000 and $131,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total 2011 professional services expenses may be over twenty-five percent higher than the total 2010 expenses due primarily to the May of 2011 Consent, the second quarter of 2011 Consent tabulation processing, the new SEC mandated XBRL conversion and filing requirements beginning in the third quarter for the Partnership, and the higher actual electronic state tax filing fees for 2010 and higher accruals for 2011.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the nine month periods ended September 30, 2011 and 2010 were each approximately $6,000 and $9,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month periods ended September 30, 2011 and 2010, the Partnership recognized a (loss) income from discontinued operations of approximately $(111,000) and $24,000, respectively. During the nine month periods ended September 30, 2011 and 2010, the Partnership recognized a (loss) income from discontinued operations of approximately $(623,000) and $38,000, respectively. The 2011 and 2010 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreements with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations includes a second quarter property impairment write down of $540,118 related to the vacant Phoenix, AZ property and a $104,705 third quarter property impairment write down related to the Denny’s, Phoenix, AZ property. The 2010 income from discontinued operations was also attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant property to property held for sale and the third quarter of 2010 reclassification of the vacant Park Forest property to property held for sale (the property was sold in December of 2010) upon the execution of an Agency and Marketing Agreement with an unaffiliated party in August of 2010 to sell the Park Forest property.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2011 and 2010 were approximately $795,000 and $856,000, respectively. The variance in cash provided by operating activities from 2011 to 2010 is primarily due to: (i) the timing of the 2010 audit and tax preparation installment billings and payments as compared to the 2009 audit and tax installment billings and payments; (iii) the 2010 percentage rents collected in the First Quarter of 2011 were higher than the 2009 percentage rents collected in the First Quarter of 2010 due to higher tenant sales reported and recorded for 2010 as compared to 2009; (iv) the timing of vendor invoices received and the payments thereof; (v) the 2011 property tax accrual for the vacant China Buffet property in Phoenix, AZ; (vi) higher percentage rent collections from Denny’s in 2011; and (vii) higher professional services expenditures for 2011.

Cash flows provided from (used in) investing activities for the nine month periods ended September 30, 2011 and 2010 were approximately $18,000 and $25,000, respectively. The 2011 and 2010 amounts were comprised of the receipt of note receivable principal payments totaling $17,000 and $16,000, respectively, from the Buyer’s Note and small recoveries from former general partners. In addition, an approximately $6,000 leasing commission was paid in the second quarter of 2011 in relation to Daytona’s amended lease agreement. An additional $6,000 in principal payments under the Buyer’s Note is scheduled to be received during 2011 (see Note 11 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the nine month period ended September 30, 2011, cash flows used in financing activities was $801,777 and consisted of aggregate Limited Partner distributions of $800,000, which included approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property and approximately $17,000 in Buyer’s Note principal payments received, and General Partner distributions of $1,777. For the nine month period ended September 30, 2010, cash used in financing activities was $901,888 and consisted of aggregate Limited Partner distributions of $900,000, which included net sale proceeds of approximately $128,000 from the sale of the Panda Buffet, Grand Forks, ND property in November of 2009, and approximately $13,000 in Buyer’s Note principal payments received, and General Partner distributions of $1,188. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

Our cash balance was approximately $439,000 at September 30, 2011. Cash of $230,000 is anticipated to be used to fund the third quarter of 2011 aggregate distribution to Limited Partners expected to be made in November of 2011, and cash of approximately $39,000 is anticipated to be used for the payment of September 30 quarter-end accrued liabilities, net of property tax and repair fund cash escrows, which are included in the Partnership’s condensed balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally and consistent with past practice.

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

As of September 30, 2011 and December 31, 2010, the twelve operating Properties were leased 100%. In addition, the Partnership collected 100% of its base rent from current operating tenants for the nine month period ended September 30, 2011 and the fiscal year ended December 31, 2010, which we believe is a good indication of overall tenant quality and stability. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) and the Denny’s, Phoenix, AZ property were reclassified to properties held for sale during the third quarter of 2011. A contract to sell the Denny’s property was executed at the October 18, 2011 auction for the high bid price of $475,000. Closing is expected to be in the fourth quarter. Although there is never a guarantee of a sale, the net cash proceeds from the sale after the estimated costs to sell is projected to be $450,000 and would be included with the anticipated fourth quarter of 2011 aggregate distribution to Limited Partners, which is expected to be made in February of 2012. Denny’s month-to-month lease began on May 1, 2011 and is strictly percentage rent at eight percent of reported sales over a defined breakpoint. As of September 30, 2011, the 2011 percentage rents recognized in relation to the Denny’s property totaled approximately $40,000. The 2010 percentage rents recognized totaled $40,000 for the Denny’s property. Although China Buffet is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and therefore monthly base rent charges of $6,000 per month ceased as of June 30, 2011. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the fourteen Properties are leased to two Wendy’s franchisees. Six of the Properties are leased to Wendgusta, LLC and three of the Properties are leased to Wendcharles I, LLC. Operating base rents from these nine leases comprised approximately 75% of the Partnership’s 2011 operating base rents as of September 30, 2011, and approximately 75% of the 2010 operating base rents as of December 31, 2010. As of December 31, 2010, additional 2010 percentage rents totaling approximately $382,000 were accrued in relation to the Wendy’s properties. The percentage rents were both billed and fully collected as of September 30, 2011. Additionally, as of September 30, 2011, the nine Properties approximated 75% of the Partnership’s total operating properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since approximately 75% of the Partnership’s operating properties, both by asset value and number, are leased to two tenants, Wendgusta and Wendcharles, the financial status of the two tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta and Wendcharles each provided it with a copy of their reviewed financial statements for the fiscal years ended December 26, 2010 and December 27, 2009. Those reviewed financial statements prepared by Wendgusta’s and Wendcharles’ accountants were attached as Exhibit 99.0 and 99.1, respectively, to the Partnership’s Annual Report. The Partnership has no right to audit or review Wendgusta’s or Wendcharles’ financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta or Wendcharles.

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

Since the Partnership’s Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessees will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

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

Disposition Policies

Management intends to hold the Partnership Properties until such time as sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell properties, Management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if Limited Partners holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership’s leases have percentage rental clauses, revenues from operating percentage rentals represented only 20% and 18% of operating rental income for the nine month periods ended September 30, 2011 and 2010, respectively. Revenues from operating percentage rents represented only 28% of operating rental income for the fiscal year ended December 31, 2010. If inflation causes operating margins to deteriorate for lessees or if expenses grow faster than revenues, then inflation may negatively impact the portfolio through tenant defaults.

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

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2011, our Management (the General Partner), including our principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Partnership’s Management, does not expect that the disclosure controls and procedures or the internal controls will prevent all error and misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Listing of Exhibits

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed November 15, 2011, regarding the third quarter of 2011 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Income for the three and nine month periods ended September 30, 2011 and 2010, (iii) Condensed Statement of Cash Flows for the nine month periods ended September 30, 2011 and 2010, and (v) Notes to the Condensed Financial Statements.[1]

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

Date: November 14, 2011