Form 10-K
period 2011-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2012-04-16
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Index to Exhibits located on page: 53 - 54

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (the “General Partner”, “TPG”, and “Management”). As of December 31, 2011, the Partnership had 1,757 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). At December 31, 2011, the Partnership owned thirteen properties, located in a total of six states. The Properties, except for the vacant Phoenix, AZ property, which formerly operated as China Super Buffet (“China Buffet”), are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants.

At December 31, 2011 nine of the thirteen Properties were and continue to be leased to three Wendy’s Franchisee’s, with six of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these nine leases comprised approximately 75% of the total 2011 operating base rents. During 2011, additional percentage rents were also generated from these nine Wendy’s properties and totaled approximately $419,000. Additionally, the nine properties exceeded 69% of the Partnership’s total Properties, both by historical asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining Wendy’s lease set to expire in November of 2016. See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments.

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

The Permanent Manager Agreement

The Permanent Manager Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners, Gary J. DiVall and Paul E. Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing TPG to submit the PMA, the issue of electing TPG as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

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

The Partnership owned the following Properties as of December 31, 2011:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
06/15/88	Vacant 8801 N 7th St Phoenix, AZ	NA	$1,087,137	NA	NA	NA

10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None

12/22/88	Wendy’s (6) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2021	(2)

12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)

02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)

02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)

02/21/89	Wendy’s (8) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)

02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	77,280	11-6-2021	(2)

03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)

04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	30,000	05-31-14	None

12/29/89	Wendy’s (7) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)

12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None

05/31/90	Applebee’s (9) 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	113,330	10-31-2012	(4)

			$9,658,865	$969,830

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.
(2)	The tenant has the option to extend the lease two additional periods of five years each.
(3)	The tenant has the option to extend the lease an additional period of five years.
(4)	The tenant has the option to extend the lease five additional periods of two years each.
(5)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

(6)	One of the thirteen Properties owned as of December 31, 2011 was leased to Wendcharles II. Since more than 69% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2.
(7)	Six of the thirteen Properties owned as of December 31, 2011 were leased to Wendgusta. Since more than 69% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.0.
(8)	Two of the thirteen Properties owned by the Partnership as of December 31, 2011 were leased to Wendcharles I. Since more than 69% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1.
(9)	The lease on the property is set to expire on October 31, 2012. Management anticipates that the tenant will exercise its first of five options to renew the lease for an additional two years (base rent is to increase by 2% percent for each year of each option).

The following summarizes significant developments, by property, for properties with such developments.

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management had sent a letter of default to the former tenant in June, due to its delinquent May and June of 2011 lease obligations totaling $12,312. Management regained possession of the property in July, and although the former tenant is responsible for lease obligations through its lease end date of January 20, 2013, Management does not anticipate any further rent collections and, therefore, monthly base rent charges of $6,000 per month ceased as of June 30, 2011. As of June 30, 2011, the former tenant’s $18,000 security deposit was applied to the past due amounts and the remaining balance of approximately $5,700 was held by the Partnership as property tax cash escrow. In addition, as of June 30, 2011, the former tenant’s remaining long-term rent receivable balance of $9,000 was removed from the balance sheet as an additional straight-line rent adjustment and its remaining deferred lease commission balance of approximately $7,000 was fully amortized.

The Partnership had been unsuccessful in finding a new tenant for the vacant Phoenix, AZ property, and during the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The vacant, Phoenix, AZ property did not sell at the October 18, 2011 auction. Per the Agreement, the Agent had the right to continue to market the property to potential buyers until the Agreement was set to terminate upon the later of 30 days after the Live Outcry Auction date, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public. Management continued to market the property to potential buyers.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700 which included $123,369 related to land , $26,631 related to building, net of accumulated depreciation, $700 related rents and other receivables, $9,300 related to utilities security deposit, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The $325,000 sales contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at December 31, 2011, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

At June 30, 2011, the Partnership had accrued six months of 2011 estimated property tax totaling $9,000 based on the 2010 actual property tax bills, approximately $3,300 of which was expensed by the Partnership as property tax. Monthly property tax expense and accruals of $1,500 began in July of 2011 for the vacant property. The first installments of the 2011 property tax bills totaled $7,600 in aggregate and were paid in September of 2011, of which $5,700 was paid from the property tax cash escrow held by the Partnership. The second installments of the 2011 property tax bills total $7,600 in aggregate and are due by March 1, 2012. The monthly property tax accrual for the vacant property was adjusted to approximately $1,300 in September of 2011 due to the receipt of the actual 2011 property tax bills related to the property and therefore the property tax payable balance as of December 31, 2011 approximated $7,600.

Due to the vacancy of the Phoenix, AZ property, the Partnership assumed property insurance and maintenance responsibility beginning in July of 2011. The Partnership purchased property insurance amounting to approximately $3,000 for the 2011/2012 policy year during July of 2011, of which $1,200 was expensed during 2011. Maintenance, security and utility expenditures totaling approximately $10,000 were incurred during the third and fourth quarters of 2011. Management anticipates that the Partnership will continue to incur approximately $1,500 per month in security patrol measures at the vacant property.

Formerly Owned Denny’s Restaurant- Phoenix, AZ Property

The carrying amount of the Denny’s, Phoenix, AZ property was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the fiscal year 2011.

During the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the Denny’s, Phoenix, AZ property and the vacant Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement was set to terminate upon the later of 30 days after the Live Outcry Auction, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party for the high bid price of $475,000. A five percent buyer’s premium totaling $23,750, which was retained by the Agent per the Marketing Agreement at closing, was added to the high bid price for a total sales price of $498,750 to be paid by the buyer. The buyer provided a ten percent earnest money deposit of $49,870 which was held by an independent escrow company. The Purchase Agreement was accepted and executed by Management on October 20, 2011. Closing occurred on November 23, 2011 and resulted in a fourth quarter loss of approximately $1,000. Closing and other sale related costs paid by the Partnership amounted to approximately $26,000 and included a two percent commission ($9,500) of the high bid price paid to the Agent and an advisory fee of three percent ($14,250) of the high bid price paid to an affiliate of the Partnership.

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

The January 1, 2011 third modification to Denny’s lease, allowed for a month-to-month tenant lease as of May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the sale of the property in November of 2011, was strictly percentage rent at eight percent of monthly sales over $37,500. During the fiscal year ended December 31, 2011, percentage rent income totaling approximately $47,000 was recognized in relation to the property. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) were held in a repair fund reserve by the Partnership, from which the tenant could withdraw for necessary property improvements upon proper proof of expenditures to the Partnership. The $8,000 repair fund reserve balance was credited to the buyer upon the sale of the property on November 23, 2011.

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles I. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles I, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021 and provided for two options to renew for additional five (5) year periods. On November 17, 2011, per an Assumption and Assignment of Lease agreement, the lease was assumed and assigned to Wendcharles II.

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

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County of Charleston deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County of Charleston requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Daytona’s All Sports Café- Des Moines, IA Property

The second amendment to the lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA expired on May 31, 2011. In April of 2011, Management and Daytona’s signed a letter of intent (“LOI”) which agreed to a three year lease amendment and extension which was to begin on June 1, 2011 and expire on May 31, 2014. The third amendment to the lease was executed in early May of 2011 and provides for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2010, Daytona’s reported sales to the Partnership of approximately $820,000 (percentage rents were to be charged at six percent over a sales breakpoint of $900,000). A leasing commission of approximately $5,000 was paid in May of 2011 to a General Partner affiliate upon the execution of the third lease amendment and extension.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2011, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $26,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was executed with the Applebee’s restaurant occupying the property located in Columbus, OH on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and is set to expire on October 31, 2012. The Amendment also provides Applebee’s five options to renew the lease for an additional two years (base rent is to increase by 2% percent for each year of each option). The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%.

Formerly Owned and Vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest, IL (“Park Forest”) property and, as of December 31, 2009, the carrying value of this property was written down to $0.

In November of 2010, a Purchase Contract was executed for the sale of the Park Forest property to an unaffiliated party for a selling price of $10,000. The closing date of the sale was December 2, 2010, and a net gain on the sale of approximately $7,000 was recognized in the fourth quarter of 2010. Closing and other sale related costs amounted to approximately $3,000 and included a $1,000 sales commission paid to an unaffiliated Broker Agent. In addition, the Partnership paid approximately $2,000 at the closing for past due water bills related to the former tenant of the Park Forest property. Per the terms of the Purchase Contract, the Partnership was responsible for paying the 2010 property tax for the Park Forest property which will be due in 2011 to the Cook County taxing authority. At the closing, the buyer paid approximately $2,000 to the Partnership for its one month share of the 2010 property tax.

As of December 31, 2010, the Partnership had accrued and expensed eleven months of estimated 2010 property tax totaling approximately $20,000 and held one month property tax cash escrow of approximately $2,000 from the buyer of the property. The first installment of 2010 property tax, totaling approximately $12,000 was paid in February of 2011 and the second installment of 2010 property tax, totaling approximately $10,000 was paid in October of 2011.

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). As of December 31, 2011, the buyer was current on its 2011 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011, $10,800 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $2,000 at December 31, 2011, after the $10,800 payment of the 2011 property tax to the taxing authority by the Partnership in October of 2011, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the year ended December 31, 2011, twelve note payments were received by the Partnership and totaled $22,991 in principal and $19,273 in interest.

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

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2011, there were 1,757 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the Limited Partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2011 and 2010, $1,030,000 and $1,175,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $3,081 and $3,260 in 2011 and 2010, respectively.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 7 of this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Annual Report Form 10-K regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of Management based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect Management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on Management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Revenue recognition- Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease when collectability is assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

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

Investment Properties

As of December 31, 2011, the Partnership owned thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

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

There were no building improvements capitalized during 2011 or 2010.

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

In late September of 2011 Management executed an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement terminated upon the later of 30 days after the Live Outcry Auction date of October 18, 2011, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011. The vacant property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Agreement. The vacant Phoenix, AZ property did not sell at the October 18, 2011 auction; however, Management continued to market the property to potential buyers.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700, which included $123,369 related to land, $26,631 related to building, net of accumulated depreciation, $9,300 related to a utilities security deposit, $700 related to rents and other receivables, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The $325,000 sales contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at December 31, 2011, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

The vacated use (China Buffet) was already deemed the lowest use remaining to occupy the space originally occupied by a national chain. Based on Management’s prior experience incurring significant carrying costs on vacant properties, the current strategy for distressed property is cost containment with an accelerated disposition motivation being the elimination of future carrying costs of uncertain duration and amounts. Management does recognize the exposures of continuing carrying costs of a vacant property to operations. Management does not believe it is in the best interest of the Limited Partners to hold the property and incur carrying costs, such as property tax, utilities, maintenance and repair, security, and other unknown liabilities for an uncertain and prolonged period. Management believes the greatest benefit to the overall value of the remaining portfolio would be the elimination of uncertainties surrounding a troubled asset by aggressive disposition. Management’s primary objective is to limit the earnings impairment from continued carrying costs related to the vacant property.

Formerly Owned Denny’s, Phoenix, AZ Property

The Denny’s, Phoenix, AZ property was reclassified to properties held for sale during September of 2011 due to the execution of the Marketing Agreement. The carrying amount of the property was reduced by $104,705, to its estimated fair value less estimated costs to sell of $445,000, during the fiscal year 2011. A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party and the property was then sold in November of 2011 for the high bid price of $475,000.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Formerly Owned Park Forest, IL property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

Further Information

A summary of significant developments as of December 31, 2011, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $276,000, $815,000, and $772,000, respectively. Net income per Limited Partnership Interest for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $5.90, $17.43 and $16.52, respectively.

The variance is primarily due to the reclassification of the Panda Buffet, Grand Forks, ND property to properties held for sale in the third quarter of 2009 and its sale in the fourth quarter of 2009, the second quarter of 2011 vacancy of the former China Super Buffet, Phoenix, AZ property and its reclassification to properties held for sale during the third quarter of 2011, the 2010 and 2011 lease modifications related to the Denny’s, Phoenix, AZ property , the third quarter of 2011 reclassification of the Denny’s, Phoenix, AZ property to properties held for sale and the fourth quarter of 2011 sale of the property. The 2011 net income also includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property.

Net income for the fiscal years ended December 31, 2011, 2010 and 2009 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $754,000, $761,000, and $691,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2011, 2010 and 2009 variances.

Fiscal year ended December 31, 2011 as compared to fiscal years ended December 31, 2010 and 2009:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $1.46 million, $1.43 million, and $1.43 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to operating tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The 2011 to 2010 and 2009 variance is due to an overall increase in reported 2011 sales for tenants who had reached their sales breakpoint.

Management expects total base operating rent revenues to be approximately $1 million for the year 2012 based on operating leases currently in place. Total base operating revenue for 2012 may increase by approximately $23,000 if Applebee’s exercises its first of five options to renew its lease for an additional two years (base rent will increase by 2% percent for each year of each option). The fixed rent increases associated with Applebee’s offsets some of the loss of potential percentage rents from the tenant due to an increase in its sales breakpoint. In addition, future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in 2011, 2010, and 2009 were approximately $431,000, $398,000, and $399,000, respectively. Management expects the 2012 percentage rents to be comparable to 2011.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $6,000, $29,000 and $35,000, respectively. The 2011 insurance expense was comprised of general liability insurance and the 2010 and 2009 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For 2012, Management expects operating insurance expense to be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2012/2013 insurance year, which is expected to be paid in the fourth quarter of 2012.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $63,000, $66,000 and $103,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance in general and administrative expenses is primarily due to the overpayment of 2009 and 2010 estimated state tax expenditures and the printing and mailing of the 2008 Annual Report on Form 10-K to investors in the second quarter of 2009 and the printing and mailing of the 2009 Consent Statement materials to investors in the third quarter of 2009. Lower printing and mailing expenditures were incurred in 2010 and 2011 as the 2009 and 2010 Annual Reports on Form 10-K were posted to the Partnership website for viewing and printing and hard copies were only mailed to an investor upon request. Also, the 2011 Consent Statement materials were posted to the Partnership website in the second quarter of 2011 and hard copies were only mailed upon request. Management expects the total 2012 operating general and administrative expenses to potentially be eight percent higher than the 2011 expenses, primarily due to increased postage rates, higher management and outsourced service fees and higher state and local income tax expenditures.

Professional services: Professional services expenses for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $226,000, $178,000, and $198,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the SEC mandated XBRL financial statement conversion and filing requirements for the Partnership beginning in the second quarter of 2011, the 2011 and 2009 Consents and related SEC filings, the design and implementation of the Partnership website in 2009, additional electronic state income tax filings in 2011, and the timing of annual audit installment billings. Management anticipates that the total 2012 operating professional services expenses will be approximately seven percent higher than 2011 due primarily to the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership beginning in the second quarter of 2012.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $19,000, $21,000 and $1,000, respectively. The interest income was comprised of interest income associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. Management expects 2012 note receivable interest income to approximate $16,000 in 2012. See Item 2, Properties for further information.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $7,000, $12,000, and $11,000, respectively, and were comprised of unexpected small recoveries from former general partners in connection with the misappropriation of assets by the former general partners and their affiliates. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2011, 2010 and 2009, the Partnership recognized (loss) income from discontinued operations of approximately $(478,000), $54,000 and $81,000, respectively. The 2011, 2010 and 2009 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreements with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations also includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and

$104,705 related to the Denny’s, Phoenix, AZ property, and the fourth quarter of 2011 loss of approximately $1,000 in relation to the sale of the Denny’s, Phoenix, AZ property. The 2010 and 2009 income from discontinued operations was attributable to the fourth Quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant land to a property held for sale due to the pending eminent domain acquisition of the land by the County of Charleston for Right of Way for planned road improvements and the third quarter of 2010 reclassification of the vacant Park Forest property to a property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property. The 2009 income from discontinued operations was also attributable to the third quarter of 2009 reclassification of the Panda Buffet property to a property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the $50,000 fourth quarter property impairment write down of the vacant Park Forest, IL property, the fourth quarter net gain of approximately $29,000 on the sale of the Panda Buffet property, and the second quarter revenue collection of a $12,500 sales escrow deposit in relation to the termination of the Denny’s property sales contract dated February 22, 2008. See the components of discontinued operations included in the statements of income for the years ended December 31, 2011, 2010 and 2009 in Note 3 Investment Properties and Properties Held for Sale.

Management anticipates that discontinued operating expenditures in 2012 may approximate at least $3,000 per month in relation to security and patrol, property tax and insurance, maintenance, and utilities in relation to the vacant Phoenix, AZ property which is classified as property held for the sale in the balance sheets as of December 31, 2011 A summary of significant developments as of December 31, 2011, for the vacant Phoenix, AZ property can be found in Item 2, Properties.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $907,000, $1.01 million and $964,000, respectively. The variance in cash provided by operating activities from 2011 to 2010 and 2009 is primarily due to: (i) lower monthly operating base rental collections beginning July of 2011 due to the China Buffet vacancy beginning July 1, 2011; (ii) Denny’s 2010 lease modifications resulting in lower operating base rental collections in 2010 and 2011, but higher percentage rent collections in 2010 and 2011; (iii) lower monthly rent collections in 2011 and 2010 due to the sale of the Panda Buffet property in November of 2009; (iv) percentage rent collections higher in 2011 and 2010 than in 2009 due to variances in annual tenant sales reported; (v) the timing and the amount of annual audit fee installment billings and the timing of the payments thereof; (vi) the timing of property tax payments from property tax cash escrow related to the former Panda Buffet property; (vii) formerly owned Park Forest property tax payments; (viii) the Partnership not purchasing property insurance in 2010 or 2011 for the aggregate of the Properties; (ix) the 2009 Consent resulting in higher investor communication and professional service expenditures in 2009; (x) the 2010 and 2009 Annual Report and the 2011 Consent Statement materials being posted to the Partnership website and printed and mailed to investors in May of 2011 and 2010 only upon request, respectively; (xii) lower 2011 and 2010 estimated state and local income taxes being paid due to the overpayment of 2010 and 2009 tax liabilities, respectively.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the Limited Partners.

Cash flows from investing activities for the fiscal years ended December 31, 2011, 2010 and 2009 were approximately $469,000, $40,000, and $112,000, respectively. The 2011 amount was comprised of $444,000 in net proceeds from the sale of the Denny’s, Phoenix, AZ property, small recoveries from former general partners, the receipt of approximately $23,000 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment in relation to the Daytona’s, Des Moines, IA property. The 2010 amount was comprised of small recoveries from former general partners, the receipt of approximately $21,000 in note receivable principal payments from the Buyer’s Note, and approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property. The 2009 amount was primarily comprised of small recoveries from former general partners, the receipt of approximately $2,000 in note receivable principal payments from the Buyer’s Note, and approximately $128,000 in net sale proceeds from the November of 2009 installment sale of the Panda Buffet property. In addition, leasing commissions paid totaled approximately $21,000 and building improvement expenditures totaled $9,000 during 2009.

During 2012, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total approximately $253,000 and include a balloon payment due on November 1, 2012 of approximately $233,000 (see Note 11 to financial statements.) In addition, it is anticipated that small recoveries from former general partners may continue in the future. A leasing commission of approximately $8,000 is anticipated to be paid during 2012 in relation to the Applebee’s anticipated 2012 exercise of its first of five two year lease options.

For the fiscal year ended December 31, 2011, cash flows used in financing activities were approximately $1.033 million and consisted of aggregate Limited Partner distributions of $1.03 million (included $23,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,081. For the fiscal year ended December 31, 2010, cash flows used in financing activities were approximately $1.18 million and consisted of aggregate Limited Partner distributions of $1.18 million (included net sale cash proceeds of approximately $128,000 from the installment sale of the Panda Buffet property in November of 2009 and $19,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,260. For the fiscal year ended December 31, 2009, cash flows used in financing activities was approximately $2.05 million and consisted of aggregate Limited Partner distributions of $2.05 million (included net sale cash proceeds of approximately $1 million from the sale of the Blockbuster property in December of 2008), and General Partner distributions of $3,290. Both Limited Partner and General Partner distributions have been and will continue to be made in accordance with the Partnership Agreement. Management anticipates that aggregate Limited Partner distributions could be approximately $1.27 million during 2012, which includes the $444,000 in net sale proceeds from the sale of the Denny’s, Phoenix, AZ property during the fourth quarter of 2011.

Liquidity and Capital Resources

The Partnership’s cash balance was approximately $771,000 at December 31, 2011. Cash of $640,000, which includes the approximately $444,000 in net sale proceeds from the November of 2011 sale of the Denny’s, Phoenix, AZ property and approximately $11,000 in Buyer’s Note principal and interest payments received, will be used to fund the fourth quarter of 2011 aggregate distribution to Limited Partners in February of 2012, and cash of approximately $31,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of December 31, 2011 and 2010, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2011 and 2010, which we believe is a good indication of overall tenant quality and stability. Twelve of the Partnership’s thirteen Properties are currently leased and only the Applebee’s lease is due to expire within 2012. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) and rent charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s thirteen properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2011 operating base rents included in operating rental income. As of December 31, 2011, additional 2011 percentage rents totaled approximately $419,000, of which $417,000 were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2011, the Partnership generated approximately 81% of its total operating revenues from the nine properties. During 2010, additional percentage rents were generated from these Wendy’s properties and approximately $382,000 was accrued as of December 31, 2010. The 2010 percentage rents were both billed and fully collected as of December 31, 2011. Additionally, as of December 31, 2011, the nine Properties exceeded 69% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining one lease set to expire in November of 2016.

Since more than 69% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided it with a copy of their reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibit 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2011 Annual Report on Form 10-K. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 30% of operating rental income for the fiscal year ended December 31, 2011, 29% of operating rental income for the fiscal year ended December 31, 2010, and 26% for the fiscal year ended December 31, 2009. If, however, inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To the Partners

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2011 and 2010 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the 2011 financial statement schedules listed in the Index at Item 15(a) (2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ McGladrey & Pullen, LLP

Chicago, Illinois

April 16, 2012

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2011 and 2010

ASSETS

	December 31, 2011	December 31, 2010
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$3,853,775
Buildings	5,028,699	5,879,051
Accumulated depreciation	(3,684,775)	(4,178,495)

Net investment properties	$4,300,042	$5,554,331

OTHER ASSETS:
Cash	$771,250	$427,973
Cash held in Indemnification Trust (Note 9)	451,961	451,387
Property tax cash escrow	28,130	40,417
Rents and other receivables	430,048	403,913
Property held for sale (Note 3)	185,664	33,991
Deferred rent receivable	1,767	12,217
Prepaid insurance	4,910	5,469
Deferred charges, net	221,789	255,844
Note receivable (Note 11)	253,247	276,238

Total other assets	$2,348,766	$1,907,449

Total assets	$6,648,808	$7,461,780

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2011 and 2010

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2011	December 31, 2010
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,586	$20,098
Property tax payable	28,134	60,088
Due to General Partner (Note 6)	1,757	1,825
Security deposits	70,440	88,440
Unearned rental income	5,000	5,000

Total current liabilities	$119,917	$175,451

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income	$315,120	$312,364
Cumulative cash distributions	(131,952)	(128,871)

	$183,168	$183,493

Limited Partners (46,280.3 interests outstanding at December 31, 2011 and 2010)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	37,562,752	37,289,865
Cumulative cash distributions	(69,735,268)	(68,705,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$6,345,723	$7,102,836

Total partners’ capital	$6,528,891	$7,286,329

Total liabilities and partners’ capital	$6,648,808	$7,461,780

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
OPERATING REVENUES:
Rental income (Note 5)	$1,456,112	$1,425,617	$1,427,925

TOTAL OPERATING REVENUES	$1,456,112	1,425,617	1,427,925

EXPENSES:
Partnership management fees (Note 6)	244,943	241,579	240,841
Restoration fees (Note 6)	299	497	459
Insurance	5,892	29,105	34,541
General and administrative	63,355	65,594	102,635
Advisory Board fees and expenses	10,500	10,500	10,000
Professional services	226,482	177,514	197,732
Personal property taxes	820	820	820
Depreciation	150,106	150,106	149,894
Amortization	29,021	29,242	19,385

TOTAL OPERATING EXPENSES	731,418	704,957	756,307

OTHER INCOME
Other interest income	2,462	2,638	3,498
Note receivable interest income (Note 11)	19,273	20,876	1,148
Other income	240	3,904	3,408
Recovery of amounts previously written off (Note 2)	7,464	12,429	11,476

TOTAL OTHER INCOME	29,439	39,847	19,530

INCOME FROM CONTINUING OPERATIONS	754,133	760,507	691,148
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 3)	(478,490)	54,496	80,926

NET INCOME	$275,643	$815,003	$772,074

NET INCOME- GENERAL PARTNER	$2,756	$8,150	$7,721
NET INCOME- LIMITED PARTNERS	272,887	806,853	764,353

	$275,643	$815,003	$772,074

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$16.13	$16.27	$14.79
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(10.23)	1.16	1.73

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.90	$17.43	$16.52

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2011, 2010 and 2009

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2008	$296,493	$(122,321)	$174,172	$39,358,468	$35,718,659	$(65,480,268)	$(840,229)	$8,756,630		$8,930,802
Cash Distributions ($44.30 per limited partnership interest)		(3,290)	(3,290)			(2,050,000)		(2,050,000)		(2,053,290)
Net Income	7,721		7,721		764,353			764,353		772,074

BALANCE AT DECEMBER 31, 2009	304,214	(125,611)	178,603	39,358,468	36,483,012	(67,530,268)	(840,229)	7,470,983		7,649,586
Cash Distributions ($25.39 per limited partnership interest)		(3,260)	(3,260)			(1,175,000)		(1,175,000)		(1,178,260)
Net Income	8,150		8,150		806,853			806,853		815,003

BALANCE AT DECEMBER 31, 2010	312,364	(128,871)	183,493	39,358,468	37,289,865	(68,705,268)	(840,229)	7,102,836		7,286,329
Cash Distributions ($22.26 per limited partnership interest)		(3,081)	(3,081)			(1,030,000)		(1,030,000)		(1,033,081)
Net Income	2,756		2,756		272,887			272,887		275,643

BALANCE AT DECEMBER 31, 2011	$315,120	$(131,952)	$183,168	$39,358,468	$37,562,752	$69,735,268	$(840,229)	$6,345,723	$	,6,528,891

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$275,643	$815,003	$772,074
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	203,868	209,284	213,851
Recovery of amounts previously written off	(7,464)	(12,429)	(11,476)
Provision for non-collectible rents and other receivables	0	0	2,013
Property impairment write-downs	494,822	0	50,000
Net loss (gain) on disposal of assets	1,227	(6,562)	(28,604)
Interest applied to Indemnification Trust account	(574)	(740)	(1,023)
(Increase) Decrease in rents and other receivables	(36,081)	(9,003)	27,100
Decrease (Increase) in property tax cash escrow	12,287	(14,888)	(6,509)
(Increase) Decrease in prepaid insurance	(1,034)	22,543	927
Decrease in deferred rent receivable	10,450	5,760	10,162
Decrease in property tax receivable	0	0	2,422
(Decrease) Increase in accounts payable and accrued expenses	(3,217)	6,952	(48,415)
Decrease in property tax payable	(24,383)	(1,445)	(15,658)
(Decrease) Increase in due to General Partner	(68)	6	(2,646)
Decrease in security deposits	(18,000)	0	(5,000)
Increase in unearned rental income	0	0	5,000

Net cash from operating activities	907,476	1,014,481	964,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	443,773	6,562	127,720
Note receivable, principal payment received	22,991	21,388	2,374
Investment in building improvements	0	0	(9,000)
Payment of leasing commissions	(5,346)	0	(21,060)
Recoveries from former General Partner affiliates	7,464	12,429	11,476

Net cash from investing activities	468,882	40,379	111,510

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,030,000)	(1,175,000)	(2,050,000)
Cash distributions to General Partner	(3,081)	(3,260)	(3,290)

Net cash used in financing activities	(1,033,081)	(1,178,260)	(2,053,290)

NET INCREASE (DECREASE) IN CASH	343,277	(123,400)	(977,562)
CASH AT BEGINNING OF YEAR	427,973	551,373	1,528,935

CASH AT END OF YEAR	$771,250	$427,973	$551,373

Supplemental Schedule of Noncash Investing Activity
Sale of investment property for note receivable	$0	$0	$300,000

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased (with the exception of the vacant Phoenix, AZ property- See Note 3 to the financial statements) on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2011, the Partnership owned thirteen Properties, which are located in a total of six states.

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

As of December 31, 2011 and 2010 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2011 and 2010, accumulated amortization amounted to $72,428 and $90,327, respectively. Fully amortized deferred charges of $57,300, including related accumulated amortization, were removed from the condensed balance sheets as of September 30, 2011.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Phoenix, AZ property which formerly operated as China Super Buffet restaurant (“China Buffet”) or the formerly owned vacant Park Forest, IL (“Park Forest”) property) the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for the insurance, maintenance and any utilities related to the vacant property.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of December 31, 2011, nine of the Partnership’s thirteen Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 21% and 1%, respectively, of the total 2011 operating base rents reflected for the fiscal year ended December 31, 2011.

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

Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the formerly owned Denny’s Phoenix, AZ property (property was sold on November 23, 2011) was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the third quarter of 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. There were no adjustments to carrying values for the fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2009, a $50,000 adjustment to the land carrying value related to the Park Forest property was recorded.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2011 and 2010. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2011 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2011 financial statements by approximately $7,184,618.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2011 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net income, per statements of income	275,643	$815,003	$772,074
Book to tax depreciation difference	(26,249)	(31,622)	(34,855)
Tax over (under) Book gain from asset disposition	(120,194)	(293,243)	(2,840)
Straight line rent adjustment Penalties	10,450 9	5,760 0	26,038 0
Prepaid rent	0	0	5,000
Impairment write-down of assets held	494,822	0	50,000

Net income for tax reporting purposes	$634,481	$495,898	$815,417

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (:ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Partnership does not expect that the adoption of ASU No. 2011-04 will have a material impact to its financial statements.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2011, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2011, the Partnership has recognized a total of approximately $1,228,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2011, the Partnership owned thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as China Buffet). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

In late September of 2011 Management executed an Agency and Marketing Agreement (“Marketing Agreement”) with an unaffiliated Agent. The Marketing Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Marketing Agreement terminated upon the later of 30 days after the Live Outcry Auction date of October 18, 2011, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

Formerly Owned Denny’s, Phoenix, AZ Property

The Denny’s, Phoenix, AZ property was reclassified to properties held for sale during September of 2011 due to the execution of the Marketing Agreement. The carrying amount of the property was reduced by $104,705, to its estimated fair value less estimated costs to sell of $445,000, during the third quarter of 2011. A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party and the property was then sold in November of 2011 for the high bid price of $475,000.

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Marketing Agreement. The vacant, Phoenix, AZ property did not sell at the October 18, 2011 auction; however, Management continued to market the property to potential buyers.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700, which included $123,369 related to land, $26,631 related to building, net of accumulated depreciation, $9,300 related to a security deposit, $700 related to rents and other receivables, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The $325,000 sales contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at December 31, 2011, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use. See Note 13 Subsequent Events for further information. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Formerly Owned and Vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

Discontinued Operations

During the fiscal years ended December 31, 2011, 2010 and 2009, the Partnership recognized (loss) income from discontinued operations of approximately $(478,000), $55,000 and $81,000, respectively. The 2011, 2010 and 2009 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property, and the 2011 loss of approximately $1,000 on the fourth quarter of 2011 sale of the Denny’s, Phoenix, AZ property. The 2010 and 2009 income from discontinued operations was attributable to the fourth Quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant land to a property held for sale due to the pending eminent domain acquisition of the land by the County of Charleston for Right of Way for planned road improvements and the third quarter of 2010 reclassification of the vacant Park Forest property to a property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property. The 2009 income from discontinued operations was also attributable to the third quarter of 2009 reclassification of the Panda Buffet property to a property held for sale (executed sales contract dated September 30, 2009). The 2009 income from discontinued operations includes the $50,000 fourth quarter property impairment write down of the vacant Park Forest, IL property, the fourth quarter net gain of approximately $29,000 on the sale of the Panda Buffet property, and the second quarter revenue collection of a $12,500 sales escrow deposit in relation to the termination of the Denny’s property sales contract dated February 22, 2008.

The components of property held for sale in the balance sheets as of December 31, 2011 and 2010 are outlined below:

	December 31, 2011	December 31, 2010
Balance Sheet:
Land	$157,360	$33,991
Buildings, net	26,631	0
Rents and other receivables	686	0
Utilities security deposit	9,260
Prepaid insurance	1,593	0
Accounts payable and accrued expenses	(2,295)	0
Property tax payable	(7,571)	0

Properties held for sale	$185,664	$33,991

The components of discontinued operations included in the statements of income for the years ended December 31, 2011, 2010 and 2009 are outlined below:

	December 31, 2011	December 31, 2010	December 31, 2009
Revenues
Rental Income	$70,417	$106,510	$166,255
Other Income	1,204	0	12,500

Total Revenues	71,621	106,510	178,755

Expenses
Insurance	1,183	505	0
General and Administrative	659	946	919
Professional services	3,632	14,486	11,230
Write-off of uncollectible Receivables	0	0	2,013
Property tax expense	9,985	5,035	13,056
Maintenance expense	10,012	4,162	1,376
Property impairment write-downs	494,822	0	50,000
Depreciation	14,361	22,946	35,912
Amortization	10,380	6,990	8,660
Other expenses	3,850	3,506	3,267

Total Expenses	548,884	58,576	126,433

Net Loss (Income) from Rental Operations	$(477,263)	$47,934	$52,322

Net (Loss) Gain on Sale of Properties	(1,227)	6,562	28,604

Net (Loss) Income from Discontinued Operations	$(478,490)	$54,496	$80,926

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

As of December 31, 2011, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2012	$1,005,830
2013	892,500
2014	856,500
2015	826,500
2016	813,882
Thereafter	3.399.543

7,794,755

Operating percentage rents included in operating rental income in 2011, 2010, and 2009 were approximately $431,000, $398,000, and $399,000, respectively. At December 31, 2011, rents and other receivables included $429,000 of unbilled operating percentage rents. As of December 31, 2011, the $47,000 in 2011 percentage rents included in discontinued operating rental income had been billed and collected from the Denny’s, Phoenix, AZ “(Denny’s) property. At December 31, 2010, rents and other receivables included $35,000 of billed (included in 2010 discontinued operating rental income) and $404,000 of unbilled operating percentage rents. As of December 31, 2011, all of the 2010 percentage rents had been billed and collected.

At December 31, 2011, six of the Properties are leased to Wendgusta, two of the Properties are leased to Wendcharles I, and one of the properties is leased to Wendcharles II. The three tenants operating base rents have accounted for approximately 53%, 21% and 1%, respectively, of the total 2011 operating base rents.

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

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,689 on the amounts recovered, which includes restoration fees received for 2011, 2010 and 2009 of $299, $497 and $459, respectively. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2011, 2010, and 2009, are as follows:

General Partner	Incurred for the Year ended December 31, 2011	Incurred for the Year ended December 31, 2010	Incurred for the Year ended December 31, 2009
Management fees	$244,943	$241,579	$240,841
Restoration fees	299	497	459
Overhead allowance	19,782	19,524	19,464
Advisory fee on sale	14,250	0	13,500
Leasing commissions	5,346	0	21,060
Reimbursement for out-of-pocket expenses	5,822	5,273	5,210
Cash distribution	3,081	3,260	3,290

	$293,523	$270,133	$303,824

At December 31, 2011 and 2010, $1,757 and $1,825, respectively, was payable to the General Partner, which primarily represented the applicable year’s fourth quarter distribution.

Due to the Denny’s lease modifications, approximately $1,200 of the $4,000 lease commission paid in 2009 to the General Partner was reimbursed to the Partnership in May of 2011 and is included in other income from discontinued operations in the condensed statements of income.

As of December 31, 2011, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2011, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. As of December 31, 2011, Advisory Board Member, Jesse Small, is a greater than ten percent beneficial unit holder. Amounts paid to Mr. Small for the fiscal years ended December 31, 2011, 2010, and 2009 are as follows:

	Incurred for the Year ended December 31, 2011	Incurred for the Year ended December 31, 2010	Incurred for the Year ended December 31, 2009
Advisory Board Fees paid	$3,500	$3,500	$3,000

	$3,500	$3,500	$3,000

At December 31, 2011 and 2010, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnership’s were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2011, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,961 of earnings has been credited to the Trust as of December 31, 2011. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the Property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and then $700 per month beginning January 1, 2012). The property tax escrow cash balance held by the Partnership amounted to $2,000 at December 31, 2011, and is included in the property tax payable in the condensed balance sheets

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The first payment was received by the Partnership on November 30, 2009 and included $2,374 in principal and $1,148 in interest. During the fiscal year ended December 31, 2011, twelve note payments were received by the Partnership and totaled $22,991 in principal and $19,273 in interest.

The eleven aggregate amortized principal payments yet to be received under the Buyers Note for the next year are as follows:

Year ending December 31,	$253,247

2012 (eleven months of payments)	$253,247

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2011 and 2010, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant and formerly owned Denny’s, Phoenix, AZ Properties

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of December 31, 2011, for which a nonrecurring change in fair values were recorded during the fiscal year 2011 for the formerly owned Denny’s, Phoenix, AZ property (sold on November 23, 2011) and the vacant Phoenix, AZ property.

					Incurred for the Year Ended	Incurred for the Year Ended
	Carrying Value at December 31, 2011				December 31, 2011	December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses	Total Losses
Formerly owned Denny’s, Phoenix, AZ property	$—	$—	$—	$—	$(104,705)	$—
Vacant Phoenix, AZ Property	150,000	—	—	150,000	(390,117)	—

Total properties	$150,000	$—	$—	$150,000	$(494,822)	$0

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment or held for sale. Losses of $494,822 represent property impairment charges related to the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property recorded during the fiscal year 2011. The fair value of these assets was determined by Management and incorporates Management’s knowledge of comparable properties, past experience and future expectations.

There was no fair value adjustment in the fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2009, total losses of $50,000 represent an impairment charge related to the Park Forest property recorded in 2009.

13. SUBSEQUENT EVENTS

Vacant Phoenix, AZ Property

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers. The net book value of the vacant, Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700, which included $123,369 related to land, $26,631 related to building, net of accumulated depreciation, $9,300 related to a utilities security deposit, $700 related to rents and other receivables, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

The $325,000 sales contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at December 31, 2011, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

Limited Partner Distributions

On February 15, 2012, the Partnership made distributions to the Limited Partners of $640,000, which amounted to $13.83 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Controls and Procedures

As of December 31, 2011, the Partnership’s Management , and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership’s management used the criteria set forth by the Securities and Exchange Commission in Release No. 34-47986 and the interpretive guidance issued thereunder (as permitted in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended). The Partnership’s management has concluded that, as of December 31, 2011, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

This Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to in the Dodd Frank Act that permit the Partnership to provide only management’s report in this Annual Report.

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

The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

Bruce A. Provo, Age 61—President, Founder and Director, TPG.

Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. TPG was founded by Mr. Provo in 1985 and he has served as its President since its formation. TPG’s focus has been to provide professional real estate services to outside clients. Since the founding of TPG in 1985, Mr. Provo has also founded various entities engaged in unique businesses such as Rescue Services, Owner Representation, Asset Management, Managed Financial and Accounting Systems, Investments, and Virtual Resort Services. The entities are generally grouped under an informal umbrella known as The Provo Group of Companies. Since TPG was appointed General Partner to the Partnership in 1993, Mr. Provo has been primarily responsible for making management, leasing and disposition decisions on behalf of the Partnership.

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

The Advisory Board, although its members are not “Directors” or “Executive Officers” of the Partnership, provides advisory guidance to Management of the Partnership and consists of:

William Arnold—Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner. He serves as a board representative for the brokerage community.

Jesse Small – CPA. Mr. Small has been a tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing the Partnership’s Partners. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

Albert Kramer—Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company, now known as ConocoPhillips. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing the Partnership’s Partners.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

As of December 31, 2011, Jesse Small was a beneficial owner of more than 10% of the Partnership Interests. Six outsider Form 4’s, which included 16 transactions with respect to 2011, were filed late by Jesse Small in 2011 and 2012, An outsider Form 3, due in April 2010, was filed late in June 2010 by Jesse Small.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership as of December 31, 2011. Based on information known to the Partnership and filed with the SEC, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned(2)	Percentage of Interests Outstanding(1)
Limited Partnership Interests	Jesse Small (3) 401 NW 10th Terrace Hallandale, FL 33009	5,780.59	12.49%

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2011.
(2)	Based on Form 4’s filed with the SEC in March of 2012.
(3)	Jesse Small may be deemed to beneficially own with such voting and investment power the Interests listed in the table above.

(b) As of December 31, 2011, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2011.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Permanent Manager Agreement (“PMA”). See Item 13 below for further information.

Item 13. Certain Relationships and Related Transactions

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2011, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.64% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2011, the minimum monthly Base Fee paid by the Partnership was raised to $20,492 and the maximum monthly Expense reimbursement was raised to $1,653.

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

The Partnership paid and/or accrued the following to Management and its affiliates in 2011 and 2010:

The Provo Group, Inc.:

	Incurred for the Year ended December 31, 2011	Incurred for the Year ended December 31, 2010
Management fees	$244,943	$241,579
Restoration fees	299	497
Overhead allowance	19,782	19,524
Advisory Fee on Sale	14,250	0
Leasing commissions	5,346	0
Direct Cost Reimbursement	5,822	5,273
Cash Distributions	3,081	3,290

	$293,523	$270,133

Item 14. Principal Accounting Firm Fees and Services

Audit Fees

Aggregate billings during the years 2011 and 2010 for audit and interim review services provided by the Partnership’s principal accounting firm, McGladrey & Pullen, LLP (“M&P”), to the Partnership, amounted to $68,772 and $62,103, respectively.

Audit-Related Fees

For the years ended December 31, 2011 and 2010, M&P did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during 2011 and 2010 were $26,000 and $25,100, respectively. Through November of 2011, tax services were provided by RSM McGladrey, Inc., which operated under an alternative practice structure with M&P. Subsequent to November of 2011, tax compliance services are provided by M&P.

All Other Fees

For the years ended December 31, 2011 and 2010, M&P did not perform any management consulting or other services for the Partnership.

For the years December 31, 2011 and 2010, RSM, did not perform any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2011 and 2010

Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

Statements of Partners’ Capital for the Years Ended December 31, 2011, 2010, and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2011

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3	. Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 25, 2011 and December 26, 2010 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 25, 2011 and December 26, 2010 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 25, 2011 and December 26, 2010 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Income for the three years ended December 31, 2011, 2010 and 2009, (iii) Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to the Condensed Financial Statements.[1]

[1]

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) , or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Life on which Depreciation in
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	latest statement of operations is computed (years)
Santa Fe, NM	—	—	451,230	—	—	451,230	451,230	332,682	—	10/10/88	31.5
Augusta, GA (2)	—	215,416	434,178	—	213,226	434,177	647,403	324,110	—	12/22/88	31.5
Charleston, SC	—	273,619	323,162	—	273,619	323,162	596,781	241,238	—	12/22/88	31.5
Aiken, SC	—	402,549	373,795	—	402,549	373,795	776,344	277,917	—	2/21/89	31.5
Augusta, GA	—	332,154	396,659	—	332,154	396,659	728,813	294,916	—	2/21/89	31.5
Mt. Pleasant, SC (3)	—	286,060	294,878	—	252,069	294,878	546,947	219,242	—	2/21/89	31.5
Charleston, SC	—	273,625	254,500	—	273,625	254,500	528,125	189,221	—	2/21/89	31.5
Aiken, SC	—	178,521	455,229	—	178,521	455,229	633,750	338,463	—	3/14/89	31.5
Des Moines, IA (1) (4)	—	164,096	448,529	$296,991	161,996	560,057	722,053	423,284	1989	8/1/89	31.5
North Augusta, SC	—	250,859	409,297	—	250,859	409,297	660,156	290,670	—	12/29/89	31.5
Martinez, GA	—	266,175	367,575	—	266,175	367,575	633,750	261,041	—	12/29/89	31.5
Columbus, OH	—	351,325	708,141	—	351,325	708,140	1,059,465	491,991	—	6/1/90	31.5

	$0	$2,994,399	$4,917,173	$296,991	$2,956,118	$5,028,699	$7,984,817	$3,684,775

(1)	This property was written down to its estimated net realizable value at December 31, 1998.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In the Fourth Quarter of 2010, a portion of the land was reclassified to property held for as the City of Charleston is to purchase the land for right of way purposes.
(4)	Building improvements were incurred at the property during the fourth quarter of 2009.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2011	Year Ended December 31, 2010	Accumulated Depreciation	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$9,732,826	$10,022,119	Balance at beginning of year	$4,178,495	$4,260,745
Additions:			Additions charged to costs and expenses	164,467	173,052
Deletions:
Vacant- Park Forest, IL reclassified and sold (1)		(255,302)	Vacant- Park Forest, IL reclassified and sold (1)		(255,302)
Wendy’s- North Augusta, SC reclassified (2)		(33,991)
Vacant- Phoenix, AZ property impairment write-down (3)	(390,117)
Vacant- Phoenix, AZ property reclassified (4)	(475,782)
Denny’s- Phoenix, AZ property impairment write-down (5)	(104,705)			(325,782)
Denny’s- Phoenix, AZ reclassified and sold (6)	(777,405)			(332,405)

Balance at end of year	$7,984,817	$9,732,826	Balance at end of year	$3,684,775	$4,178,495

(1)	The property was reclassified to property held for sale in the third quarter of 2010 and sold in the fourth quarter of 2010.
(2)	A portion of the land was reclassified to property held for sale in the fourth quarter of 2010 as the City of Charleston is to purchase the land for right of way purposes.
(3)	The property was written-down to its estimated fair value of $150,000 during the fiscal year 2011.
(4)	The property was reclassified to property held for sale in the third quarter of 2011.
(5)	The property was written-down to its estimated fair value, less costs to sale, of $475,000 during the third quarter of 2011.
(6)	The property was reclassified to property held for sale in the third quarter of 2011 and sold in the fourth quarter of 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/Bruce A. Provo

Bruce A. Provo

President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and

Chairman of the Board of Directors of The Provo Group, Inc.

(principal executive officer, principal financial officer and principal accounting officer)

By:	/s/Caroline E. Provo

Caroline E. Provo

Director of The Provo Group, Inc.

Date: April 16, 2012