Form 10-Q
period 2012-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2012-05-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

FOR THE PERIOD ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2012 and December 31, 2011

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,722,301)	(3,684,775)

Net investment properties	$4,262,516	$4,300,042

OTHER ASSETS:
Cash	$700,650	$771,250
Cash held in Indemnification Trust (Note 9)	451,784	451,961
Property tax cash escrow	25,321	28,130
Rents and other receivables	300	430,048
Property held for sale (Note 3)	190,091	185,664
Deferred rent receivable	468	1,767
Prepaid insurance	3,437	4,910
Deferred charges, net	214,589	221,789
Note Receivable (Note 11)	247,235	253,247

Total other assets	$1,833,875	$2,348,766

Total assets	$6,096,391	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2012 and December 31, 2011

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$56,963	$14,586
Property tax payable	25,325	28,134
Due to General Partner (Note 6)	670	1,757
Unearned rental income	0	5,000
Security deposits	70,440	70,440

Total liabilities	$153,398	$119,917

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	$315,663	$315,120
Cumulative cash distributions	(132,169)	(131,952)

	$183,494	$183,168

Limited Partners (46,280.3 interests outstanding) At March 31, 2012 and December 31, 2011
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	37,616,528	37,562,752
Cumulative cash distributions	(70,375,268)	(69,735,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$5,759,499	$6,345,723

Total partners’ capital	$5,942,993	$6,528,891

Total liabilities and partners’ capital	$6,096,391	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$255,525	$259,304

TOTAL OPERATING REVENUES	255,525	259,304

OPERATING EXPENSES
Partnership management fees (Note 6)	62,084	60,690
Restoration fees (Note 6)	40	124
Insurance	1,473	1,641
General and administrative	26,637	24,901
Advisory Board fees and expenses	2,625	2,625
Professional services	56,546	94,061
Depreciation	37,526	37,525
Amortization	7,200	7,232

TOTAL OPERATING EXPENSES	194,131	228,799

OTHER INCOME
Interest income	293	666
Note receivable interest income (Note 11)	4,554	4,973
Recovery of amounts previously written off (Note 2)	1,000	3,107
Other income	480	80

TOTAL OTHER INCOME	6,327	8,826

INCOME FROM CONTINUING OPERATIONS	67,721	39,331
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 1 and 3)	(13,402)	23,824

NET INCOME	$54,319	$63,155

NET INCOME- GENERAL PARTNER	$543	$632
NET INCOME- LIMITED PARTNERS	53,776	62,523

	$54,319	$63,155

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$1.45	$.84
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.29)	.51

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$1.16	$1.35

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,319	$63,155
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	44,726	52,241
Recovery of amounts previously written off	(1,000)	(3,107)
Interest paid (applied) to Indemnification Trust account	177	(198)
Decrease in rents and other receivables	429,883	396,929
Decrease in property tax cash escrow	2,809	12,482
Increase in repair fund cash escrow	0	(1,600)
Decrease in prepaid insurance	2,163	1,641
Decrease in deferred rent receivable	1,299	1,440
Increase in accounts payable and accrued expenses	40,910	22,993
Decrease in property tax payable	(6,594)	(24,234)
Increase in repair fund payable	0	1,600
Decrease in due to General Partner	(1,087)	(1,119)
Decrease in unearned rental income	(5,000)	0

Net cash from operating activities	562,605	522,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	6,012	5,593
Recoveries from former General Partner affiliates	1,000	3,107

Net cash from investing activities	7,012	8,700

Cash distributions to Limited Partners	(640,000)	(280,000)
Cash distributions to General Partner	(217)	(253)

Net cash used in financing activities	(640,217)	(280,253)

NET (DECREASE) INCREASE IN CASH	(70,600)	250,670
CASH AT BEGINNING OF YEAR	771,250	427,973

CASH AT END OF PERIOD	$700,650	$678,643

The accompanying notes are an integral part of these financial statements.

.DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2011 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Limited Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased (with the exception of the vacant Phoenix, AZ property- See Note 3 to the condensed financial statements) on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2012, the Partnership owned thirteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership had continued to operate as a going concern. On July 31, 2009, the Partnership mailed a consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. A majority of the Partnership Interests voted “FOR” the Extension Proposition and, therefore, the Partnership continued to operate as a going concern. During the second quarter of 2011, Consent solicitations were circulated (“2011 Consent”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2011 Consent, and the General Partner declared the 2011 Consent solicitation process concluded on June 30, 2011. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2012, and December 31, 2011, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2012 and December 31, 2011, accumulated amortization amounted to $79,628 and $72,428, respectively.

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

Such taxes, insurance and ground rent are expensed in the period in which the liability is incurred. The Partnership leases property to one restaurant, which is located on a parcel of land where the Partnership holds a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, a Kentucky Fried Chicken restaurant franchisee (“KFC”), is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2012, nine of the Partnership’s thirteen Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 14% and 8%, respectively, of the total operating base rents reflected as of March 31, 2012.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2012 and 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2012 and the year ended December 31, 2011. See Note 12 for further disclosure.

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

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2008.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”), which was dissolved December of 2003, (collectively, the “three original partnerships”) to various other entities previously sponsored by or otherwise affiliated with Gary J. DiVall and Paul E. Magnuson. The unauthorized transfers were in violation of the respective partnership agreements and resulted, in part, from material weaknesses in the internal control system of the three original partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, TPG was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the three original partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected TPG as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2012, approximately $5,919,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2012, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as China Buffet). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of a Marketing Agreement on September 28, 2011 with an unaffiliated party. The vacant, Phoenix, AZ property did not sell at an October 18, 2011 auction; however, Management continued to market the property to potential buyers.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at March 31, 2012, classified as property held for sale in the condensed financial statements, was approximately $156,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,000 related to a security deposit, $500 related to rents and other receivables, $1,000 related to prepaid insurance, $1,000 related to accounts payable and accrued expenses and $4,000 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit (“Deposit”) of $25,000, which is held by an independent escrow company. Per the First Amendment to the Contract (“Amendment”) dated April 23, 2012, a non-refundable feasibility 30-day extension fee of $2,500 was released from the $25,000 earnest money deposit (“Deposit”) and paid to the Partnership. Per the Amendment, the potential Buyer must replenish the $2,500 to the Deposit prior to the expiration of the feasibility period, or the Buyer will be deemed to have terminated the Contract, in which event the Contract and the related Deposit shall be deemed cancelled as of the expiration of the Feasibility Date (May 22, 2012).

Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the Contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at March 31, 2012, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions.

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

Discontinued Operations

During the three month period ended March 31, 2012 and 2011, the Partnership recognized (loss) income from discontinued operations of approximately $(13,000) and $24,000, respectively. The 2012 and 2011 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of an Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

The components of properties held for sale in the balance sheets as of March 31, 2012 and December 31, 2011 are outlined below:

	March 31, 2012	December 31, 2011
Balance Sheet:
Land	$157,360	$157,360
Buildings, net	26,631	26,631
Rents and other receivables	551	686
Utilities security deposit	9,260	9,260
Prepaid insurance	903	1,593
Accounts payable and accrued expenses	(828)	(2,295)
Property tax payable	(3,786)	(7,571)

Properties held for sale	$190,091	$185,664

The components of discontinued operations included in the condensed statement of income (loss) for the three month periods ended March 31, 2012 and 2011 are outlined below:

	Three Month Period ended March 31, 2012	Three Month Period ended March 31, 2011
	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$32,049

Total Revenues	0	32,049

Expenses:
Insurance expense	690	0
Professional services	1,560	741
Property tax expense	3,786	0
Other property expenses	7,366	0
Depreciation	0	5,737
Amortization	0	1,747

Total Expenses	13,402	8,225

Net (Loss) Income from Discontinued Operations	$(13,402)	$23,824

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

As of March 31, 2012, the aggregate minimum operating lease payments (including the total of the first quarter 2012 collected revenues of $256,824) to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2012	$1,004,030
2013	892,500
2014	856,500
2015	826,500
2016	813,882
Thereafter	3,399,543

$7,792,955

Operating percentage rents included in operating rental income for the three month periods ended March 31, 2012 and 2011 were approximately $0 and $18,000, respectively. The percentage rents for 2011 related primarily to the formerly owned Denny’s, Phoenix, AZ property, which was sold in November of 2011. Total operating percentage rents included in rental income from operations in 2011 were approximately $431,000. At December 31, 2011, rents and other receivables included $404,000 of unbilled percentage rents. As of March 31, 2012, all of the 2011 percentage rents had been billed and collected.

At March 31, 2012, six of the Properties are leased to Wendgusta, two of the Properties are leased to Wendcharles I, and one of the properties is leased to Wendcharles II. As of March 31, 2012, the three tenants’ operating base rents have accounted for approximately 53%, 14%, and 8%, respectively, of the total 2012 operating base rents to-date.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2011, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2012, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.16% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2012, the minimum monthly Base Fee paid by the Partnership was raised to $21,140 and the maximum monthly Expense reimbursement was increased to $1,705.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2012 and 2011 of $40 and $124, respectively. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended March 31, 2012	Incurred for the Three Month Period ended March 31, 2011
	(Unaudited)	(Unaudited)
General Partner
Management fees	$62,084	$60,690
Restoration fees	40	124
Overhead allowance	5,011	4,905
Other outsourced administrative fees	1,800	0
Reimbursement for out-of-pocket expenses	1,834	1,337
Cash distribution	217	253

	$70,986	$67,309

At March 31, 2012 and December 31, 2011, $670 and $1,757, respectively, was payable to the General Partner.

As of March 31, 2012 and December 31, 2011, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2012, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 31, 2012.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2012, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended March 31, 2012	Incurred for the Three Month Period ended March 31, 2011
	(Unaudited)	(Unaudited)
Advisory Board
Fees paid	$875	$875

At March 31, 2012 and December 31, 2011 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2012, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,783 of earnings has been credited to the Trust as of March 31, 2012. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning February 1, 2012). The property tax escrow cash balance held by the Partnership amounted to approximately $5,000 at March 31, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the three month period ended March 31, 2012, three note payments were received by the Partnership and totaled $6,012 in principal and $4,554 in interest.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended March 31, 2012 and 2011, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant, Phoenix, AZ Property

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of March 31, 2012 and December 31, 2011, for which a nonrecurring change in fair values were recorded during the fiscal year 2011 for the vacant Phoenix, AZ property.

	Carrying Value at March 31, 2012 and December 31, 2011
	Total	Level 1	Level 2	Level 3
Vacant Phoenix, AZ Property	$150,000	$—	$—	$150,000

Total properties	$150,000	$—	$—	$150,000

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment or held for sale. The fair value of these assets was determined by Management and incorporates Management’s knowledge of comparable properties, past experience and future expectations.

There were no fair value adjustments in the three month periods ended March 31, 2012 and 2011. During the fiscal year 2011, losses of $494,822 were recorded and represented property impairment charges related to the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property.

13. SUBSEQUENT EVENTS:

Vacant, Phoenix, AZ Property

Per the First Amendment to the Contract (“Amendment”) dated April 23, 2012, a non-refundable feasibility 30-day extension fee of $2,500 was released from the $25,000 earnest money deposit (“Deposit”) and paid to the Partnership. Per the Amendment, the potential Buyer must replenish the $2,500 to the Deposit prior to the expiration of the feasibility period, or the Buyer will be deemed to have terminated the Contract, in which event the Contract and the related Deposit shall be deemed cancelled as of the expiration of the Feasibility Date (May 22, 2012).

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

Investment Properties

As of March 31, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Phoenix, AZ property, which formerly operated as China Buffet), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership leases property to one restaurant, which is located on a parcel of land where the Partnership holds a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during the three month period ending March 31, 2012.

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

The following summarizes significant developments as of March 31, 2012, by property, for Properties with such developments.

In late September of 2011 Management executed an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement terminated 30 days after the Live Outcry Auction date of October 18, 2011 in relation to the vacant property and at the closing sale date for the Denny’s, Phoenix, AZ property (see further information by property below). A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public.

Vacant Phoenix, AZ Property

The China Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011.

The vacant property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Agreement. The vacant Phoenix, AZ property did not sell at the October 18, 2011 auction; however, Management continued to market the property to potential buyers.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at March 31, 2012, classified as property held for sale in the condensed financial statements, was approximately $156,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,000 related to a utilities security deposit, $500 related to rents and other receivables, $1,000 related to prepaid insurance, $1,000 related to accounts payable and accrued expenses and $4,000 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the First Amendment to the Contract (“Amendment”) dated April 23, 2012, a non-refundable feasibility 30-day extension fee of $2,500 was released from the $25,000 earnest money deposit (“Deposit”) and paid to the Partnership. Per the Amendment, the potential Buyer must replenish the $2,500 to the Deposit prior to the expiration of the feasibility period, or the Buyer will be deemed to have terminated the Contract, in which event the Contract and the related Deposit shall be deemed cancelled as of the expiration of the Feasibility Date (May 22, 2012).

Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the Contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at March 31, 2012, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

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

Applebee’s, Columbus, OH Property

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

Daytona’s All Sports Café, Des Moines, IA Property

The second amendment to the lease for the Daytona’s All Sports Café (“Daytona’s”) located in Des Moines, IA expired on May 31, 2011. In April of 2011, Management and Daytona’s signed a letter of intent (“LOI”) which agreed to a three year lease amendment and extension which was to begin on June 1, 2011 and expire on May 31, 2014. The third amendment to the lease was executed in early May of 2011 and provides for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000. During 2011, Daytona’s reported sales to the Partnership of approximately $760,000. A leasing commission of approximately $5,000 was paid in May of 2011 to a General Partner affiliate upon the execution of the third lease amendment and extension.

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of March 31, 2012, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $21,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

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

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County of Charleston deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. During October of 2011, by and through respective legal counsel, the Partnership and the lessee, Wendcharles, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County of Charleston requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Formerly Owned Denny’s, Phoenix, AZ Property

The Denny’s, Phoenix, AZ property was reclassified to properties held for sale during September of 2011 due to the execution of the Marketing Agreement. The carrying amount of the property was reduced by $104,705, to its estimated fair value less estimated costs to sell of $445,000, during the fiscal year 2011. A contract to sell the Denny’s, Phoenix, AZ property was executed at the October 18, 2011 auction by an unaffiliated party and the property was then sold in November of 2011 for the high bid price of $475,000. A five percent buyer’s premium totaling $23,750, which was retained by the Agent per the Marketing Agreement at closing, was added to the high bid price for a total sales price of $498,750 to be paid by the buyer. The buyer provided a ten percent earnest money deposit of $49,870 which was held by an independent escrow company. The Purchase Agreement was accepted and executed by Management on October 20, 2011. Closing occurred on November 23, 2011 and resulted in a fourth quarter of 2011 loss of approximately $1,000. Closing and other sale related costs paid by the Partnership amounted to approximately $26,000 and included a two percent commission ($9,500) of the high bid price paid to the Agent and an advisory fee of three percent ($14,250) of the high bid price paid to an affiliate of the Partnership.

The January 1, 2011 third modification to Denny’s lease, allowed for a month-to-month tenant lease as of May 1, 2011. In addition, Denny’s rent, beginning January 1, 2011 and until the sale of the property in November of 2011, was strictly percentage rent at eight percent of monthly sales over $37,500. During the fiscal year ended December 31, 2011, percentage rent income totaling approximately $47,000 was recognized in relation to the property. In addition, eight percent of monthly sales between $27,500 and $37,500 (up to $800) were held in a repair fund reserve by the Partnership, from which the tenant could withdraw for necessary property improvements upon proper proof of expenditures to the Partnership. The $8,000 repair fund reserve balance was credited to the buyer upon the sale of the property in November of 2011.

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). As of March 31, 2012, the buyer was current on its 2012 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to approximately $5,000 at March 31, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the three month period ended March 31, 2012, three note payments were received by the Partnership and totaled $6,012 in principal and $4,554 in interest.

Net Income

Net income for the three month periods ended March 31, 2012 and 2011 were approximately $54,000 and $63,000, respectively. Net income per Limited Partnership Interest for the three month periods ended March 31, 2012 and 2011 were approximately $1.16 and $1.35, respectively.

The variance is primarily due to: (i) the timing of expenses related to audit and tax preparation fees (audit and tax preparation fees are accrued and expensed when services are performed); (ii) lower rental income in 2012 due to the vacancy of the former China Buffet, Phoenix, AZ property as of June 30, 2011, and the November of 2011 sale of the Denny’s, Phoenix, AZ property; (iii) lower depreciation expense in 2012 due to the reclassification of the vacant and former Denny’s, Phoenix, AZ properties to properties held for sale during the third quarter of 2011; and (iv) higher property tax and other property expenses in 2012 (included in discontinued operations) in relation to the vacant Phoenix, AZ property.

Net income for the three months periods ended March 31, 2012 and 2011 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended March 31, 2012 and 2011 were $68,000 and $39,000, respectively. See the paragraphs below for further information as to 2012 and 2011 variances of individual operating income and expense items

Three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011:

Operating Rental Income: Rental income for the three month periods ended March 31, 2012 and 2011 were approximately $256,000 and $259,000, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

Management expects total base operating rent revenues to be approximately $1 million for the year 2012 based on operating leases currently in place. Total base operating revenue for 2012 may increase by approximately $23,000 if Applebee’s exercises its first of five options to renew its lease for an additional two years (base rent will increase by 2% percent for each year of each option). The fixed rent increases associated with Applebee’s offsets some of the loss of potential percentage rents from the tenant due to an increase in its sales breakpoint. In addition, future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2011 was $431,000, and Management expects the 2012 percentage rents to be slightly lower than 2012 due to the sale of the Denny’s, Phoenix, AZ property in November of 2011.

Insurance Expense: Insurance expense for the three month periods ended March 31, 2012 and 2011 were approximately $1,500 and $1,600, respectively. The 2012 and 2011 insurance expenses were related to a general liability policy. For 2012, Management expects insurance expense to be approximately $7,000. This amount could increase upon a property insurance default by a tenant or an increase in the general liability insurance premium for the 2012/2013 insurance year that is expected to be paid in the fourth quarter of 2012.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2012 and 2011 were approximately $27,000 and $25,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Management expects the total 2012 operating general and administrative expenses to potentially be approximately eight percent higher than the 2011 expenses, primarily due to increased postage rates, higher management and outsourced service fees and higher state and local income tax expenditures.

Professional services: Professional services expenses for the three month periods ended March 31, 2012 and 2011 were approximately $57,000 and $94,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily due to the timing of services performed related to audit and tax preparation (audit and tax preparation fees can only be accrued and expensed when incurred). Management anticipates that the total 2012 operating professional services expenses will be approximately seven percent higher than 2011 due primarily to the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership beginning in the second quarter of 2012.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended March 31, 2012 and 2011 were approximately $1,000 and $3,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month period ended March 31, 2012 and 2011, the Partnership recognized (loss) income from discontinued operations of approximately $(13,000) and $24,000, respectively. The 2012 and 2011 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of the Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

Management anticipates that discontinued operating expenditures in 2012 may approximate at least $3,000 per month in relation to security and patrol, property tax and insurance, maintenance, and utilities in relation to the vacant Phoenix, AZ property which is classified as property held for the sale in the balance sheets as of March 31, 2012. A summary of significant developments as of March 31, 2012, for the vacant Phoenix, AZ property can be found in Item 2, Properties.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2012 and 2011 were approximately $563,000 and $522,000, respectively The variance in cash provided by operating activities from 2012 to 2011 is primarily due to: (i) the timing of the audit and tax preparation payments; (ii) the 2011 percentage rents collected in the first quarter of 2012 were higher than the 2010 percentage rents collected in the first quarter of 2011 due to higher tenant sales reported and recorded for 2011 as compared to 2010; (iii) the timing of payment of vendor invoices; (iv) lower rental income collections in 2012 due to the vacancy of the Phoenix, AZ property (formerly operated as the Chinese Buffet) as of June 30, 2011, and the sale of the former Denny’s, Phoenix, AZ property in November of 2011; and (v) higher property expense disbursements in 2012 (included in discontinued operations) in relation to the vacant Phoenix, AZ property.

Cash flows provided from (used in) investing activities for the three month periods ended March 31, 2012 and 2011 were approximately $7,000 and $9,000, respectively. The 2012 and 2011 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and small recoveries from former general partners. An additional $247,235 in principal payments under the Buyer’s Note is scheduled to be received during 2012 (see Note 11 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the three month period ended March 31, 2012, cash flows used in financing activities was $640,217 and consisted of aggregate Limited Partner distributions of $640,000, which included approximately $444,000 in net sale proceeds from the November of 2011 sale of the Denny’s, Phoenix, AZ property and approximately $6,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $217. For the three month period ended March 31, 2011, cash used in financing activities was $280,253 and consisted of aggregate Limited Partner distributions of $280,000, which included net sale proceeds of approximately $7,000 from the December of 2010 sale of the vacant Park Forest, IL property and approximately $5,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $253. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $700,650 at March 31, 2012. Cash of $235,000, including approximately $11,000 in Buyer’s Note principal and interest payments received, is anticipated to be used to fund the anticipated first quarter of 2012 aggregate distribution to Limited Partners in May of 2012, and cash of approximately $58,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2012, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended March 31, 2012 and the fiscal year ended December 31, 2011, which we believe is a good indication of overall tenant quality and stability. Only the Applebee’s, Columbus, OH lease is due to expire within 2012. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) rent charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s thirteen properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2012 operating base rents to-date. As of March 31, 2012 there were no additional 2012 percentage rents recognized in operating rental income in relation to the Wendy’s properties. At December 31, 2011, additional 2011 percentage rents totaled approximately $419,000, of which $417,000 were unbilled and accrued in relation to the Wendy’s properties. Therefore, during the fiscal year 2011, the Partnership generated approximately 81% of its total operating revenues from the nine properties. Additionally, as of March 31, 2012, the nine Properties exceeded 69% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining lease set to expire in November of 2016.

Since more than 69% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibit 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2011 Annual Report on Form 10-K, filed with the SEC on April 16, 2012. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2012, the Partnership’s Management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d – 15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 4.7 to the Partnership Annual Report on Form 10-K filed April 16, 2012, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed May 15, 2012, regarding the first quarter of 2012 distribution.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Income for the three month periods ended March 31, 2012 and 2011, (iii) Condensed Statement of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (v) Notes to the Condensed Financial Statements.[1]

[1]

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

Date: May 14, 2012