Form 10-Q
period 2012-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2012-08-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

FOR THE PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2012 and December 31, 2011

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,759,828)	(3,684,775)

Net investment properties	$4,224,989	$4,300,042

OTHER ASSETS:

Cash	$516,309	$771,250
Cash held in Indemnification Trust (Note 9)	451,784	451,961
Property tax cash escrow	32,308	28,130
Rents and other receivables	25,500	430,048
Property held for sale (Note 3)	185,585	185,664
Deferred rent receivable	4,569	1,767
Prepaid insurance	1,964	4,910
Deferred charges, net	207,389	221,789
Note Receivable (Note 11)	241,113	253,247

Total other assets	$1,666,521	$2,348,766

Total assets	$5,891,510	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2012 and December 31, 2011

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$19,138	$14,586
Property tax payable	32,312	28,134
Due to General Partner (Note 6)	227	1,757
Unearned rental income	5,000	5,000
Security deposits	70,440	70,440

Total liabilities	$127,117	$119,917

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	$316,230	$315,120
Cumulative cash distributions	(132,396)	(131,952)

	$183,834	$183,168

Limited Partners (46,280.3 interests outstanding) At June 30, 2012 and December 31, 2011
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	$37,672,588	37,562,752
Cumulative cash distributions	(70,610,268)	(69,735,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$5,580,559	$6,345,723

Total partners’ capital	$5,764,393	$6,528,891

Total liabilities and partners’ capital	$5,891,510	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Six Month Periods Ended June 30, 2012 and 2011

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:

Rental income (Note 5)	$281,025	$275,573	$536,550	$534,877

TOTAL OPERATING REVENUES	281,025	275,573	536,550	534,877

OPERATING EXPENSES

Partnership management fees (Note 6)	63,420	61,352	125,504	122,041
Restoration fees (Note 6)	0	124	40	249
Insurance	1,473	1,641	2,946	3,282
General and administrative	27,860	14,763	54,497	39,665
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	80,752	47,908	137,298	141,968
Depreciation	37,526	37,526	75,053	75,052
Amortization	7,200	7,263	14,400	14,494

TOTAL OPERATING EXPENSES	220,856	173,202	414,988	402,001

OTHER INCOME

Interest income	472	671	766	1,337
Note receivable interest income (Note 11)	4,444	4,871	8,998	9,845
Recovery of amounts previously written off (Note 2)	0	3,107	1,000	6,214
Other income	1,061	61	1,541	140

TOTAL OTHER INCOME	5,977	8,710	12,305	17,536

INCOME FROM CONTINUING OPERATIONS	66,146	111,081	133,867	150,412
LOSS FROM DISCONTINUED OPERATIONS (Notes 1 and 3)	(9,519)	(536,505)	(22,921)	(512,681)

NET INCOME (LOSS)	$56,627	$(425,424)	$110,946	$(362,269)

NET INCOME (LOSS)- GENERAL PARTNER	$566	$(4,254)	$1,110	$(3,623)
NET INCOME (LOSS)- LIMITED PARTNERS	56,061	(421,170)	109,836	(358,646)

	$56,627	$(425,424)	$110,946	$(362,269)

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$1.41	$2.38	$2.86	$3.22
LOSS FROM DISCONTINUED OPERATIONS	(.20)	(11.48)	(.49)	(10.97)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$1.21	$(9.10)	$2.37	$(7.75)

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2012 and 2011

	Six Months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$110,946	$(362,269)
Adjustments to reconcile net income to net cash from operating activities -

Depreciation and amortization	89,453	111,399
Recovery of amounts previously written off	(1,000)	(6,214)
Interest paid (applied) to Indemnification Trust account	177	(396)
Property impairment write-downs	0	540,118
Decrease in rents and other receivables	404,810	380,165
Increase in property tax cash escrow	(4,178)	(793)
Increase in repair fund cash escrow	0	(4,000)
Decrease in prepaid insurance	4,327	3,281
(Increase) Decrease in deferred rent receivable	(2,802)	7,267
Increase in accounts payable and accrued expenses	2,988	23,018
Increase (Decrease) in property tax payable	4,178	(7,647)
Increase in repair fund payable	0	4,000
Decrease in due to General Partner	(1,530)	(913)
Decrease in security deposits	0	(18,000)

Net cash from operating activities	607,369	669,016

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment of leasing commission	0	(5,346)
Note receivable, principal payment received	12,134	11,288
Recoveries from former General Partner affiliates	1,000	6,214

Net cash from investing activities	13,134	12,156

Cash distributions to Limited Partners	(875,000)	(535,000)
Cash distributions to General Partner	(444)	(712)

Net cash used in financing activities	(875,444)	(535,712)

NET INCREASE (DECREASE) IN CASH	(254,941)	145,460

CASH AT BEGINNING OF YEAR	771,250	427,973

CASH AT END OF PERIOD	$516,309	$573,433

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

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Limited Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased (with the exception of the vacant Phoenix, AZ property- See Note 3 to the condensed financial statements) on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of June 30, 2012, the Partnership owned thirteen Properties, which are located in a total of six states.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2012, and December 31, 2011, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2012 and December 31, 2011, accumulated amortization amounted to $86,828 and $72,428, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2012, nine of the Partnership’s thirteen Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 54%, 15% and 8%, respectively, of the total operating base rents reflected as of June 30, 2012.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three and six month periods ended June 30, 2012. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 during the second quarter of 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three and six month periods ended June 30, 2012 and the year ended December 31, 2011. See Note 12 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2012, approximately $5,919,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2012, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of June 30, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as China Buffet). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

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

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at June 30, 2012, classified as property held for sale in the condensed financial statements, was approximately $152,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,300 related to a security deposit, $400 related to rents and other receivables, $200 related to prepaid insurance, $700 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit (“Deposit”) of $25,000, which is held by an independent escrow company. Per the First Amendment to the Contract (“Amendment”) dated April 23, 2012, a non-refundable feasibility 30-day extension fee of $2,500 was released from the $25,000 earnest money deposit (“Deposit”) and paid to the Partnership. Per the Amendment, the potential Buyer replenished the $2,500 to the Deposit prior to the expiration of the feasibility period (May 22, 2012).

Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the Contract execution date. Closing costs are estimated to be approximately $30,000.

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at June 30, 2012, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The Partnership had until November 11, 2011, to reject the Initial Offer for the purchase of the property and rejected the tender of payment. However, the Initial Offer remains valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s-Mt. Pleasant’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Discontinued Operations

During the three month periods ended June 30, 2012 and 2011, the Partnership recognized losses from discontinued operations of approximately $10,000 and $537,000, respectively. During the six month period ended June 30, 2012 and 2011, the Partnership recognized losses from discontinued operations of approximately $23,000 and $513,000, respectively. The 2012 and 2011 losses from discontinued operations were attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of an Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

The components of properties held for sale in the balance sheets as of June 30, 2012 and December 31, 2011 are outlined below:

	June 30, 2012	December 31, 2011

Balance Sheet:
Land	$157,360	$157,360
Buildings, net	26,631	26,631
Rents and other receivables	424	686
Utilities security deposit	9,260	9,260
Prepaid insurance	212	1,593
Accounts payable and accrued expenses	(731)	(2,295)
Property tax payable	(7,571)	(7,571)

Properties held for sale	$185,585	$185,664

The components of discontinued operations included in the condensed statement of income (loss) for the three and six month periods ended June 30, 2012 and 2011 are outlined below:

	Three Month Period ended June 30, 2012	Three Month Period ended June 30, 2011	Six Month Period ended June 30, 2012	Six Month Period ended June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$20,435	$0	$52,484
Other income	2,500	1,176	2,500	1,176

Total Revenues	2,500	21,611	2,500	53,660

Expenses:
Insurance expense	690	0	1,381	0
Professional services	480	316	2,040	1,058
Property tax expense	3,786	3,312	7,571	3,312
Other property expenses	7,063	0	14,429	0
Property impairment write-downs	0	540,118	0	540,118
Depreciation	0	5,737	0	11,473
Amortization	0	8,633	0	10,380

Total Expenses	12,019	558,116	25,421	566,341

Net Loss from Discontinued Operations	$(9,519)	$(536,505)	$(22,921)	$(512,681)

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

As of June 30, 2012, the aggregate minimum operating lease payments (including the aggregate total of the first and second quarters of 2012 collected revenues of $508,248) to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,	$1,002,830
2012	892,500
2013	856,500
2014	826,500
2015	813,882
2016	3,399,543

Thereafter	$7,791,755

Operating percentage rents included in operating rental income for the three month periods ended June 30, 2012 and 2011 were approximately $26,000 and $19,000, respectively. Operating percentage rents included in operating rental income for the six month periods ended June 30, 2012 and 2011 were approximately $26,000 and $50,000, respectively. The percentage rents for 2012 and 2011 included percentage rent accruals for tenants who had reached their sales breakpoints. The 2011 percentage rents also included the amount related to the formerly owned Denny’s, Phoenix, AZ property, which was sold in November of 2011. Total operating percentage rents included in rental income from operations in 2011 were approximately $431,000. At June 30, 2012 and December 31, 2011, rents and other receivables included approximately $26,000 and $404,000, respectively, of unbilled percentage rents. As of June 30, 2012, all of the 2011 percentage rents had been billed and collected.

At June 30, 2012, six of the Properties are leased to Wendgusta, two of the Properties are leased to Wendcharles I, and one of the properties is leased to Wendcharles II. As of June 30, 2012, the three tenants’ operating base rents have accounted for approximately 54%, 15%, and 8%, respectively, of the total 2012 operating base rents to-date.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended June 30, 2012	Incurred for the Three Month Period ended June 30, 2011	Incurred for the Six Month Period ended June 30, 2012	Incurred for the Six Month Period ended June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Partner
Management fees	$63,420	$61,352	$125,504	$122,041
Restoration fees	0	124	40	249
Overhead allowance	5,115	4,959	10,126	9,864
Other outsourced administrative fees	4,400	0	6,200	0
Lease Commissions	0	5,346	0	5,346
Reimbursement for out-of-pocket expenses	2,033	1,682	3,868	3,019
Cash distribution	227	459	444	712

	$75,195	$73,922	$146,182	$141,231

At June 30, 2012 and December 31, 2011, $227 and $1,757, respectively, was payable to the General Partner.

As of June 30, 2012 and December 31, 2011, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of June 30, 2012, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)

Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of June 30, 2012.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2012, Advisory Board Member, Jesse Small, owned beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended June 30, 2012	Incurred for the Three Month Period ended June 30, 2011	Incurred for the Six Month Period ended June 30, 2012	Incurred for the Six Month Period ended June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2012 and December 31, 2011 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2012, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,783 of earnings has been credited to the Trust as of June 30, 2012. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning February 1, 2012). The property tax escrow cash balance held by the Partnership amounted to approximately $7,000 at June 30, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the six month period ended June 30, 2012, six note payments were received by the Partnership and totaled $12,134 in principal and $8,998 in interest.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three and six month periods ended June 30, 2012 and 2011, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant, Phoenix, AZ Property

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of June 30, 2012 and December 31, 2011, for which a nonrecurring change in fair value was recorded during the fiscal year 2011 for the vacant Phoenix, AZ property.

	Carrying Value at June 30, 2012 and December 31, 2011
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

There were no fair value adjustments in the three and six month periods ended June 30, 2012 and 2011. During the three and six month periods ended June 30, 2011, losses of $540,118 were recorded and represented property impairment charges related to the vacant Phoenix, AZ property.

13. SUBSEQUENT EVENTS

Vacant, Phoenix, AZ Property

On July 23, 2012 the potential buyer, in accordance with the Contract, elected to extend the closing date by 30 days and paid a non-refundable $10,000 extension fee to the independent escrow company.

The extension would provide for a closing date no later than October 11, 2012.

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

Investment Properties

As of June 30, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

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

There were no building improvements capitalized during the three month period ending June 30, 2012.

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

The following summarizes significant developments as of June 30, 2012, by property, for Properties with such developments.

In late September of 2011 Management executed an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement terminated 30 days after the Live Outcry Auction date of October 18, 2011 in relation to the vacant property, and at the closing sale date for the Denny’s, Phoenix, AZ property (see further information by property below). A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public. The vacant Phoenix, AZ property did not sell at the October 18, 2011 auction; however, Management continued to market the property to potential buyers.

Vacant Phoenix, AZ Property

The China Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011.

The vacant property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Agreement.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at June 30, 2012, classified as property held for sale in the condensed financial statements, was approximately $152,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,300 related to a utilities security deposit, $400 related to rents and other receivables, $200 related to prepaid insurance, $700 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. Per the First Amendment to the Contract (“Amendment”) dated April 23, 2012, a non-refundable feasibility 30-day extension fee of $2,500 was released from the $25,000 earnest money deposit (“Deposit”) and paid to the Partnership. Per the Amendment, the potential Buyer replenished the $2,500 to the Deposit prior to the expiration of the feasibility period (May 22, 2012).

Per the Contract, closing is anticipated to occur prior to and up to 210 days out from the Contract execution date. Closing costs are estimated to be approximately $30,000, which includes commissions totaling approximately $23,000 in the aggregate, which are anticipated to be paid to two unaffiliated brokers.

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at June 30, 2012, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

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

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of June 30, 2012, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $26,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

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

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). As of June 30, 2012, the buyer was current on its 2012 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to approximately $7,000 at June 30, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month through October of 2012 and the balloon payment in November of 2012 is to total $232,777. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the six month period ended June 30, 2012, six note payments were received by the Partnership and totaled $12,134 in principal and $8,998 in interest.

Net Income

Net income (loss) for the three month periods ended June 30, 2012 and 2011 were approximately $57,000 and ($425,000), respectively. Net income (loss) for the six month periods ended June 30, 2012 and 2011 were approximately $111,000 and ($362,000), respectively. Net income (loss) per Limited Partnership Interest for the three month periods ended June 30, 2012 and 2011 were approximately $1.21 and $(9.10) respectively. Net income (loss) per Limited Partnership Interest for the six month periods ended June 30, 2012 and 2011 were approximately $2.37 and $(7.75), respectively.

The variance is primarily due to: (i) the write-down of the vacant Phoenix, AZ property to its estimated fair market value during the second quarter of 2011; (ii) lower rental income in 2012 due to the vacancy of the former China Buffet, Phoenix, AZ property as of June 30, 2011, and the November of 2011 sale of the Denny’s, Phoenix, AZ property; (iii) lower depreciation expense in 2012 due to the reclassification of the vacant and former Denny’s, Phoenix, AZ properties to properties held for sale during the third quarter of 2011; and (iv) higher property tax and other property expenses in 2012 (included in discontinued operations) in relation to the vacant Phoenix, AZ property.

Net income for the three and six months periods ended June 30, 2012 and 2011 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended June 30, 2012 and 2011 were $66,000 and $111,000, respectively. Income from continuing operations for the six month periods ended June 30, 2012 and 2011 were $134,000 and $150,000, respectively. See the paragraphs below for further information as to 2012 and 2011 variances of individual operating income and expense items

Three month period ended June 30, 2012 as compared to the three month period ended June 30, 2011:

Operating Rental Income: Rental income for the three month periods ended June 30, 2012 and 2011 were approximately $281,000 and $276,000, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended June 30, 2012 and 2011 were approximately $27,000 and $15,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance is due primarily to an increase in management fees, outsourced XBRL fees and state estimated income tax expenditures for 2012.

Professional services: Professional services expenses for the three month periods ended June 30, 2012 and 2011 were approximately $81,000 and $48,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily due to the timing of services performed related to audit and tax preparation (audit and tax preparation fees can only be accrued and expensed when incurred).

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended June 30, 2012 and 2011 were approximately $0 and $3,000, respectively, and were comprised of small recoveries from former general partners.

Six month period ended June 30, 2012 as compared to the six month period ended June 30, 2011:

Operating Rental Income: Rental income for the six month periods ended June 30, 2012 and 2011 were approximately $537,000 and $535,000, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

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

Insurance Expense: Insurance expense for the six month periods ended June 30, 2012 and 2011 were approximately $3,000. The 2012 and 2011 insurance expenses were related to a general liability policy. For 2012, Management expects insurance expense to be approximately $7,000. This amount could increase upon a property insurance default by a tenant or an increase in the general liability insurance premium for the 2012/2013 insurance year that is expected to be paid in the fourth quarter of 2012.

General and Administrative Expense: General and administrative expenses for the six month periods ended June 30, 2012 and 2011 were approximately $54,000 and $40,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Management expects the total 2012 operating general and administrative expenses to potentially be approximately eight percent higher than the 2011 expenses, primarily due to increased postage rates, higher management and outsourced service fees and higher state and local income tax expenditures.

Professional services: Professional services expenses for the six month periods ended June 30, 2012 and 2011 were approximately $137,000 and $142,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily due to the timing of services performed related to audit and tax preparation (audit and tax preparation fees can only be accrued and expensed when incurred). Management anticipates that the total 2012 operating professional services expenses will be approximately seven percent higher than 2011 due primarily to the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership beginning in the second quarter of 2012.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the six month periods ended June 30, 2012 and 2011 were approximately $1,000 and $6,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month period ended June 30, 2012 and 2011, the Partnership recognized a loss from discontinued operations of approximately $10,000 and $537,000, respectively. During the six month period ended June 30, 2012 and 2011, the Partnership recognized a loss from discontinued operations of approximately $23,000 and $513,000, respectively. The 2012 and 2011 (loss) income from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of the Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

Management anticipates that discontinued operating expenditures in 2012 may approximate at least $3,000 per month in relation to security and patrol, property tax and insurance, maintenance, and utilities in relation to the vacant Phoenix, AZ property which is classified as property held for the sale in the balance sheets as of June 30, 2012. A summary of significant developments as of June 30, 2012, for the vacant Phoenix, AZ property can be found in Item 2, Properties.

Cash Flow Analysis

Net cash flows provided by operating activities for the six month periods ended June 30, 2012 and 2011 were approximately $607,000 and $669,000, respectively The variance in cash provided by operating activities from 2012 to 2011 is primarily due to: (i) the 2011 percentage rents collected in the first quarter of 2012 were higher than the 2010 percentage rents collected in the first quarter of 2011 due to higher tenant sales reported and recorded for 2011 as compared to 2010; (ii) the timing of payment of vendor invoices; (iii) lower rental income collections in 2012 due to the vacancy of the Phoenix, AZ property (formerly operated as the Chinese Buffet) as of June 30, 2011, and the sale of the former Denny’s, Phoenix, AZ property in November of 2011; and (iv) higher property expense disbursements in 2012 (included in discontinued operations) in relation to the vacant Phoenix, AZ property.

Cash flows provided from (used in) investing activities for the six month periods ended June 30, 2012 and 2011 were approximately $13,000 and $12,000, respectively. The 2012 and 2011 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and small recoveries from former general partners. An additional $241,113 in principal payments under the Buyer’s Note is scheduled to be received during 2012 (see Note 11 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the six month period ended June 30, 2012, cash flows used in financing activities was $876,000 and consisted of aggregate Limited Partner distributions of $875,000, which included approximately $444,000 in net sale proceeds from the November of 2011 sale of the Denny’s, Phoenix, AZ property and approximately $12,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $444. For the six month period ended June 30, 2011, cash used in financing activities was $536,000 and consisted of aggregate Limited Partner distributions of $535,000, which included net sale proceeds of approximately $7,000 from the December of 2010 sale of the vacant Park Forest, IL property and approximately $11,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $712. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $516,000 at June 30, 2012. Cash of $180,000, including approximately $6,000 in Buyer’s Note principal and interest payments received, is anticipated to be used to fund the anticipated second quarter of 2012 aggregate distribution to Limited Partners in August of 2012, and cash of approximately $19,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of June 30, 2012, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2012 and the fiscal year ended December 31, 2011, which we believe is a good indication of overall tenant quality and stability. Only the Applebee’s, Columbus, OH lease is due to expire within 2012. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) rent charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s thirteen properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 77% of the total 2012 operating base rents to-date. As of June 30, 2012 there was approximately $26,000 in additional 2012 percentage rents recognized in operating rental income in relation to the Wendy’s properties, all of which were unbilled as of June 30, 2012. At December 31, 2011, additional 2011 percentage rents totaled approximately $419,000, of which $417,000 were unbilled and accrued in relation to the Wendy’s properties. Therefore, during the fiscal year 2011, the Partnership generated approximately 81% of its total operating revenues from the nine properties. Additionally, as of June 30, 2012, the nine Properties exceeded 69% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining lease set to expire in November of 2016.

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

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2012, the Partnership’s Management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d – 15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 4.7 to the Partnership Annual Report on Form 10-K filed April 16, 2012, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed August 15, 2012, regarding the second quarter of 2012 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Income for the three and six month periods ended June 30, 2012 and 2011, (iii) Condensed Statement of Cash Flows for the six month periods ended June 30, 2012 and 2011, and (v) Notes to the Condensed Financial Statements.[1]

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

Date: August 14, 2012