Form 10-Q
period 2012-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2012-11-13
CIK 825788

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

Page

PART I. Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosure About Market Risk Item 4. Controls and Procedures	21 28 29

PART II. Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,797,354)	(3,684,775)

Net investment properties	$4,187,463	$4,300,042

OTHER ASSETS:

Cash	$489,845	$771,250
Cash held in Indemnification Trust (Note 9)	451,783	451,961
Property tax cash escrow	29,204	28,130
Rents and other receivables	219,200	430,048
Property held for sale (Note 3)	183,053	185,664
Deferred rent receivable	3,270	1,767
Prepaid insurance	491	4,910
Deferred charges, net	200,251	221,789
Note Receivable (Note 11)	234,879	253,247

Total other assets	$1,811,976	$2,348,766

Total assets	$5,999,439	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2012 and December 31, 2011

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES:
Accounts payable and accrued expenses	$34,868	$14,586
Property tax payable	29,208	28,134
Due to General Partner (Note 6)	1,102	1,757
Unearned rental income	5,000	5,000
Security deposits	70,440	70,440

Total liabilities	$140,618	$119,917

CONTINGENT LIABILITIES: (Note 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner
Cumulative net income	$318,985	$315,120
Cumulative cash distributions	(133,498)	(131,952)

	$185,487	$183,168

Limited Partners (46,280.3 interests outstanding) At September 30, 2012 and December 31, 2011
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	$37,945,363	37,562,752
Cumulative cash distributions	(70,790,268)	(69,735,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$5,673,334	$6,345,723

Total partners’ capital	$5,858,821	$6,528,891

Total liabilities and partners’ capital	$5,999,439	$6,648,808

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine Month Periods Ended September 30, 2012 and 2011

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:

Rental income (Note 5)	$449,225	$427,874	$985,775	$962,752

TOTAL OPERATING REVENUES	449,225	427,874	985,775	962,752

OPERATING EXPENSES

Partnership management fees (Note 6)	63,420	61,466	188,924	183,507
Restoration fees (Note 6)	0	10	40	259
Insurance	1,473	1,641	4,419	4,922
General and administrative	11,709	14,552	66,207	54,216
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	45,356	35,454	182,654	177,454
Other property expenses	820	820	820	820
Depreciation	37,527	37,527	112,579	112,579
Amortization	7,137	7,262	21,538	21,759

TOTAL OPERATING EXPENSES	170,067	161,357	585,056	563,391

OTHER INCOME
Interest income	477	557	1,243	1,894
Note receivable interest income (Note 11)	4,338	4,767	13,336	14,612
Recovery of amounts previously written off (Note 2)	0	250	1,000	6,464
Other income	1,702	80	3,242	220

TOTAL OTHER INCOME	6,517	5,654	18,821	23,190

INCOME FROM CONTINUING OPERATIONS	285,675	272,171	419,540	422,551
LOSS FROM DISCONTINUED OPERATIONS (Notes 1 and 3)	(10,144)	(110,530)	(33,064)	(623,179)

NET INCOME (LOSS)	$275,531	$161,641	$386,476	$(200,628)

NET INCOME (LOSS)- GENERAL PARTNER	$2,755	$1,616	$3,865	$(2,006)
NET INCOME (LOSS)- LIMITED PARTNERS	272,776	160,025	382,611	(198,622)

	$275,531	$161,641	$386,476	$(200,628)

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:

INCOME FROM CONTINUING OPERATIONS	$6.11	$5.82	$8.97	$9.04

LOSS FROM DISCONTINUED OPERATIONS	(0.22)	(2.36)	(0.71)	(13.33)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$5.89	$3.46	$8.26	$(4.29)

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2012 and 2011

	Nine Months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$386,476	$(200,628)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	134,117	159,078
Recovery of amounts previously written off	(1,000)	(6,464)
Interest paid (applied) to Indemnification Trust account	178	(485)
Property impairment write-downs	0	644,823
Decrease in rents and other receivables	211,255	208,125
(Increase) Decrease in property tax cash escrow	(1,074)	7,304
Increase in repair fund cash escrow	0	(6,400)
Decrease in prepaid insurance	3,721	2,298
(Increase) Decrease in deferred rent receivable	(1,503)	8,617
Increase in accounts payable and accrued expenses	19,399	5,012
Increase (Decrease) in property tax payable	4,859	(14,740)
Increase in repair fund payable	0	6,400
Decrease in due to General Partner	(655)	(307)
Decrease in security deposits	(0)	(18,000)

Net cash from operating activities	755,773	794,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of leasing commission	0	(5,346)
Note receivable, principal payment received	18,368	17,087
Recoveries from former General Partner affiliates	1,000	6,464

Net cash from investing activities	19,368	18,205

Cash distributions to Limited Partners	(1,055,000)	(800,000)
Cash distributions to General Partner	(1,546)	(1,777)

Net cash used in financing activities	(1,056,546)	(801,777)

NET INCREASE (DECREASE) IN CASH	(281,405)	11,061
CASH AT BEGINNING OF YEAR	771,250	427,973

CASH AT END OF PERIOD	$489,845	$439,034

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

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Limited Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased (with the exception of the vacant Phoenix, AZ property- See Note 3 to the condensed financial statements) on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of September 30, 2012, the Partnership owned thirteen Properties, which are located in a total of six states.

The Partnership will be dissolved on November 30, 2020 (extended ten years per the results of the 2009 Consent, as defined below), or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”), that the Partnership's assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of 2001, 2003, 2005 and 2007, consent solicitations were circulated (the “2001, 2003, 2005 and 2007 Consents, respectively”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership had continued to operate as a going concern. On July 31, 2009, the Partnership mailed a consent solicitation (the “2009 Consent”) to Limited Partners to determine whether the Limited Partners wished to extend the term of the Partnership for ten years to November 30, 2020 (the “Extension Proposition”), or wished the Partnership to sell its assets, liquidate, and dissolve by November 30, 2010. A majority of the Partnership Interests voted “FOR” the Extension Proposition and, therefore, the Partnership continued to operate as a going concern. During the second quarter of 2011, Consent solicitations were circulated (“2011 Consent”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2011 Consent, and the General Partner declared the 2011 Consent solicitation process concluded on June 30, 2011. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2012, and December 31, 2011, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2012 and December 31, 2011, accumulated amortization amounted to $93,966 and $72,428, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership's Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the vacant Phoenix, AZ property which formerly operated as China Super Buffet restaurant (“China Buffet”) or the formerly owned vacant Park Forest, IL (“Park Forest”) property) the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for the insurance, maintenance and any utilities related to the vacant property.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2012, nine of the Partnership’s thirteen Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 14% and 7%, respectively, of the total operating base rents reflected as of September 30, 2012.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three and nine month periods ended September 30, 2012. The carrying amount of the vacant Phoenix, AZ property was reduced by $540,118 during the second quarter of 2011.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three and nine month periods ended September 30, 2012 and the year ended December 31, 2011. See Note 12 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2012, approximately $5,919,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2012, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of September 30, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as China Buffet). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee's restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

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

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at September 30, 2012, classified as property held for sale in the condensed financial statements, was approximately $149,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,300 related to a security deposit, $300 related to rents and other receivables, $2,300 related to prepaid insurance, $1,400 related to accounts payable and accrued expenses and $11,400 related to property tax payable.

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

Per the Contract, closing was anticipated to occur prior to and up to 210 days out from the Contract execution date. Closing costs were estimated to be approximately $30,000.

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management had no measure of certainty that the Contract would close or if a specific and unique re-use of the now vacant property would materialize. Therefore, the $150,000 net book value for the vacant property at September 30, 2012, was its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions.

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

Discontinued Operations

During the three month periods ended September 30, 2012 and 2011, the Partnership recognized losses from discontinued operations of approximately $10,000 and $111,000, respectively. During the nine month period ended September 30, 2012 and 2011, the Partnership recognized losses from discontinued operations of approximately $33,000 and $623,000, respectively. The 2012 and 2011 losses from discontinued operations were attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of an Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

The components of properties held for sale in the balance sheets as of September 30, 2012 and December 31, 2011 are outlined below:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Balance Sheet:
Land	$157,360	$157,360
Buildings, net	26,631	26,631
Rents and other receivables	278	686
Utilities security deposit	9,260	9,260
Prepaid insurance	2,291	1,593
Accounts payable and accrued expenses	(1,411)	(2,295)
Property tax payable	(11,356)	(7,571)

Properties held for sale	$183,053	$185,664

The components of discontinued operations included in the condensed statement of income (loss) for the three and nine month periods ended September 30, 2012 and 2011 are outlined below:

	Three Month Period ended September 30, 2012	Three Month Period ended September 30, 2011	Nine Month Period ended September 30, 2012	Nine Month Period ended September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$11,758	$0	$64,241
Other income	0	0	2,500	1,176

Total Revenues	0	11,758	2,500	65,417

Expenses:
Insurance expense	698	152	2,078	152
Professional services	20	456	2,060	1,482
Property tax expense	3,785	2,887	11,356	6,199
Other property expenses	5,640	3,500	20,070	3,500
Marketing Expense	0	7,700	0	7,700
Property impairment write-downs	0	104,705	0	644,823
Depreciation	0	2,888	0	14,361
Amortization	0	0	0	10,379

Total Expenses	10,144	122,288	35,564	688,596

Net Loss from Discontinued Operations	$(10,144)	$(110,530)	$(33,064)	$(623,179)

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

The Partnership Agreement provides that (i) the "Distribution Quarter" is defined as the calendar quarter, and (ii) the distribution provisions are subordinate to the General Partner's share of distributions from Net Cash Receipts and Net Proceeds to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner can modify these provisions without a vote of the Limited Partners.

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

As of September 30, 2012, the aggregate minimum operating lease payments (including the aggregate total of the first through third quarters of 2012 collected revenues of $765,072) to be received under the current operating leases for the Partnership's properties are as follows:

Year ending December 31,
2012	$1,002,830
2013	892,500
2014	856,500
2015	826,500
2016	813,882
Thereafter	3,399,543

$7,791,755

Operating percentage rents included in operating rental income for the three month periods ended September 30, 2012 and 2011 were approximately $194,000 and $172,000, respectively. Operating percentage rents included in operating rental income for the nine month periods ended September 30, 2012 and 2011 were approximately $219,000 and $193,000, respectively. The percentage rents for 2012 and 2011 included percentage rent accruals for tenants who had reached their sales breakpoints. The 2011 percentage rents also included the amount related to the formerly owned Denny’s, Phoenix, AZ property, which was sold in November of 2011. Total operating percentage rents included in rental income from operations in 2011 were approximately $431,000. At September 30, 2012 and December 31, 2011, rents and other receivables included approximately $219,000 and $404,000, respectively, of unbilled percentage rents. As of September 30, 2012, all of the 2011 percentage rents had been billed and collected.

At September 30, 2012, six of the Properties are leased to Wendgusta, two of the Properties are leased to Wendcharles I, and one of the properties is leased to Wendcharles II. As of September 30, 2012, the three tenants’ operating base rents have accounted for approximately 53%, 14%, and 7%, respectively, of the total 2012 operating base rents to-date.

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

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2012 and 2011 of $40 and $259, respectively. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended September 30, 2012	Incurred for the Three Month Period ended September 30, 2011	Incurred for the Nine Month Period ended September 30, 2012	Incurred for the Nine Month Period ended September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$63,420	$61,466	$188,924	$183,507
Restoration fees	0	10	40	259
Overhead allowance	5,115	4,959	15,241	14,823
Other outsourced administrative fees	0	0	6,200	0
Lease Commissions	0	0	0	5,346
Reimbursement for out-of-pocket expenses	1,369	1,293	5,237	4,312
Cash distribution	1,102	1,065	1,546	1,777

	$71,006	$68,793	$217,188	$210,024

At September 30, 2012 and December 31, 2011, $1,102 and $1,757, respectively, was payable to the General Partner.

As of September 30, 2012 and December 31, 2011, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of September 30, 2012, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of September 30, 2012.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2012, Advisory Board Member, Jesse Small, owned beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Incurred for the Three Month Period ended September 30, 2012	Incurred for the Three Month Period ended September 30, 2011	Incurred for the Nine Month Period ended September 30, 2012	Incurred for the Nine Month Period ended September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2012 and December 31, 2011 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2012, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $201,783 of earnings has been credited to the Trust as of September 30, 2012. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. A net gain on the sale of approximately $29,000 was recognized in the Fourth Quarter of 2009. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning February 1, 2012). The property tax escrow cash balance held by the Partnership amounted to approximately $9,000 at September 30, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the nine month period ended September 30, 2012, nine note payments were received by the Partnership and totaled $18,368 in principal and $13,331 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three and nine month periods ended September 30, 2012 and 2011, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant, Phoenix, AZ Property

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of September 30, 2012 and December 31, 2011, for which a nonrecurring change in fair value was recorded during the fiscal year 2011 for the vacant Phoenix, AZ property.

	Carrying Value at September 30, 2012 and December 31, 2011
	Total	Level 1	Level 2	Level 3
Vacant Phoenix, AZ Property	$150,000	$—	$—	$150,000

Total properties	$150,000	$—	$—	$150,000

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment or held for sale. The fair value of these assets was determined by Management and incorporates Management's knowledge of comparable properties, past experience and future expectations.

There were no fair value adjustments in the three and nine month periods ended September 30, 2012. During the three and nine month periods ended September 30, 2011, losses of $644,823 were recorded and represented property impairment charges related to the vacant Phoenix, AZ property and formerly owned Denny’s, Phoenix, AZ property (sold in November 2011).

13. SUBSEQUENT EVENTS

Vacant Property, Phoenix, AZ

The sale was closed on October 22, 2012, resulting in net cash proceeds of $288,000, after third party commissions and other selling expenses, which is greater than the Property’s estimated fair value of $150,000 as of September 30, 2012.

Note Receivable, Panda Buffet

The Partnership amended the Note Receivable, dated November 12, 2009 with a balloon payment scheduled for November 12, 2012 in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Per the Loan amortization schedule, the monthly payments are to total $3,916 per month through October 2014.

Applebee’s Property, Columbus, OH

The Partnership waived the current 90 day notice period and allowed the tenant to exercise the first option to renew its lease for an additional two year period, effective November 1, 2012. The base rent will increase to $138,716 in the first year of the renewal period and to $141,490 in the second year. There are four remaining options to renew the lease for an additional two years, with the base rent to increase by 2% for each year of each option. The percentage rent breakpoint does not change.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect Management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership's lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for Limited Partners upon disposition of the Partnership’s assets.

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

Investment Properties

As of September 30, 2012, the Partnership owned property leased to thirteen fully constructed fast-food restaurants, which includes one vacant property in Phoenix, AZ that was reclassified to properties held for sale during the third quarter of 2011 (formerly operated as a China Super Buffet restaurant (“China Buffet”)). In addition, one property is located on a parcel of land that is subject to a ground lease. The twelve tenants are composed of the following: nine Wendy's restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The thirteen properties are located in a total of six states.

Property taxes, general maintenance, insurance and ground rent on the Partnership's Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Phoenix, AZ property, which formerly operated as China Buffet), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

There were no building improvements capitalized during the three month period ending September 30, 2012.

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

The following summarizes significant developments as of September 30, 2012, by property, for Properties with such developments.

Vacant Phoenix, AZ Property

The China Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management regained possession of the property in July and lease obligation charges ceased as of June 30, 2011.

The vacant property was reclassified to properties held for sale during the third quarter of 2011 upon the execution of the Agreement.

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at September 30, 2012, classified as property held for sale in the condensed financial statements, was approximately $149,000, which included $123,000 related to land, $27,000 related to building, net of accumulated depreciation, $9,300 related to a utilities security deposit, $300 related to rents and other receivables, $2,300 related to prepaid insurance, $1,400 related to accounts payable and accrued expenses and $11,400 related to property tax payable.

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

The sales Contract has various due diligence and feasibility periods, as well as additional extensions and Management has no measure of certainty that the Contract will close or if a specific and unique re-use of the now vacant property will materialize. Therefore, the $150,000 net book value for the vacant property at September 30, 2012, is its estimated fair value based on income capitalization calculations using historical capitalization rates (used by Management in relation to the property for annual Partnership Net Unit Valuations) applied to independently identified market rents, less known re-leasing costs such as estimated roof, parking lot and miscellaneous repairs, as well as leasing commissions. The estimated fair value is not necessarily what the Partnership will settle (sales price net of closing costs), within an actual arms length sales transaction of the vacant property.

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

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflects a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal is amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). As of September 30, 2012, the buyer was current on its 2012 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to approximately $9,000 at September 30, 2012, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,522 per month through October of 2012 and the balloon payment in November of 2012 is to total $232,777. The amortized principal payments yet to be received under the Buyer’s Note amounted to $253,247 as of December 31, 2011. During the nine month period ended September 30, 2012, nine note payments were received by the Partnership and totaled $18,368 in principal and $13,331 in interest.

Net Income

Net income for the three month periods ended September 30, 2012 and 2011 were approximately $276,000 and $162,000, respectively. Net income (loss) for the nine month periods ended September 30, 2012 and 2011 were approximately $386,000 and ($201,000), respectively. Net income per Limited Partnership Interest for the three month periods ended September 30, 2012 and 2011 were approximately $5.89 and $3.46 respectively. Net income (loss) per Limited Partnership Interest for the nine month periods ended September 30, 2012 and 2011 were approximately $8.26 and $(4.29), respectively.

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

Net income for the three and nine month periods ended September 30, 2012 and 2011 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2012 and 2011 was $286,000 and $272,000, respectively. Income from continuing operations for the nine month periods ended September 30, 2012 and 2011 was $420,000 and $423,000, respectively.

Three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011:

Operating Rental Income: Rental income for the three month periods ended September 30, 2012 and 2011 was approximately $449,000 and $428,000, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended September 30, 2012 and 2011 were approximately $12,000 and $15,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance is due primarily to an increase in management fees and state estimated income tax expenditures for 2012.

Professional services: Professional services expenses for the three month periods ended September 30, 2012 and 2011 were approximately $45,000 and $35,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily to increased professional and data processing fees related to the new XBRL requirements.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the three month periods ended September 30, 2012 and 2011 was approximately $0 and $250, respectively, and was comprised of small recoveries from former general partners.

Nine month period ended September 30, 2012 as compared to the nine month period ended September 30, 2011:

Operating Rental Income: Rental income for the nine month periods ended September 30, 2012 and 2011 was approximately $986,000 and $963,000, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

Insurance Expenses: Insurance expenses for the nine month periods ended September 30, 2012 and 2011 were approximately $4,000 and $5,000 respectively. The 2012 and 2011 insurance expenses were related to a general liability policy.

General and Administrative Expenses: General and administrative expenses for the nine month periods ended September 30, 2012 and 2011 were approximately $66,000 and $54,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses.

Professional Services: Professional services expenses for the nine month periods ended September 30, 2012 and 2011 were approximately $183,000 and $177,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily due to the timing of services performed related to audit and tax preparation (audit and tax preparation fees can only be accrued and expensed when incurred).

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the nine month periods ended September 30, 2012 and 2011 were approximately $1,000 and $6,000, respectively, and were comprised of small recoveries from former general partners. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month period ended September 30, 2012 and 2011, the Partnership recognized a loss from discontinued operations of approximately $10,000 and $111,000, respectively. During the nine month period ended September 30, 2012 and 2011, the Partnership recognized a loss from discontinued operations of approximately $33,000 and $623,000, respectively. The 2012 and 2011 loss from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property (sold in November of 2011) to properties held for sale upon the execution of the Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties.

Management anticipates that discontinued operating expenditures in 2012 may approximate at least $3,000 per month in relation to security and patrol, property tax and insurance, maintenance, and utilities for the vacant Phoenix, AZ property which is classified as property held for the sale in the balance sheets as of September 30, 2012. A summary of significant developments as of September 30, 2012, for the vacant Phoenix, AZ property can be found in Item 2, Properties.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2012 and 2011 were approximately $756,000 and $795,000, respectively The variance in cash provided by operating activities from 2012 to 2011 is primarily due to: (i) the 2011 percentage rents collected in the first quarter of 2012 were higher than the 2010 percentage rents collected in the first quarter of 2011 due to higher tenant sales reported and recorded for 2011 as compared to 2010; (ii) the timing of payment of vendor invoices; (iii) lower rental income collections in 2012 due to the vacancy of the Phoenix, AZ property (formerly operated as the Chinese Buffet) as of June 30, 2011, and the sale of the former Denny’s, Phoenix, AZ property in November of 2011; and (iv) higher property expense disbursements in 2012 (included in discontinued operations) in relation to the vacant Phoenix, AZ property.

Cash flows provided from (used in) investing activities for the nine month periods ended September 30, 2012 and 2011 were approximately $19,000 and $18,000, respectively. The 2012 and 2011 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and small recoveries from former general partners. An additional $241,113 in principal payments under the Buyer’s Note was scheduled to be received during 2012, however, the Partnership extended the Note Receivable for an additional two years (see Note 13 to condensed financial statements). Management anticipates that small recoveries from former general partners may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

For the nine month period ended September 30, 2012, cash flows used in financing activities was $1,057,000 and consisted of aggregate Limited Partner distributions of $1,055,000, which included approximately $444,000 in net sale proceeds from the November of 2011 sale of the Denny’s, Phoenix, AZ property and approximately $18,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $1,546. For the nine month period ended September 30, 2011, cash used in financing activities was $802,000 and consisted of aggregate Limited Partner distributions of $800,000, which included net sale proceeds of approximately $7,000 from the December of 2010 sale of the vacant Park Forest, IL property and approximately $17,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $1,777. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $490,000 at September 30, 2012. Cash of $230,000, including approximately $6,000 in Buyer’s Note principal and interest payments received, is anticipated to be used to fund the anticipated third quarter of 2012 aggregate distribution to Limited Partners in November of 2012, and cash of approximately $35,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership's Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, Management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of September 30, 2012, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2012 and the fiscal year ended December 31, 2011, which we believe is a good indication of overall tenant quality and stability. Only the Applebee’s, Columbus, OH lease is due to expire within 2012. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) rent charges ceased as of June 30, 2011. The property was reclassified to properties held for sale during the third quarter of 2011. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s thirteen properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2012 operating base rents to-date. As of September 30, 2012 there was approximately $219,000 in additional 2012 percentage rents recognized in operating rental income in relation to the Wendy’s properties, all of which were unbilled as of September 30, 2012. At December 31, 2011, additional 2011 percentage rents totaled approximately $419,000, of which $417,000 were unbilled and accrued in relation to the Wendy’s properties. Therefore, during the fiscal year 2011, the Partnership generated approximately 81% of its total operating revenues from the nine properties. Additionally, as of September 30, 2012, the nine Properties exceeded 69% of the Partnership’s total properties, both by asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining lease set to expire in November of 2016.

Since more than 69% of the Partnership's Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 25, 2011 and December 26, 2010. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibit 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2011 Annual Report on Form 10-K, filed with the SEC on April 16, 2012. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

Disposition Policies

Management intends to hold the Partnership Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell properties, Management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell properties at any particular time, except upon Partnership termination on November 30, 2020 or if Limited Partners holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2012, the Partnership’s Management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d – 15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 4.7 to the Partnership Annual Report on Form 10-K filed April 16, 2012, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed November 15, 2012, regarding the third quarter of 2012 distribution.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) Condensed Statement of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and (v) Notes to the Condensed Financial Statements.[1]

[1]

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Lynette L. DeRose
Lynette L. DeRose, Controller
(principal executive officer, principal financial officer and principal accounting officer of the Partnership)

Date: November 13, 2012