Form 10-K
period 2012-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2013-03-22
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Index to Exhibits located on page: 52 – 53

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (the “General Partner”, “TPG”, and “Management”). As of December 31, 2012, the Partnership had 1,652 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). At December 31, 2012, the Partnership owned twelve properties, located in a total of five states. The Properties are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants.

At December 31, 2012 nine of the twelve Properties were and continue to be leased to three Wendy’s Franchisee’s, with six of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these nine leases comprised approximately 75% of the total 2012 operating base rents. During 2012, additional percentage rents were also generated from these nine Wendy’s properties and totaled approximately $457,000. Additionally, the nine properties exceeded 75% of the Partnership’s total Properties, both by historical asset value and number. Eight of the nine Wendy’s leases are set to expire in November of 2021, with the remaining Wendy’s lease set to expire in November of 2016. See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005, then an additional three years to an expiration date of December 31, 2008, then an additional two years to an expiration date of December 31, 2010 and then an additional two years to an expiration date of December 31, 2012. Effective January 1, 2013, the PMA was renewed by TPG for the two-year period ending December 31, 2014. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty days written notice from TPG to the Limited Partners of the Partnership.

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

Original lease terms for the majority of the Properties are generally five to twenty years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (five percent to eight percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land and all improvements for all the Properties, except for the property leased to the franchisee of a Kentucky Fried Chicken restaurant (“KFC”) in Santa Fe, New Mexico. KFC is located on land, where the Partnership has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property.

The Partnership owned the following Properties as of December 31, 2012:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None
12/22/88	Wendy’s (6) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	77,280	11-6-2021	(2)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	66,000	05-31-2014	None
12/29/89	Wendy’s (7) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	Thomas & King, Inc.	1,434,434	139,178	10-31-2014	(4)

			$8,571,728	$1,031,678

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.
(2)	The tenant has the option to extend the lease two additional periods of five years each.

(3)	The tenant has the option to extend the lease an additional period of five years.
(4)	The tenant has the option to extend the lease four additional periods of two years each.
(5)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(6)	One of the twelve Properties owned as of December 31, 2012 was leased to Wendcharles II. Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2012 and December 25, 2011. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.2.
(7)	Six of the twelve Properties owned as of December 31, 2012 were leased to Wendgusta. Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2012 and December 25, 2011. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.0.
(8)	Two of the twelve Properties owned by the Partnership as of December 31, 2012 were leased to Wendcharles I. Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2012 and December 25, 2011. Those reviewed financial statements are attached to this Annual Report 10-K as Exhibit 99.1.

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

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700 which included $123,369 related to land , $26,631 related to building, $700 related rents and other receivables, $9,300 related to utilities security deposit, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The sale was closed on October 22, 2012, resulting in net cash proceeds of $293,000, after third party commissions and other selling expenses, which is greater than the Property’s estimated fair value of $150,000 as of September 30, 2012. The carrying amount of the property was increased by $142,747 during the fourth quarter of 2012 to reflect the net proceeds of the sale.

Formerly Owned Denny’s Restaurant- Phoenix, AZ Property

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

During the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the Denny’s, Phoenix, AZ property and the vacant Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The Agreement was set to terminate upon the later of 30 days after the Live Outcry Auction, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public

The carrying amount of the Denny’s, Phoenix, AZ property was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the fiscal year 2011.

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

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston (the “County”) made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic.

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County filed condemnation proceedings on October 12, 2011, which in effect permits the County to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles I, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. As the Partnership continues to dispute the Initial Offer as fair value of the land acquisition, mediation between the Partnership and the County was scheduled for February 1, 2013. The County was to have provided an updated appraisal of the taking prior to the mediation date to incorporate the value impact of eliminating one of the two access drives among other unique impacts not previously addressed in the initial appraisal. However, the appraisal was not completed and the February 1, 2013 mediation was cancelled. Mediation was subsequently held on March 15, 2013 with no settlement achieved. The jury trial date is set for the week of March 25, 2013. Our counsel has advised that it is unlikely the trial will occur as scheduled. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

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

Beginning in December of 2005, Management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2012, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled approximately $25,000 and were included in property tax payable in the Partnership’s condensed balance sheets.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was executed with the Applebee’s restaurant occupying the property located in Columbus, OH on November 4, 2009. The Amendment, effective as of November 1, 2009, provides for an annual base rent of $135,996 and was set to expire on October 31, 2012. The Amendment also increased the percentage rent sales breakpoint from $1,500,000 to $2,300,000 and decreased the additional percentage rent from 7% to 5%.

The Partnership waived the current 90 day notice period and allowed the tenant to exercise the first option to renew its lease for an additional two year period, effective November 1, 2012. The base rent increases to $138,716 in the first year of the renewal period and to $141,490 in the second year. There are four remaining options to renew the lease for an additional two years, with the base rent to increase by 2% for each year of each option. The percentage rent breakpoint does not change.

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

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2012, the buyer was current on its 2012 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $12,600 at December 31, 2010, and in January of 2011,

$10,800 of the property tax escrow was relinquished to the Buyer upon proof of payment of the 2010 property tax to the taxing authority. The property tax escrow cash balance held by the Partnership amounted to approximately $2,000 at December 31, 2011, after the $10,800 payment of the 2011 property tax to the taxing authority by the Partnership in October of 2011. The property tax escrow cash balance held by the Partnership amounted to approximately $150 as December 31, 2012, after the $10,800 payment of the 2012 property taxes in December 2012 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $197,292 as of December 31, 2012. During the year ended December 31, 2012, twelve note payments were received by the Partnership and totaled $55,955 in principal and $17,369 in interest.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2012, there were 1,652 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the Limited Partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2012 and 2011, $1,285,000 and $1,030,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $2,878 and $3,081 in 2012 and 2011, respectively.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investment Properties

As of December 31, 2012, the Partnership owned twelve fully constructed fast-food restaurants. In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The twelve properties are located in a total of five states.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during 2012 or 2011.

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

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. The sale was closed on October 22, 2012, resulting in net cash proceeds of $293,000, after third party commissions and other selling expenses, which is greater than the Property’s estimated fair value of $150,000 as of September 30, 2012. The carrying amount of the property was increased by $142,747 during the fourth quarter of 2012 to reflect the net proceeds of the sale.

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

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston (the “County”) made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic.

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County filed condemnation proceedings on October 12, 2011, which in effect permits the County to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles I, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. As the Partnership continues to dispute the Initial Offer as fair value of the land acquisition, mediation between the Partnership and the County was scheduled for February 1, 2013. The County was to have provided an updated appraisal of the taking prior to the mediation date to incorporate the value impact of eliminating one of the two access drives among other unique impacts not previously addressed in the initial appraisal. However, the appraisal was not completed and the February 1, 2013 mediation was cancelled. Mediation was subsequently held on March 15, 2013 with no settlement achieved. The jury trial date is set for the week of March 25, 2013. Our counsel has advised that it is unlikely the trial will occur as scheduled. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Formerly Owned Park Forest, IL property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

Further Information

A summary of significant developments as of December 31, 2012, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $862,000, $276,000, and $815,000, respectively. Net income per Limited Partnership Interest for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $18.44, $5.90, and $17.43, respectively.

The variance is primarily due to the second quarter of 2011 vacancy of the former China Super Buffet, Phoenix, AZ property and its reclassification to properties held for sale during the third quarter of 2011, the 2010 and 2011 lease modifications related to the Denny’s, Phoenix, AZ property , the third quarter of 2011 reclassification of the Denny’s, Phoenix, AZ property to properties held for sale and the fourth quarter of 2011 sale of the property. The 2011 net income includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property. The 2012 net income also includes the fiscal year 2012 property impairment write up of $142,747.

Net income for the fiscal years ended December 31, 2012, 2011 and 2010 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $755,000, $754,000, and $761,000, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2012, 2011 and 2010 variances.

Fiscal year ended December 31, 2012 as compared to fiscal years ended December 31, 2011 and 2010:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $1.49 million, $1.46 million, and $1.43 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to operating tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The 2012 to 2011 and 2010 variance is due to an overall increase in reported 2012 and 2011 sales for tenants who had reached their sales breakpoint.

Management expects total base operating rent revenues to be approximately $1 million for the year 2013 based on operating leases currently in place. Future operating rent revenues may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in 2012, 2011, and 2010 were approximately $465,000, $431,000, and $398,000, respectively. Management expects the 2013 percentage rents to be about 6% higher than 2012.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $6,000, $6,000 and $29,000, respectively. The 2012 and 2011 insurance expense was comprised of general liability insurance and the 2010 insurance expense was comprised of aggregate property insurance (back-up policies for unexpected vacancy or tenant lapses) and general liability insurance. The Partnership did not purchase additional property insurance in the fourth quarter of 2010 for the aggregate of the Properties for the 2010/2011 insurance year. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For 2013, Management expects operating insurance expense to be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2013/2014 insurance year, which is expected to be paid in the fourth quarter of 2013.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $82,000, $63,000 and $66,000, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance in general and administrative expenses is primarily due to the overpayment of 2010 estimated state tax expenditures, which made income tax expense much lower in

2011, and then 2012 was somewhat higher than 2010. Lower printing and mailing expenditures were incurred in 2012 and 2011 as the 2010 and 2011 Annual Reports on Form 10-K were posted to the Partnership website for viewing and printing. Hard copies were only mailed to an investor upon request. Also, the 2011 Consent Statement materials were posted to the Partnership website in the second quarter of 2011 and hard copies were only mailed upon request. Management expects the total 2013 operating general and administrative expenses to potentially be slightly higher than the 2012 expenses, primarily due to increased postage rates and higher management fees offset by lower outsourced XBRL service fees.

Professional services: Professional services expenses for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $228,000, $226,000, and $178,000, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the SEC mandated XBRL financial statement conversion and filing requirements for the Partnership beginning in the second quarter of 2011, the 2011 and 2009 Consents and related SEC filings, and additional electronic state income tax filings in 2011 and 2012. Management anticipates that the total 2013 operating professional services expenses will be higher than 2012 due primarily to the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership beginning in the second quarter of 2012.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $17,000, $19,000 and $21,000, respectively. The interest income was comprised of interest income associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. Management expects 2013 note receivable interest income to approximate $13,000 in 2013. See Item 2, Properties for further information.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $1,000, $7,000, and $12,000, respectively, and were comprised of unexpected small recoveries from former general partners in connection with the misappropriation of assets by the former general partners and their affiliates. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2012, 2011 and 2010, the Partnership recognized income (loss) from discontinued operations of approximately $107,000, ($478,000), and $54,000, respectively. The 2012, 2011 and 2010 income (loss) from discontinued operations was attributable to the third quarter of 2012 impairment adjustments of $142,747 due to the sale of the Vacant Phoenix, AZ property, the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreements with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations also includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property, and the fourth quarter of 2011 loss of approximately $1,000 in relation to the sale of the Denny’s, Phoenix, AZ property. The 2010 income from discontinued operations was attributable to the fourth Quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant land to a property held for sale due to the pending eminent domain acquisition of the land by the County of Charleston for Right of Way for planned road improvements and the third quarter of 2010 reclassification of the vacant Park Forest property to a property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property. See the components of discontinued operations included in the statements of income for the years ended December 31, 2012, 2011 and 2010 in Note 3 Investment Properties and Properties Held for Sale.

Management anticipates that discontinued operating expenditures in 2013 should approximate $0, since no additional properties are expected to be classified as property held for the sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $871,000, $907,000 and $1.01 million. The ten percent decrease in operating cash flows from 2010 to 2012 was significantly impacted by the loss of rental income from the vacancy of the Phoenix, AZ property beginning in July, 2011 and continuing through October 2012 when the property was sold. Property taxes paid in 2010 were $5,000 compared to $10,000 in 2011 and $13,000 in 2012. Additionally, vacant tenant expenses increased from approximately $2,000 in 2010 to $10,000 in 2011 and $16,000 in 2012. Legal, audit, and data processing fees have increased from an aggregate $186,000 to $230,000 over the same timeframe due to the additional expense of the SEC mandated XBRL financial statement filing requirements in 2011 and 2012. Lastly, although percentage rent collections were higher in 2012 and 2011 than 2010, base rents have decreased due to the vacancy and eventual sale of both the Denny’s and former China Buffet, both located in Phoenix, AZ.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the Limited Partners.

Cash flows from investing activities for the fiscal years ended December 31, 2012, 2011 and 2010 were approximately $341,000, $469,000, and $40,000, respectively. The 2012 amount was comprised of $293,000 in net proceeds from the sale of the Vacant, Phoenix, AZ property, small recoveries from former general partners, and the receipt of approximately $55,000 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment in relation to the Applebee’s, Columbus, OH property. The 2011 amount was comprised of $444,000 in net proceeds from the sale of the Denny’s, Phoenix, AZ property, small recoveries from former general partners, the receipt of approximately $23,000 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment in relation to the Daytona’s, Des Moines, IA property. The 2010 amount was comprised of small recoveries from former general partners, the receipt of approximately $21,000 in note receivable principal payments from the Buyer’s Note, and approximately $7,000 in net sale proceeds from the December of 2010 sale of the vacant Park Forest property.

During 2013, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total approximately $34,000. The Partnership does not anticipate paying any leasing commissions in 2013.

For the fiscal year ended December 31, 2012, cash flows used in financing activities were approximately $1.288 million and consisted of aggregate Limited Partner distributions of $1.28 million (included $55,000 in Buyer’s Note principal payments received), and General Partner distributions of $2,878. For the fiscal year ended December 31, 2011, cash flows used in financing activities were approximately $1.033 million and consisted of aggregate Limited Partner distributions of $1.03 million (included $23,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,081. For the fiscal year ended December 31, 2010, cash flows used in financing activities were approximately

$1.18 million and consisted of aggregate Limited Partner distributions of $1.18 million (included net sale cash proceeds of approximately $128,000 from the installment sale of the Panda Buffet property in November of 2009 and $19,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,260. Both Limited Partner and General Partner distributions have been and will continue to be made in accordance with the Partnership Agreement. Management anticipates that aggregate Limited Partner distributions could be approximately $950,000 during 2013, which includes the $293,000 in net sale proceeds from the sale of the Vacant, Phoenix, AZ property during the fourth quarter of 2012.

Liquidity and Capital Resources

The Partnership’s cash balance was approximately $696,000 at December 31, 2012. Cash of $550,000, which includes the approximately $293,000 in net sale proceeds from the October of 2012 sale of the Vacant, Phoenix, AZ property and approximately $38,000 in Buyer’s Note principal and interest payments received, will be used to fund the fourth quarter of 2012 aggregate distribution to Limited Partners in February of 2013, and cash of approximately $24,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of December 31, 2012 and 2011, the current twelve Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2012 and 2011, which we believe is a good indication of overall tenant quality and stability. There are no leases due to expire within 2013. The vacant Phoenix, AZ property (China Buffet ceased operations and vacated the Phoenix, AZ property in late June of 2011) and rent charges ceased as of June 30, 2011. The property was sold during the fourth quarter of 2012. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s twelve properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2012 operating base rents included in operating rental income. As of December 31, 2012, additional 2012 percentage rents totaled approximately $465,000, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2012, the Partnership generated approximately 82% of its total operating revenues from the nine properties. During 2011, additional 2011 percentage rents totaled approximately $419,000, of which $417,000 were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2011, the Partnership generated approximately 81% of its total operating revenues from the nine properties. The 2011 percentage rents were both billed and fully collected as of December 31, 2012. Additionally, as of December 31, 2012, the nine Properties exceeded 75% of the Partnership’s total properties, both by asset value and number. Six of the nine Wendy’s leases are set to expire in November of 2021, with the remaining three leases set to expire in November of 2016.

Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenant’s may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided it with a copy of their reviewed financial statements for the fiscal years ended December 30, 2012 and December 25, 2011. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibit 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2012 Annual Report on Form 10-K. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 31% of operating rental income for the fiscal year ended December 31, 2012, 30% of operating rental income for the fiscal year ended December 31, 2011, and 29% for the fiscal year ended December 31, 2010. If, however, inflation causes operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To the Partners

DiVall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2012 and 2011 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules of DiVall Insured Income Properties 2 Limited Partnership listed in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiVall Insured Income Properties 2 Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ McGladrey LLP

Chicago, Illinois

March 22, 2013

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2012 and 2011

ASSETS

	December 31,	December 31,
	2012	2011
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,834,881)	(3,684,775)

Net investment properties	$4,149,936	$4,300,042

OTHER ASSETS:
Cash	$696,132	$771,250
Cash held in Indemnification Trust (Note 9)	452,094	451,961
Property tax cash escrow	25,427	28,130
Rents and other receivables	465,406	430,048
Property held for sale (Note 3)	33,991	185,664
Deferred rent receivable	1,971	1,767
Prepaid insurance	4,902	4,910
Deferred charges, net	201,499	221,789
Note receivable (Note 11)	197,292	253,247

Total other assets	$2,078,714	$2,348,766

Total assets	$6,228,650	$6,648,808

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2012 and 2011

LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	December 31,
	2012	2011
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,239	$14,586
Property tax payable	25,431	28,134
Due to General Partner (Note 6)	1,332	1,757
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$125,442	$119,917

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income	$323,742	$315,120
Cumulative cash distributions	(134,830)	(131,952)

	$188,912	$183,168

Limited Partners (46,280.3 interests outstanding at December 31, 2012 and 2011)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	38,416,325	37,562,752
Cumulative cash distributions	(71,020,268)	(69,735,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$5,914,296	$6,345,723

Total partners’ capital	$6,103,208	$6,528,891

Total liabilities and partners’ capital	$6,228,650	$6,648,808

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
OPERATING REVENUES:
Rental income (Note 5)	$1,489,160	$1,456,112	$1,425,617

TOTAL OPERATING REVENUES	$1,489,160	$1,456,112	$1,425,617

EXPENSES:
Partnership management fees (Note 6)	252,344	244,943	241,579
Restoration fees (Note 6)	40	299	497
Insurance	5,890	5,892	29,105
General and administrative	82,515	63,355	65,594
Advisory Board fees and expenses	10,500	10,500	10,500
Professional services	227,589	226,482	177,514
Personal property taxes	820	820	820
Depreciation	150,106	150,106	150,106
Amortization	28,695	29,021	29,242

TOTAL OPERATING EXPENSES	758,499	731,418	704,957

OTHER INCOME
Other interest income	2,031	2,462	2,638
Note receivable interest income (Note 11)	17,370	19,273	20,876
Other income	3,642	240	3,904
Recovery of amounts previously written off (Note 2)	1,000	7,464	12,429

TOTAL OTHER INCOME	24,043	29,439	39,847

INCOME FROM CONTINUING OPERATIONS	754,704	754,133	760,507
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 3)	107,491	(478,490)	54,496

NET INCOME	$862,195	$275,643	$815,003

NET INCOME- GENERAL PARTNER	$8,622	$2,756	$8,150
NET INCOME- LIMITED PARTNERS	853,573	272,887	806,853

	$862,195	$275,643	$815,003

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$16.14	$16.13	$16.27
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$2.30	($10.23)	$1.16

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$18.44	$5.90	$17.43

The accompanying notes are an integral part of these financial statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2012, 2011 and 2010

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2009	304,214	(125,611)	178,603	39,358,468	36,483,012	(67,530,268)	(840,229)	7,470,983	7,649,586
Cash Distributions ($25.39 per limited partnership interest)		(3,260)	(3,260)			(1,175,000)		(1,175,000)	(1,178,260)
Net Income	8,150		8,150		806,853			806,853	815,003

BALANCE AT DECEMBER 31, 2010	312,364	(128,871)	183,493	39,358,468	37,289,865	(68,705,268)	(840,229)	7,102,836	7,286,329
Cash Distributions ($22.26 per limited partnership interest)		(3,081)	(3,081)			(1,030,000)		(1,030,000)	(1,033,081)
Net Income	2,756		2,756		272,887			272,887	275,643

BALANCE AT DECEMBER 31, 2011	315,120	(131,952)	183,168	39,358,468	37,562,752	(69,735,268)	(840,229)	6,345,723	6,528,891
Cash Distributions ($27.77 per limited partnership interest)		(2,878)	(2,878)			(1,285,000)		(1,285,000)	(1,287,878)
Net Income	8,622		8,622		853,573			853,573	862,195

BALANCE AT DECEMBER 31, 2012	$323,742	($134,830)	$188,912	$39,358,468	$38,416,325	($71,020,268)	($840,229)	$5,914,296	$6,103,208

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$862,195	$275,643	$815,003
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	178,801	203,868	209,284
Recovery of amounts previously written off	(1,000)	(7,464)	(12,429)
Property impairment write-(up) down	(142,747)	494,822	0
Net loss (gain) on disposal of assets	0	1,227	(6,562)
Interest applied to Indemnification Trust account	(133)	(574)	(740)
(Increase) Decrease in rents and other receivables	(25,412)	(36,081)	(9,003)
Decrease (Increase) in property tax cash escrow	2,703	12,287	(14,888)
Decrease (Increase) in prepaid insurance	1,601	(1,034)	22,543
(Increase) Decrease in deferred rent receivable	(204)	10,450	5,760
Increase (Decrease) in accounts payable and accrued expenses	6,358	(3,217)	6,952
Decrease in property tax payable	(10,274)	(24,383)	(1,445)
(Decrease) Increase in due to General Partner	(425)	(68)	6
Decrease in security deposits	0	(18,000)	0
Net cash from operating activities	871,463	907,476	1,014,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	292,747	443,773	6,562
Note receivable, principal payment received	55,955	22,991	21,388
Payment of leasing commissions	(8,405)	(5,346)	0
Recoveries from former General Partner affiliates	1,000	7,464	12,429

Net cash from investing activities	341,297	468,882	40,379

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,285,000)	(1,030,000)	(1,175,000)
Cash distributions to General Partner	(2,878)	(3,081)	(3,260)

Net cash used in financing activities	(1,287,878)	(1,033,081)	(1,178,260)

NET (DECREASE) INCREASE IN CASH	(75,118)	343,277	(123,400)
CASH AT BEGINNING OF YEAR	771,250	427,973	551,373

CASH AT END OF YEAR	$696,132	$771,250	$427,973

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2012, the Partnership owned twelve Properties, which are located in a total of five states.

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

As of December 31, 2012 and 2011 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2012 and 2011, accumulated amortization amounted to $101,123 and $72,428, respectively. Fully amortized deferred charges of $57,300, including related accumulated amortization, were removed from the condensed balance sheets as of September 30, 2011.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant, which is located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, a Kentucky Fried Chicken restaurant franchisee (“KFC”), is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of December 31, 2012, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 14% and 8%, respectively, of the total 2012 operating base rents reflected for the fiscal year ended December 31, 2012.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the formerly owned Denny’s Phoenix, AZ property (property was sold on November 23, 2011) was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the third quarter of 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The carrying amount of the Vacant, Phoenix, AZ property was increased by $142,747 to its estimated fair value less estimated costs to sell of $293,000 during the fourth quarter of 2012. There were no adjustments to carrying values for the fiscal year ended December 31, 2010.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2012 and 2011. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2012 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2012 financial statements by approximately $6,777,164.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Net income, per statements of income	$862,195	$275,643	$815,003
Book to tax depreciation difference	(24,201)	(26,249)	(31,622)
Tax over (under) Book gain from asset disposition	(230,437)	(120,194)	(293,243)
Straight line rent adjustment	(204)	10,450	5,760
Penalties	242	9	0
Prepaid rent	0	0	0
Impairment write-down of assets held	(142,747)	494,822	0

Net income for tax reporting purposes	$464,848	$634,481	$495,898

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2012, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2012, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2012, the Partnership owned twelve fully constructed fast-food restaurant facilities. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The twelve properties are located in a total of five states.

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

The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The net book value of the vacant, Phoenix, AZ property at December 31, 2011, classified as property held for sale in the condensed financial statements, was approximately $151,700, which included $123,369 related to land, $26,631 related to building, $9,300 related to a security deposit, $700 related to rents and other receivables, $1,600 related to prepaid insurance, $2,300 related to accounts payable and accrued expenses and $7,600 related to property tax payable.

A contract (“Contract”) to sell the vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The potential buyer provided an earnest money deposit of $25,000, which is held by an independent escrow company. The sale was closed on October 22, 2012, resulting in net cash proceeds of $293,000, after third party commissions and other selling expenses, which is greater than the Property’s estimated fair value of $150,000 as of September 30, 2012. The carrying amount of the property was increased by $142,747 during the fourth quarter of 2012 to reflect the net proceeds of the sale.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston (the “County”) made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The proposed land purchase is for “Right of Way” for planned road improvements. Unfortunately, the plan provides for the relocation of ingress and egress that could make the operations of the Wendy’s restaurant uneconomic.

In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County filed condemnation proceedings on October 12, 2011, which in effect permits the County to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The County deposited the Initial Offer of $177,000 with the Charleston County Clerk of Court as is required under South Carolina law. The Partnership had until November 11, 2011, to reject the Initial Offer (“Tender of Payment”) for the purchase of the property. The Partnership rejected the Tender of Payment; however, the Initial Offer is still valid during the period the Partnership disputes the County’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles I, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. As the Partnership continues to dispute the Initial Offer as fair value of the land acquisition, mediation between the Partnership and the County was scheduled for February 1, 2013. The County was to have provided an updated appraisal of the taking prior to the mediation date to incorporate the value impact of eliminating one of the two access drives among other unique impacts not previously addressed in the initial appraisal. However, the appraisal was not completed and the February 1, 2013 mediation was cancelled. Mediation was subsequently held on March 15, 2013 with no settlement achieved. The jury trial date is set for the week of March 25, 2013. Our counsel has advised that it is unlikely the trial will occur as scheduled. Management will continue to actively work with legal counsel and Wendcharles I to facilitate a settlement with the County of Charleston and the re-engineering of the County’s plans to preserve the viability of the site for Wendy’s operational use. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Formerly Owned and Vacant Park Forest, IL Property

The Partnership had been unsuccessful in finding a new tenant for the vacant Park Forest property, and on December 31, 2009, the carrying value of this property had been written down to $0. The property was then sold to an unaffiliated party in December of 2010 for a gross sales price of $7,000.

Discontinued Operations

During the fiscal years ended December 31, 2012, 2011 and 2010, the Partnership recognized income (loss) from discontinued operations of approximately $107,000, ($478,000), $55,000, respectively. The 2012, 2011 and 2010 income (loss) from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties. The 2012 income from discontinued operations includes the fiscal year 2012 property impairment write up of $142,747 related to the sale of the Vacant Phoenix, AZ property. The 2011 loss from discontinued operations includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property, and the 2011 loss of approximately $1,000 on the fourth quarter of 2011 sale of the Denny’s, Phoenix, AZ property. The 2010 income from discontinued operations was attributable to the fourth quarter of 2010 reclassification of a small strip of the Wendy’s- Mt. Pleasant land to a property held for sale due to the pending eminent domain acquisition of the land by the County of Charleston for Right of Way for planned road improvements and the third quarter of 2010 reclassification of the vacant Park Forest property to a property held for sale upon the execution of the Agency and Marketing Agreement in August. The 2010 income from discontinued operations includes the fourth quarter net gain of approximately $7,000 on the sale of the Park Forest property.

The components of property held for sale in the balance sheets as of December 31, 2012 and 2011 are outlined below:

	December 31,	December 31,
	2012	2011
Balance Sheet:
Land	$33,991	$157,360
Buildings, net	0	26,631
Rents and other receivables	0	686
Utilities security deposit	0	9,260
Prepaid insurance	0	1,593
Accounts payable and accrued expenses	0	(2,295)
Property tax payable	0	(7,571)

Properties held for sale	$33,991	$185,664

The components of discontinued operations included in the statements of income for the years ended December 31, 2012, 2011 and 2010 are outlined below:

	December 31,	December 31,	December 31,
	2012	2011	2010
Revenues
Rental Income	$0	$70,417	$106,510
Other Income	2,500	1,204	0

Total Revenues	2,500	71,621	106,510

Expenses
Insurance	2,555	1,183	505
General and Administrative	0	659	946
Professional services	2,060	3,632	14,486
Property tax expense	12,546	9,985	5,035
Maintenance expense	15,745	10,012	4,162
Property impairment write-(up) down	(142,747)	494,822	0
Depreciation	0	14,361	22,946
Amortization	0	10,380	6,990
Other expenses	4,850	3,850	3,506

Total (Income) Expenses	(104,991)	548,884	58,576

Net (Income) Loss from Rental Operations	($107,491)	$477,263	($47,934)
Net (Loss) Gain on Sale of Properties	0	(1,227)	6,562

Net Income (Loss) from Discontinued Operations	$107,491	($478,490)	$54,496

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

As of December 31, 2012, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2013	$1,031,678
2014	974,409
2015	826,500
2016	813,882
2017	742,380
Thereafter	2,657,163

$7,046,012

Operating percentage rents included in operating rental income in 2012, 2011, and 2010 were approximately $465,000, $431,000, and $398,000, respectively. At December 31, 2012, rents and other receivables included $465,000 of unbilled operating percentage rents. As of December 31, 2011, rents and other receivables included $429,000 of unbilled operating percentage rents. The $47,000 in 2011 percentage rents included in discontinued operating rental income had been billed and collected from the Denny’s, Phoenix, AZ “(Denny’s) property. As of December 31, 2012, all of the 2011 percentage rents had been billed and collected.

At December 31, 2012, six of the Properties are leased to Wendgusta, two of the Properties are leased to Wendcharles I, and one of the properties is leased to Wendcharles II. The three tenants operating base rents have accounted for approximately 53%, 14% and 8%, respectively, of the total 2012 operating base rents.

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

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2012, 2011 and 2010 of $40, $299, and $479, respectively. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2012, 2011, and 2010, are as follows:

	Incurred for the	Incurred for the	Incurred for the
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
General Partner
Management fees	$252,344	$244,943	$241,579
Restoration fees	40	299	497
Overhead allowance	20,356	19,782	19,524
Advisory fee on sale	0	14,250	0
Outsourced XBRL Fees	6,200	0	0
Leasing commissions	8,405	5,346	0
Reimbursement for out-of-pocket expenses	6,849	5,822	5,273
Cash distribution	2,878	3,081	3,260

	$297,072	$293,523	$270,133

At December 31, 2012 and 2011 $1,332 and $1,757, respectively, was payable to the General Partner, which primarily represented the applicable year’s fourth quarter distribution.

Due to the Denny’s lease modifications, approximately $1,200 of the $4,000 lease commission paid in 2009 to the General Partner was reimbursed to the Partnership in May of 2011 and is included in other income from discontinued operations in the condensed statements of income.

As of December 31, 2012, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2012, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. As of December 31, 2012, Advisory Board Member, Jesse Small, is a greater than ten percent beneficial unit holder. Amounts paid to Mr. Small for the fiscal years ended December 31, 2012, 2011, and 2010 are as follows:

	Incurred for the Year ended December 31, 2012	Incurred for the Year ended December 31, 2011	Incurred for the Year ended December 31, 2010
Advisory Board Fees paid	$3,500	$3,500	$3,500

	$3,500	$3,500	$3,500

At December 31, 2012 and 2011, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnership’s were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2012, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,094 of earnings has been credited to the Trust as of December 31, 2012. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there was no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2012, the buyer was current on its 2012 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to approximately $150 as December 31, 2012, after the $10,800 payment of the 2012 property taxes in December 2012 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $197,292 as of December 31, 2012. During the year ended December 31, 2012, twelve note payments were received by the Partnership and totaled $55,955 in principal and $17,370 in interest.

The aggregate amortized principal payments yet to be received under the Buyers Note for the next two years are as follows:

Year ending December 31,
2013	$33,801
2014	$163,491

$197,292

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2012 and 2011, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant and formerly owned Denny’s, Phoenix, AZ Properties

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the fair valuation hierarchy (as described above) as of December 31, 2012 and 2011, for which a nonrecurring change in fair values were recorded during the fiscal year 2011 for the formerly owned Denny’s, Phoenix, AZ property (sold on November 23, 2011) and the fiscal year 2012 for the vacant Phoenix, AZ property (sold on October 22, 2012).

					Incurred for the Year Ended	Incurred for the Year Ended
	Carrying Value at December 31, 2012				December 31, 2012	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains	Total (Losses)
Formerly owned Denny’s, Phoenix, AZ property	$—	$—	$—	$—	$0	$(104,705)
Formerly owned, Vacant Phoenix, AZ Property	0	—	—	0	142,747	(390,117)

Total properties	$0	$—	$—	$0	$142,747	$(494,822)

Investment property measured at fair value on a nonrecurring basis relates to land, building and improvements that were held for investment or held for sale. In 2012, a gain of $142,747 represents the property impairment adjustment related to the sale of the Vacant, Phoenix, AZ property. Losses of $494,822 represent property impairment charges related to the vacant Phoenix, AZ property and the formerly owned Denny’s, Phoenix, AZ property recorded during the fiscal year 2011. The fair value of these assets was determined by Management and incorporates Management’s knowledge of comparable properties, past experience and future expectations.

13. SUBSEQUENT EVENTS

Limited Partner Distributions

On February 15, 2013, the Partnership made distributions to the Limited Partners of $550,000, which amounted to $11.88 per Interest.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Controls and Procedures

As of December 31, 2012, the Partnership’s Management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2012, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

This Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules in the Dodd Frank Act that permit the Partnership to provide only management’s report in this Annual Report.

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

Bruce A. Provo, Age 62—President, Founder and Director, TPG.

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

Jesse Small—CPA. Mr. Small has been a tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner representing the Partnership’s Partners. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

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

As of December 31, 2012, Jesse Small was a beneficial owner of more than 10% of the Partnership Interests. Twelve outsider Form 4’s, which included 26 transactions with respect to 2011 and 2012 were filed late by Jesse Small in 2012. Six outsider Form 4’s, which included 16 transactions with respect to 2011, were filed late by Jesse Small in 2011and 2012. An outsider Form 3, due in April 2010, was filed late in June 2010 by Jesse Small.

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

(a) The following table sets forth certain information with respect to such beneficial ownership as of December 31, 2012. Based on information known to the Partnership and filed with the SEC, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned(2)	Percentage of Interests Outstanding(1)
Limited Partnership Interests	Jesse Small (3) 401 NW 10th Terrace Hallandale, FL 33009	6,246.05	13.50%

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2012.
(2)	Based on Form 4’s filed with the SEC in February of 2013.
(3)	Jesse Small may be deemed to beneficially own with such voting and investment power the Interests listed in the table above.

(b) As of December 31, 2012, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of December 31, 2012.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Permanent Manager Agreement (“PMA”). See Item 13 below for further information.

Item 13.	Certain Relationships and Related Transactions

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2012, the minimum annual Base Fee and the maximum Expense reimbursement increased by 3.16% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2012, the minimum monthly Base Fee paid by the Partnership was raised to $21,140 and the maximum monthly Expense reimbursement was raised to $1,705.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005, an additional three years to an expiration date of December 31, 2008, an additional two years to an expiration date of December 31, 2010, and then an additional two years to an expiration date of December 31, 2012. Effective January 1, 2013, the PMA was renewed by TPG for the two-year period ending December 31, 2014. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to Management and its affiliates in 2012 and 2011:

The Provo Group, Inc.:

	Incurred for the	Incurred for the
	Year ended December 31,	Year ended December 31,
	2012	2011
Management fees	$252,344	$244,943
Restoration fees	40	299
Overhead allowance	20,356	19,782
Advisory Fee on Sale	0	14,250
Outsourced XBRL Fees	6,200	0
Leasing commissions	8,405	5,346
Direct Cost Reimbursement	6,849	5,822
Cash Distributions	2,878	3,081

	$297,072	$293,523

Item 14.	Principal Accounting Firm Fees and Services

Audit Fees

Aggregate billings during the years 2012 and 2011 for audit and interim review services provided by the Partnership’s principal accounting firm, McGladrey LLP (“McGladrey”), to the Partnership, amounted to $73,003 and $68,772, respectively.

Audit-Related Fees

For the years ended December 31, 2012 and 2011, McGladrey did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during 2012 and 2011 were $25,750 and $26,000, respectively. Through November of 2011, tax services were provided by RSM McGladrey, Inc. (“RSM”), which operated under an alternative practice structure with McGladrey. Subsequent to November of 2011, tax compliance services are provided by McGladrey.

All Other Fees

For the years ended December 31, 2012 and 2011, McGladrey did not perform any management consulting or other services for the Partnership.

For the years December 31, 2012 and 2011, neither RSM nor McGladrey, performed any management consulting or other services for the Partnership.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2012 and 2011

Statements of Income for the Years Ended December 31, 2012, 2011, and 2010

Statements of Partners’ Capital for the Years Ended December 31, 2012, 2011, and 2010

Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2012

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 30, 2012 and December 25, 2011 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 30, 2012 and December 25, 2011 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 30, 2012 and December 25, 2011 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Statements of Income for the three years ended December 31, 2012, 2011 and 2010, (iii) Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to the Condensed Financial Statements.[1]

[1]	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) , or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

											Life on which
		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Depreciation in
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	latest statement of operations is computed (years)
Santa Fe, NM	—	—	451,230	—	—	451,230	451,230	346,907	—	10/10/1988	31.5
Augusta, GA (2)	—	215,416	434,178	—	213,226	434,177	647,403	337,059	—	12/22/1988	31.5
Charleston, SC	—	273,619	323,162	—	273,619	323,162	596,781	250,876	—	12/22/1988	31.5
Aiken, SC	—	402,549	373,795	—	402,549	373,795	776,344	289,087	—	2/21/1989	31.5
Augusta, GA	—	332,154	396,659	—	332,154	396,659	728,813	306,770	—	2/21/1989	31.5
Mt. Pleasant, SC (3)	—	286,060	294,878	—	252,069	294,878	546,947	228,054	—	2/21/1989	31.5
Charleston, SC	—	273,625	254,500	—	273,625	254,500	528,125	196,826	—	2/21/1989	31.5
Aiken, SC	—	178,521	455,229	—	178,521	455,229	633,750	352,067	—	3/14/1989	31.5
Des Moines, IA (1) (4)	—	164,096	448,529	$296,991	161,996	560,057	722,053	438,034	1989	8/1/1989	31.5
North Augusta, SC	—	250,859	409,297	—	250,859	409,297	660,156	303,157	—	12/29/1989	31.5
Martinez, GA	—	266,175	367,575	—	266,175	367,575	633,750	272,255	—	12/29/1989	31.5
Columbus, OH	—	351,325	708,141	—	351,325	708,140	1,059,465	513,789	—	6/1/1990	31.5

	$0	$2,994,399	$4,917,173	$296,991	$2,956,118	$5,028,699	$7,984,817	$3,834,881

(1)	This property was written down to its estimated net realizable value at December 31, 1998.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	In the Fourth Quarter of 2010, a portion of the land was reclassified to property held for as the City of Charleston is to purchase the land for right of way purposes.
(4)	Building improvements were incurred at the property during the fourth quarter of 2009.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,		December 31,	December 31,
Investment Properties	2012	2011	Accumulated Depreciation	2012	2011
Balance at beginning of year	$7,984,817	$9,732,826	Balance at beginning of year	$3,684,775	$4,178,495
Additions:			Additions charged to costs and expenses	150,106	164,467
Deletions:
Vacant- Phoenix, AZ property sold (4)	(142,747)		Vacant- Phoenix, AZ property sold (4)	(142,747)
Vacant- Phoenix, AZ property impairment write-down (3)	142,747	(390,117)		142,747
Vacant- Phoenix, AZ property reclassified (4)	0	(475,782)
Denny’s- Phoenix, AZ property impairment write-down (5)	0	(104,705)		0	(325,782)
Denny’s- Phoenix, AZ reclassified and sold (6)	0	(777,405)		0	(332,405)

Balance at end of year	$7,984,817	$7,984,817	Balance at end of year	$3,834,881	$3,684,775

(1)	The property was reclassified to property held for sale in the third quarter of 2010 and sold in the fourth quarter of 2010.
(2)	A portion of the land was reclassified to property held for sale in the fourth quarter of 2010 as the City of Charleston is to purchase the land for right of way purposes.
(3)	The property was written-down to its estimated fair value of $150,000 during the fiscal year 2011.
(4)	The property was reclassified to property held for sale in the third quarter of 2011 and sold in the fourth quarter of 2012.
(5)	The property was written-down to its estimated fair value, less costs to sale, of $475,000 during the third quarter of 2011.
(6)	The property was reclassified to property held for sale in the third quarter of 2011 and sold in the fourth quarter of 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and
Chairman of the Board of Directors of The Provo Group, Inc.
(principal executive officer, principal financial officer and principal accounting officer)

By:	/s/ Caroline E. Provo
Caroline E. Provo
Director of The Provo Group, Inc.

Date:	March 22, 2013