Form 10-Q
period 2013-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2013-05-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

FOR THE PERIOD ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2013 and December 31, 2012

ASSETS

	March 31, 2013	December 31, 2012
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,872,407)	(3,834,881)

Net investment properties	$4,112,410	$4,149,936

CURRENT ASSETS:
Cash	$771,361	$696,132
Cash held in Indemnification Trust (Note 9)	452,407	452,094
Property tax cash escrow	22,998	25,427
Rents and other receivables	0	465,406

Total current assets	$1,246,766	$1,639,059

OTHER ASSETS:
Property held for sale (Note 3)	33,991	33,991
Deferred rent receivable	672	1,971
Prepaid insurance	3,433	4,902
Deferred charges, net	194,331	201,499
Note receivable (Note 11)	189,069	197,292

Total other assets	$421,496	$439,655

Total assets	$5,780,672	$6,228,650

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2013 and December 31, 2012

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2013	December 31, 2012
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$102,179	$23,239
Property tax payable	23,002	25,431
Due to General Partner (Note 6)	107	1,332
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$200,728	$125,442

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income	$324,010	$323,742
Cumulative cash distributions	(134,937)	(134,830)

	$189,073	$188,912

Limited Partners (46,280.3 interests outstanding at March 31, 2013 and December 31, 2012)
Capital contributions, net of offering costs	$39,358,468	$39,358,468
Cumulative net income	38,442,900	38,416,325
Cumulative cash distributions	(71,570,268)	(71,020,268)
Reallocation of former general partners’ deficit capital	(840,229)	(840,229)

	$5,390,871	$5,914,296

Total partners’ capital	$5,579,944	$6,103,208

Total liabilities and partners’ capital	$5,780,672	$6,228,650

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$256,205	$255,525

TOTAL OPERATING REVENUES	256,205	255,525

OPERATING EXPENSES
Partnership management fees (Note 6)	63,858	62,084
Restoration fees (Note 6)	0	40
Insurance	1,471	1,473
General and administrative	21,028	26,637
Advisory Board fees and expenses	2,625	2,625
Professional services	98,641	56,546
Depreciation	37,526	37,526
Amortization	7,168	7,200

TOTAL OPERATING EXPENSES	232,317	194,131

OTHER INCOME
Interest income	782	293
Note receivable interest income (Note 11)	3,526	4,554
Recovery of amounts previously written off (Note 2)	0	1,000
Other income	280	480

TOTAL OTHER INCOME	4,588	6,327

INCOME FROM CONTINUING OPERATIONS	28,476	67,721
LOSS FROM DISCONTINUED OPERATIONS (Note 1 and 3)	(1,633)	(13,402)

NET INCOME	$26,843	$54,319

NET INCOME- GENERAL PARTNER	$268	$543
NET INCOME- LIMITED PARTNERS	26,575	53,776

	$26,843	$54,319

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$0.62	$1.45
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(0.04)	(0.29)

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$0.58	$1.16

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,843	$54,319
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	44,694	44,726
Recovery of amounts previously written off	0	(1,000)
Interest paid (applied) to Indemnification Trust account	(313)	177
Decrease in rents and other receivables	465,406	429,883
Decrease in property tax cash escrow	2,429	2,809
Decrease in prepaid insurance	1,469	2,163
Decrease in deferred rent receivable	1,299	1,299
Increase in accounts payable and accrued expenses	78,940	40,910
Decrease in property tax payable	(2,429)	(6,594)
Decrease in due to General Partner	(1,225)	(1,087)
Decrease in unearned rental income	0	(5,000)

Net cash from operating activities	617,113	562,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	8,223	6,012
Recoveries from former General Partner affiliates	0	1,000

Net cash from investing activities	8,223	7,012

Cash distributions to Limited Partners	(550,000)	(640,000)
Cash distributions to General Partner	(107)	(217)

Net cash used in financing activities	(550,107)	(640,217)

NET INCREASE (DECREASE) IN CASH	75,229	(70,600)
CASH AT BEGINNING OF YEAR	696,132	771,250

CASH AT END OF PERIOD	$771,361	$700,650

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2012 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2013.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Limited Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2013, the Partnership owned twelve Properties, which are located in a total of five states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (the “General Partner”, or “TPG”, or “Management”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of 2001, 2003, 2005, 2007, 2009 and 2011, consent solicitations were circulated (the “2001, 2003, 2005, 2007, 2009 and 2011 Consents, respectively”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2013, and December 31, 2012, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2013 and December 31, 2012, accumulated amortization amounted to $108,291 and $101,123, respectively.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for the insurance, maintenance and any utilities related to the vacant property.

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

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2013, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 14% and 7%, respectively, of the total operating base rents reflected as of March 31, 2013.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2013 and 2012.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2013 and the year ended December 31, 2012. See Note 12 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2013, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2013, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2013, the Partnership owned property leased to twelve fully constructed fast-food restaurants. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The twelve properties are located in a total of five states.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston made a purchase offer (“Initial Offer”) of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. In October of 2011, the Partnership received Notice (“Condemnation Notice”) that the County of Charleston filed condemnation proceedings on October 12, 2011, which in effect permits the County of Charleston to take possession of approximately 5,000 square feet of the Wendy’s- Mt. Pleasant property and to begin construction of the planned road improvements. The Partnership had until November 11, 2011, to reject the Initial Offer for the purchase of the property and rejected the tender of payment. However, the Initial Offer remains valid during the period the Partnership disputes the County of Charleston’s position that the $177,000 reflects just compensation for the taking of the property. By and through respective legal counsel, the Partnership and the lessee, Wendcharles I, each filed a Notice of Court Appearance (“Notice of Appearance”) and requested a jury trial in October 2012. In addition, the Partnership and the lessee served one set of joint initial discovery requests (“Interrogatories” and “Requests for Production”) with the County requesting information about and access to up-to-date project plans and any and all other information pertaining to this matter. As the Partnership continues to dispute the Initial Offer as fair value of the land acquisition, mediation between the Partnership and the County was scheduled for February 1, 2013. The County was to have provided an updated appraisal of the taking prior to the mediation date to incorporate the value impact of eliminating one of the two access drives among other unique impacts not previously addressed in the initial appraisal. However, the appraisal was not completed and the February 1, 2013 mediation was cancelled. Mediation was subsequently held on March 15, 2013 with no settlement achieved. The net book value of the land to be purchased is $33,991 and was reclassified to a property held for sale during the fourth quarter of 2010.

Discontinued Operations

During the three month periods ended March 31, 2013 and 2012, the Partnership recognized losses from discontinued operations of $1,633 and $13,402, respectively. The 2013 loss is related to the cost of traveling to attend the mediation held for the Mt. Pleasant, SC property on March 15, 2013. The 2012 loss from discontinued operations is attributable to the cost of securing and maintaining the vacant Phoenix, AZ property that was subsequently sold in October 2012.

The components of properties held for sale in the balance sheets as of March 31, 2013 and December 31, 2012 are outlined below:

	March 31,	December 31,
	2013	2012
Balance Sheet:
Land	$33,991	$33,991

Properties held for sale	$33,991	$33,991

The components of discontinued operations included in the condensed statement of income (loss) for the three month periods ended March 31, 2013 and 2012 are outlined below:

	Three Month Period Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$0
Total Revenues	0	0

Expenses:
Insurance expense	0	690
Professional services	0	1,560
Property tax expense	0	3,786
Other property expenses	0	7,366
Travel Expense	1,633	0

Total Expenses	1,633	13,402

Net (Loss) Income from Discontinued Operations	($1,633)	($13,402)

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

The Partnership Agreement provides that (i) the “Distribution Quarter” is defined as the calendar quarter, and (ii) the distribution provisions are subordinate to the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner can modify these provisions without a vote of the Limited Partners.

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

As of March 31, 2013, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2013 collected revenues of $256,205) to be received under the current operating leases for the Partnership’s properties are as follows:

Year ending December 31,
2013	$1,031,678
2014	974,409
2015	826,500
2016	813,882
2017	742,380

Thereafter	2,657,163

$7,046,012

At March 31, 2013 and December 31, 2012, rents and other receivables included $0 and $465,406, respectively, of unbilled percentage rents. As of March 31, 2013, all of the 2012 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2013, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2013, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.07% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2013, the minimum monthly Base Fee paid by the Partnership was raised to $21,578 and the maximum monthly Expense reimbursement was increased to $1,741.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2013 and 2012 of $0 and $40, respectively. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2013 and 2012 are as follows:

	Incurred for the Three Month Period ended	Incurred for the Three Month Period ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
General Partner
Management fees	$63,858	$62,084
Restoration fees	0	40
Overhead allowance	5,151	5,011
Other outsourced administrative fees	4,350	1,800
Reimbursement for out-of-pocket expenses	1,202	1,834
Cash distribution	107	217

	$74,668	$70,986

At March 31, 2013 and December 31, 2012, $107 and $1,332, respectively, was payable to the General Partner.

As of March 31, 2013 and December 31, 2012, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2013, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200 (2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with such voting and investment power the Interests listed above.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 31, 2013.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2013, Advisory Board Member, Jesse Small, owned beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2013 and 2012 are as follows:

	Incurred for the Three Month Period ended March 31, 2013	Incurred for the Three Month Period ended March 31, 2012
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2013 and December 31, 2012 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2013, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,407 of earnings has been credited to the Trust as of March 31, 2013. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, is $925 per month. The property tax escrow cash balance held by the Partnership amounted to $2,924 at March 31, 2013, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $197,292 as of December 31, 2012. During the three month period ended March 31, 2013, three note payments were received by the Partnership and totaled $8,223 in principal and $3,526 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended March 31, 2013 and 2012, there were no such transfers.

13. SUBSEQUENT EVENTS

Wendy’s—361 Highway 17 Bypass, Mt. Pleasant, SC Property

During April 2013, the Condemnor (Charleston County, S.C.) and Landowner settled the total award for just compensation in the amount of $871,500, pending approval by the Charleston County Court of Common Pleas. The combined contingent legal fees shared by both Landlord and Tenant counsels approximates $145,000. The release of the settlement award is pending an apportionment resolution between the Landlord and Tenant, which has not been achieved. We, therefore, expect to have a hearing before the Charleston County Master-in-Equity to determine the apportionment issues of the overall just compensation award between the Landlord and Tenant. We have no estimate of the outcome of the apportionment or the timing of a release of funds.

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

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives—Depreciation of the Properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition—Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease when collectability is assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

Impairment—The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

As of March 31, 2013, the Partnership owned property leased to twelve fully constructed fast-food restaurants. In addition, one property is located on a parcel of land that is subject to a ground lease. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The twelve properties are located in a total of five states.

Property taxes, general maintenance, insurance and ground rent on the Partnership’s Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

There were no building improvements capitalized during the three month period ending March 31, 2013.

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

Net Income

Net income for the three month periods ended March 31, 2013 and 2012 were $26,843 and $54,319, respectively. Net income per Limited Partnership Interest for the three month periods ended March 31, 2013 and 2012 were $0.58 and $1.16, respectively.

The variance is primarily due to the earlier completion and billing of the audit and tax returns in 2013 compared to 2012, which resulted in audit and tax fees payable in the earlier fiscal quarter than previously anticipated.

Net income for the three month periods ended March 31, 2013 and 2012 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended March 31, 2013 and 2012 was $28,476 and $67,721, respectively.

Three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012:

Operating Rental Income: Rental income for the three month periods ended March 31, 2013 and 2012 was $256,205 and $255,525, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2013 and 2012 were $21,028 and $26,637, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance is due primarily to an increase in contractual management fees and XBRL outsourced fees for 2013.

Professional services: Professional services expenses for the three month periods ended March 31, 2013 and 2012 were $98,641 and $56,546, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is due primarily to the timing of the completion and billing of the year end professional and data processing fees related to the new XBRL requirements in 2013 versus 2012.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the three month periods ended March 31, 2013 and 2012, the Partnership recognized a loss from discontinued operations of $1,633 and $13,402, respectively.

A summary of significant developments as of March 31, 2013, can be found above, in Item 1, Subsequent Events and Item 2, Investment Properties.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2013 and 2012 were $617,107 and $562,605, respectively. The variance in cash provided by operating activities from 2013 to 2012 is primarily due to an 8% increase in cash received from annual percentage rents and an increase in accrued payables at the end of the quarter due to the timing of when the payments were issued.

Cash flows provided from investing activities for the three month periods ended March 31, 2013 and 2012 were $8,223 and $7,012, respectively. The 2013 and 2012 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and small recoveries from former general partners.

For the three month period ended March 31, 2013, cash flows used in financing activities was $550,107 and consisted of aggregate Limited Partner distributions of $550,000, which included approximately $293,000 in net sale proceeds from the October 2012 sale of the vacant Phoenix, AZ property and approximately $38,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $107. For the three month period ended March 31, 2012, cash used in financing activities was $640,217 and consisted of aggregate Limited Partner distributions of $640,000, which included net sale proceeds of approximately $444,000 from the November 2011 sale of the Denny’s, Phoenix, AZ property and approximately $6,000 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $217. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $771,361 at March 31, 2013. Cash of $575,000, including $11,749 in Buyer’s Note principal and interest payments and $465,406 of 2012 percentage rents received, is anticipated to be used to fund the anticipated 2013 first quarter aggregate distribution to Limited Partners on May 15, 2013, and cash of approximately $102,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future Partnership liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, Management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2013, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended March 31, 2013 and the fiscal year ended December 31, 2012, which we believe is a good indication of overall tenant quality and stability. No leases are set to expire within 2013.

Nine of the Partnership’s twelve properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 74% of the total 2013 operating base rents to-date. At December 31, 2012, additional 2012 percentage rents totaled $465,406, of which, $456,895 were unbilled and accrued in relation to the Wendy’s properties. Therefore, during the fiscal year 2012, the Partnership generated approximately 82% of its total operating revenues from the nine properties. Additionally, as of March 31, 2013, the nine Properties exceeded 75% of the Partnership’s total properties, both by asset value and number. The first of the Wendy’s leases is set to expire in November 2016, with the remaining eight leases set to expire in November 2021.

Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 30, 2012 and December 25, 2011. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibit 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2012 Annual Report on Form 10-K, filed with the SEC on March 22, 2013. The Partnership has no rights to audit or review Wendgusta’s or Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2013, the Partnership’s Management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed May 15, 2013, regarding the first quarter of 2013 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Income for the three month periods ended March 31, 2013 and 2012, (iii) Condensed Statement of Cash Flows for the three month periods ended March 31, 2013 and 2012, and (v) Notes to the Condensed Financial Statements.[1]

[1]	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) , or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: May 15, 2013