Form 10-Q/A
period 2013-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2013-11-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed by DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on August 12, 2013 to amend and restate Part II, Item 6 of the Form 10-Q to correct certain errors in the exhibit list and file an exhibit that was inadvertently omitted.

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

Item 1a.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification of Principal Financial Officer

31.2	302 Certification of Principal Executive Officer

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, dated August 15, 2013, filed as Exhibit 99.1 to the Partnership Quarterly Report on Form 10-Q, filed on August 12, 2013 and incorporated herein by reference.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) are incorporated herein by reference: (i) Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Income for the three and six month periods ended June 30, 2013 and 2012, (iii) Condensed Statement of Cash Flows for the three and six month periods ended June 30, 2013 and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: November 12, 2013