Form 10-K
period 2013-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2014-03-28
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Index to Exhibits located on page: 45 – 46

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (the “General Partner”). As of December 31, 2013, the Partnership had 1,574 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). At December 31, 2013, the Partnership owned twelve properties, located in a total of five states. The Properties are leased on a triple net basis primarily to, and operated by, primarily franchisees of national, regional and local retail chains under long-term leases. The lessees are predominantly fast food, family style, and casual/theme restaurants.

At December 31, 2013 nine of the twelve Properties were and continue to be leased to three Wendy’s Franchisee’s, with six of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these nine leases comprised approximately 75% of the total 2013 operating base rents. During 2013, additional percentage rents were also generated from these nine Wendy’s properties and totaled $470,478. Additionally, the nine properties exceeded 75% of the Partnership’s total Properties, both by historical asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments.

During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the General Partner may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of the last six odd numbered years, consent solicitations were circulated (each being a “Consent”). If approved, any of these consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

The Permanent Manager Agreement

The Permanent Manager Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners, Gary J. DiVall and Paul E. Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing TPG to submit to the PMA, election of The Provo Group (“TPG”) as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement since February 8, 1993.

Effective January 1, 2013, the PMA was renewed by the General Partner for a two-year period ending December 31, 2014. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty days written notice from TPG to the Limited Partners of the Partnership.

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

As a smaller reporting company, the Partnership is not required to report risk factors in its annual report on Form 10-K.

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

The Partnership owned the following Properties as of December 31, 2013:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	451,230	60,000	06-30-2018	None
12/22/88	Wendy’s (6) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Foley Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333	11-6-2026	(3)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
04/20/89	Daytona’s All Sports Café 4875 Merle Hay Des Moines, IA	Karl Shaen Valderrama	897,813	66,000	05-31-2014	None
12/29/89	Wendy’s (7) 517 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	139,178	10-31-2014	(4)

			$8,571,728	$1,022,534

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.
(2)	The tenant has the option to extend the lease two additional periods of five years each.

(3)	The tenant has the option to extend the lease an additional period of five years.
(4)	The tenant has the option to extend the lease four additional periods of two years each.
(5)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(6)	One of the twelve Properties owned as of December 31, 2013 was leased to Wendcharles II. Since more than 75% of the Partnership’s Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.
(7)	Six of the twelve Properties owned as of December 31, 2013 were leased to Wendgusta. Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(8)	Two of the twelve Properties owned by the Partnership as of December 31, 2013 were leased to Wendcharles I. Since more than 75% of the Partnership’s Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments, by property, for properties with such developments.

Vacant Phoenix, AZ Property

The China Super Buffet restaurant ceased operations and vacated the Phoenix, AZ property in late June of 2011. Management sent a letter of default to the former tenant in June, due to its delinquent May and June of 2011 lease obligations totaling $12,312. Management regained possession of the property in July 2011, and although the former tenant was responsible for lease obligations through its lease end date of January 20, 2013, management did not anticipate any further rent collections and, therefore, monthly base rent charges of $6,000 per month ceased as of June 30, 2011.

The Partnership was unsuccessful in finding a new tenant for the vacant Phoenix, AZ property, and during the third quarter of 2011, the property was reclassified to properties held for sale upon the late September of 2011 execution of an Agency and Marketing Agreement (“Agreement”) with an unaffiliated Agent. The Agreement gave the Agent the exclusive right to sell the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property through auction, sealed bid, hybrid sealed bid, on-line bid or through private negotiations. The vacant, Phoenix, AZ property did not sell at the October 18, 2011 auction. Per the Agreement, the Agent had the right to continue to market the property to potential buyers until the Agreement was set to terminate upon the later of 30 days after the Live Outcry Auction date, or a closing or settlement, if applicable. A marketing fee of approximately $7,700 was paid to the Agent in September of 2011 for the purpose of advertising, marketing and promoting the properties to the buying public. Management continued to market the property to potential buyers.

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

Wendy’s- 1721 Sam Rittenberg, Charleston, SC

The Sam Rittenberg property lease with tenant, Wencoast, was set to expire on November 6, 2016. On September 4, 2008 the lease was assumed and assigned to Wendcharles I. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same. However, per a Lease Amendment agreement (“Amendment”) with Wendcharles I, dated September 4, 2008, the original lease was extended five (5) years to November 6, 2021 and provided for two options to renew for additional five (5) year periods. On November 17, 2011, per a new Assumption and Assignment of Lease agreement, the lease was assumed and assigned to Wendcharles II.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston (the “County”) made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s- Mt. Pleasant”) property. The Partnership received Notice that the County, filed condemnation proceedings on October 12, 2011, which resulted in a partial taking of the Wendy’s- Mt. Pleasant property leased by tenant Wendcharles I, LLC (“Tenant”). In May 2013, The Partnership and Tenant settled the condemnation action for the sum of $871,500 and the widening of the remaining curb cut at the property. Subsequently, the Partnership and Tenant settled the adjudication of lease and just compensation award allocation of the $724,247 deposited with the Clerk of Court before a trial on the allocation of just compensation occurred. On July 19, 2013, the Partnership entered into a Release, evidencing the settlement that provides for a payout of the monies held by the Clerk of Court and an amendment to the lease with Tenant providing for a reduction in monthly rent of the property. Per the terms of the Release, on August 15, 2013 the Tenant received $181,062 of the monies on deposit with the Clerk of Court. The Tenant will receive the balance of $181,062 ratably over the balance of the original term of the lease effective August 1, 2013 in the form of a rent reduction in monthly savings of $1,829 in rent on the condition that Tenant continues to lease the property without default, and the Tenant’s annual rent under the lease will revert to the current annual fixed rent beginning in November 2021 at the onset of the five year renewal option lease term.

Contemporaneously with the Partnership’s execution of the Release, the Partnership entered into an Amendment of Lease with Tenant, dated July 19, 2013 (the “Amendment”), which amends the original lease, as amended (“Lease”), as a condition to the Release. The Amendment renews the Lease under the first extension term, commencing on November 7, 2021 and ending on November 6, 2026. The Amendment revised the legal description of the premises under the Lease and replaces Section 1.12 of the Lease to provide that the Base Monthly Rent for the remainder of the Lease, beginning on the Effective Date and ending on November 6, 2021, shall be $4,611.09 and for the first extension term beginning on November 7, 2021 and ending on November 6, 2026 and for the second extension term shall be $6,440. Finally, the Amendment further provides that it, together with the Release, settles all claims relating to the apportionment of the condemnation award and Article X of the Lease is deemed satisfied with respect to such condemnation proceedings. The Lease and the Amendment were filed with the SEC as Exhibits 99.1 and 99.2, respectively to the Partnerships current report on Form 8-K on July 24, 2013.

Daytona’s All Sports Café- Des Moines, IA Property

The second amendment to the lease for the Daytona’s All Sports Café (“Daytona’s) located in Des Moines, IA expired on May 31, 2011. In April of 2011, management and Daytona’s signed a letter of intent (“LOI”) which agreed to a third amendment for an additional three year lease which began on June 1, 2011 and expires on May 31, 2014. The third amendment to the lease was executed in early May of 2011 and provides for an annual base rent of $72,000, rent abatement for June for each of the three years, and a continued potential $600 rent credit per month for both timely payment and sales reporting. In addition, Daytona’s is to pay as percentage rent 8% of its annual sales over $850,000.

Beginning in December of 2005, management requested that Daytona’s escrow its future property tax liabilities with the Partnership on a monthly basis. As of December 31, 2013, Daytona’s was current on its monthly rent and property tax escrow obligations. The escrow payments held by the Partnership totaled $24,307 and were included in property tax payable in the Partnership’s condensed balance sheets. As of the date of this filing, Daytona’s has only paid rent for the month of January in 2014. Management does not expect to renew the lease when it expires, and has begun prospecting for a replacement tenant.

Applebee’s- Columbus, OH Property

An Amendment and Extension of Lease (“Amendment”) was executed with the Applebee’s restaurant occupying the property located in Columbus, OH on November 4, 2009 and was set to expire on October 31, 2012. The Partnership waived the Amendment’s 90 day notice period and allowed the tenant to exercise the first option to renew its lease for an additional two year period, effective November 1, 2012.

On December 20, 2013 the lease was assigned from Thomas & King, Inc. to RMH Franchise Corporation. Per the Assumption and Assignment of Lease agreement, the monetary lease obligations and original lease expiration date remained the same.

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there will be no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2013, the buyer was current on its 2013 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $1,390 as December 31, 2013, after the $9,859 payment of the 2013 property taxes in December 2013 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $163,491 as of December 31, 2013. During the year ended December 31, 2013, twelve note payments were received by the Partnership which totaled $33,801 in principal and $13,195 in interest.

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Phoenix, AZ property, formerly operated as China Buffet,), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Limited Partnership Interests (“Interests”) have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 24, 2014, there were 1,544 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the Limited Partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2013 and 2012, $1,680,000 and $1,285,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $4,176 and $2,878 in 2013 and 2012, respectively.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Item 7 of this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Annual Report on Form 10-K regarding the prospects of our industry as well as the Partnership’s prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the General Partner based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Critical Accounting Policies and Estimates

The General Partner’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on the General Partner’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance. As a result, depreciated book value of real estate may not reflect the market value of real estate assets.

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

Investment Properties

As of December 31, 2013, the Partnership owned twelve fully constructed fast-food restaurants. In addition, one property is located on a parcel of land which is subject to a ground lease (see paragraph below). The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café. The twelve properties are located in a total of five states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2013 or 2012.

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

Further Information

A summary of significant developments as of December 31, 2013, by property, for properties with such developments, can be found in Item 2, Properties.

As described in Item 2, related to the portion of the Wendy’s – Mt. Pleasant property condemned by the County of Charleston, classified as discontinued operations in our financial statements and included in our quarterly report on Form 10-Q for the second and third quarters ended June 30, 2013 and September 30, 2013 management had reconsidered the accounting treatment for the condemnation award and, it was determined that the gain should be included in continuing operations. This change is being handled prospectively and in management’s opinion is not material to the overall presentation of the financial statements.

Net Income

Net income for the fiscal years ended December 31, 2013, 2012 and 2011 were $1,041,105, $862,195, and $275,643, respectively. Net income per Limited Partnership Interest for the fiscal years ended December 31, 2013, 2012 and 2011 were $22.27, $18.44, and $5.90, respectively.

The increase in net income for 2013 over prior years is primarily due to the second quarter of 2013 gain on the sale of the condemned portion of the Mt. Pleasant, SC property. Property impairments taken in 2012 and 2011 were not repeated in 2013. The 2012 net income also includes the fiscal year 2012 property impairment write up of $142,747 related to the vacant Phoenix, AZ property. The 2011 net income includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property.

Net income for the fiscal years ended December 31, 2012 and 2011 included the results from both operations and discontinued operations. There were no discontinued operations in 2013. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the fiscal years ended December 31, 2013, 2012 and 2011 were $1,041,105, $752,954 and $754,133, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2013, 2012 and 2011 variances.

Fiscal year ended December 31, 2013 as compared to fiscal years ended December 31, 2012 and 2011:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.49 million, and $1.46 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to operating tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The slight increase in 2013 and 2012 compared to 2011 is due to an overall increase in reported 2013 and 2012 sales for tenants who had reached their sales breakpoint.

Management expects total base operating rent revenues to be approximately $1 million for the year 2014 based on operating leases currently in place. Future operating rent revenues have the potential to either decrease or increase. They may decrease with tenants default and/or we may reclassify certain properties as properties held for sale. They may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in 2013, 2012, and 2011 were $470,478, $465,407 and $431,250, respectively. Management expects the 2014 percentage rents to be about the same as 2013.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2013, 2012 and 2011 was $6,000. Insurance expense for all three years was comprised of general liability insurance. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For 2014, management expects operating insurance expense to again be $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2014/2015 insurance year, which is expected to be paid in the fourth quarter of 2014.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2013, 2012 and 2011 were $60,702, $82,515 and $63,355, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The variance in general and administrative expenses is primarily due to the steady decrease in state income tax since 2010 after selling the two properties in Arizona in 2011 and 2012. Lower printing and mailing expenditures were incurred in 2013 and 2012 as the 2012 and 2011 Annual Reports on Form 10-K were posted to the Partnership website for viewing and printing. Hard copies were only mailed to an investor upon request. Also, the 2013 Consent Statement materials were posted to the Partnership website in the third quarter of 2013 and hard copies were only mailed upon request. Management expects the total 2014 operating general and administrative expenses to be about the same as 2013 expenses.

Professional services: Professional services expenses for the fiscal years ended December 31, 2013, 2012 and 2011 were $261,501, $229,339, and $226,482, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the SEC mandated XBRL financial statement conversion and filing requirements for the Partnership beginning in the second quarter of 2011, the 2013 and 2011 Consents and related SEC filings, and additional electronic state income tax filings in 2012 and 2011. Management anticipates that the total 2014 operating professional services expenses will be lower than 2013 because there will be no consent solicitation in 2014 and the costs related to the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership are becoming more predictable and streamlined.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2013, 2012 and 2011 were $13,195, $17,370 and $19,273, respectively. The interest income was comprised of interest income associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. Management expects note receivable interest income to approximate $10,000 in 2014. See Item 2, Properties, for further information.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the fiscal years ended December 31, 2013, 2012 and 2011 were approximately $0, $1,000, and $7,000, respectively, and were comprised of unexpected small recoveries from former general partners in connection with the misappropriation of assets by the former general partners and their affiliates. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2012 and 2011, the Partnership recognized income (loss) from discontinued operations of $109,241, and $(478,490), respectively. There were no discontinued operations in 2013. As discussed previously, the gain on the sale of land in the second quarter of 2013, originally reported as discontinued operations, was later determined to be part of continuing operations. The 2012 and 2011 income (loss)

from discontinued operations was attributable to the third quarter of 2012 impairment adjustments of $142,747 due to the sale of the Vacant Phoenix, AZ property, the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreements with an unaffiliated party in September of 2011 to sell both of the properties. The 2011 loss from discontinued operations also includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property, and the fourth quarter of 2011 loss of approximately $1,000 in relation to the sale of the Denny’s, Phoenix, AZ property. See the components of discontinued operations included in the statements of income for the years ended December 31, 2013, 2012 and 2011 in Note 3 Investment Properties and Properties Held for Sale.

Management anticipates that discontinued operating expenditures in 2014 should approximate $0, since no additional properties are expected to be classified as property held for the sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2013, 2012 and 2011 were $698,618, $871,443 and $907,454. Operating cash flows in 2013 were lower than 2012 and 2011 due to the increase in the security deposit escrow and the establishment of the deferred tenant award proceeds escrow of $181,062. The decrease in operating cash flows from 2011 to 2012 was significantly impacted by the loss of rental income from the vacancy of the Phoenix, AZ property beginning in July, 2011 and continuing through October 2012 when the property was sold. Property taxes paid were $10,000 in 2011 and $13,000 in 2012.

Vacant tenant expenses increased from approximately $10,000 in 2011 to $16,000 in 2012. Legal, audit, and data processing fees have increased from an aggregate $186,000 to $230,000 over the same timeframe due to the additional expense of the SEC mandated XBRL financial statement filing requirements beginning in 2011.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the Limited Partners.

Cash flows from investing activities for the fiscal years ended December 31, 2013, 2012 and 2011 were $536,656, $341,297, and $468,882, respectively. Investing cash flows in 2013 were higher than 2012 and 2011 due to the deferred rent proceeds from the Mt. Pleasant, SC sale of condemned land. The 2013 amount was comprised of $337,097 in net proceeds from the sale of the condemned land in Mt. Pleasant, SC, $171,918 of deferred rent proceeds and the receipt of $33,801 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment relating to the Wendy’s, Mt. Pleasant, SC property. The 2012 amount was comprised of $292,747 in net proceeds from the sale of the Vacant, Phoenix, AZ property, small recoveries from former general partners, and the receipt of $55,955 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment in relation to the Applebee’s, Columbus, OH property. The 2011 amount was comprised of $443,773 in net proceeds from the sale of the Denny’s, Phoenix, AZ property, small recoveries from former general partners, the receipt of $22,991 in note receivable principal payments from the Buyer’s Note, offset by a leasing commission payment in relation to the Daytona’s, Des Moines, IA property.

During 2014, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total $163,491. The Partnership anticipates paying $8,600 in leasing commissions in 2014 related to Applebee’s anticipated lease extension.

For the fiscal year ended December 31, 2013, cash flows used in financing activities were $1.684 million and consisted of aggregate Limited Partner distributions of $1.68 million (including $62,708 in Buyer’s Note principal payments received), and General Partner distributions of $4,176. For the fiscal year ended December 31, 2012, cash flows used in financing activities were approximately $1.288 million and consisted of aggregate Limited Partner distributions of $1.28 million (including $55,000 in Buyer’s Note principal payments received), and General Partner distributions of $2,878. For the fiscal year ended December 31, 2011, cash flows used in financing activities were approximately $1.033 million and consisted of aggregate Limited Partner distributions of $1.03 million (including $23,000 in Buyer’s Note principal payments received), and General Partner distributions of $3,081. Both Limited Partner and General Partner distributions have been and will continue to be made in accordance with the Partnership Agreement. Management anticipates that aggregate Limited Partner distributions could be approximately $950,000 during 2014.

Liquidity and Capital Resources

The Partnership’s cash balance was $244,319 at December 31, 2013. Cash of $100,000, which includes $11,749 in Buyer’s Note principal and interest payments received, will be used to fund the fourth quarter of 2013 aggregate distribution to Limited Partners in February of 2014, and cash of approximately $51,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Partnership’s Properties and sales of Properties will primarily provide the sources for future fund liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and impending or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2013 and 2012, the current twelve Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2013 and 2012, which we believe is a good indication of overall tenant quality and stability. There are two leases due to expire within 2014. The Daytona’s lease expires May 30, 2014 and the Applebee’s lease expires October 31, 2014. Applebee’s has a two year option which management expects they will exercise; management does not expect to renew their lease with Daytona’s. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the Partnership’s twelve properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2013 operating base rents included in operating rental income. As of December 31, 2013, additional 2013 percentage rents totaled 470,478, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2013, the Partnership generated approximately 83% of its total operating revenues from the nine properties. During 2012, additional 2012 percentage rents totaled $456,896, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2012, the Partnership generated approximately 82% of its total operating revenues from the nine properties. The 2012 percentage rents were both billed and fully collected as of December 31, 2013.

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

Since the Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. The nationwide economic downturn may affect a lessee’s operational activity and its ability to meet lease obligations. Based on past experience, it can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. The General Partner will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, are the entrance of other competitors into the market areas of our tenants; the relocation of the market area itself to another traffic area; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

Despite an apparent slow economic recovery, the nationwide economic downturn has created a continuing difficult credit environment. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no mortgage debt. Management monitors the depository institutions that hold the Partnership’s cash on a regular basis and believes that funds have been deposited with creditworthy financial institutions. However, the economic environment and lack of available credit could delay or inhibit the General Partner’s ability to dispose of the Properties, or cause management to have to dispose of the Properties for a lower than anticipated return. As a result, the General Partner continues to maintain an objective to preserve capital and sustain property values while selectively disposing of the Properties as appropriate.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disposition Policies

Management intends to hold the Properties until such time as sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell properties, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell any of the properties at any particular time, except upon Partnership termination on November 30, 2020 or if Limited Partners holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 31% of operating rental income for the fiscal years ended December 31, 2013 and 2012, and 30% of operating rental income for the fiscal year ended December 31, 2011. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To the Partners

Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2013 and 2012, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules of Divall Insured Income Properties 2 Limited Partnership listed in Item 15(a)(2). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ McGladrey LLP

Chicago, Illinois

March 28, 2014

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2013 and 2012

ASSETS

	December 31,	December 31,
	2013	2012
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(3,984,987)	(3,834,881)

Net investment properties	$3,999,830	$4,149,936

OTHER ASSETS:
Cash	$244,319	$693,221
Cash held in Indemnification Trust (Note 9)	452,645	452,094
Property tax cash escrow	25,697	25,427
Security deposits escrow	70,765	2,911
Rents and other receivables	470,478	465,406
Property held for sale (Note 3)	0	33,991
Deferred tenant award proceeds escrow	171,948	0
Deferred rent receivable	2,250	1,971
Prepaid insurance	4,992	4,902
Deferred charges, net	178,987	201,499
Note receivable (Note 11)	163,491	197,292

Total other assets	$1,785,572	$2,078,714

Total assets	$5,785,402	$6,228,650

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2013 and 2012

LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	December 31,
	2013	2012
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,979	$23,239
Property tax payable	25,701	25,431
Due to General Partner (Note 6)	1,227	1,332
Deferred rent	171,918	0
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$325,265	$125,442

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income (retained earnings)	$334,153	$323,742
Cumulative cash distributions	(139,006)	(134,830)

	$195,147	$188,912

Limited Partners (46,280.3 interests outstanding at December 31, 2013 and December 31, 2012)
Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	39,447,019	38,416,325
Cumulative cash distributions	(72,700,268)	(71,020,268)

	$6,105,219	$6,754,525

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	($840,229)	($840,229)

Total partners’ capital	$5,460,137	$6,103,208

Total liabilities and partners’ capital	$5,785,402	$6,228,650

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
OPERATING REVENUES:
Rental income (Note 5)	$1,495,835	$1,489,160	$1,456,112

TOTAL OPERATING REVENUES	$1,495,835	$1,489,160	$1,456,112

EXPENSES:
Partnership management fees (Note 6)	258,060	252,344	244,943
Restoration fees (Note 6)	0	40	299
Insurance	5,900	5,890	5,892
General and administrative	60,702	82,515	63,355
Advisory Board fees and expenses	9,500	10,500	10,500
Professional services	261,501	229,339	226,482
Personal property taxes	0	820	820
Depreciation	150,106	150,106	150,106
Amortization	28,672	28,695	29,021

TOTAL OPERATING EXPENSES	774,441	760,249	731,418

OTHER INCOME
Other interest income	3,130	2,031	2,462
Note receivable interest income (Note 11)	13,195	17,370	19,273
Other income	280	3642	240
Gain on sale of land	303,106	0	0
Recovery of amounts previously written off (Note 2)	0	1,000	7,464

TOTAL OTHER INCOME	319,711	24,043	29,439

INCOME FROM CONTINUING OPERATIONS	1,041,105	752,954	754,133
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 3)	0	109,241	(478,490)

NET INCOME	$1,041,105	$862,195	$275,643

NET INCOME- GENERAL PARTNER	$10,411	$8,622	$2,756
NET INCOME- LIMITED PARTNERS	1,030,694	853,573	272,887

	$1,041,105	$862,195	$275,643

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$22.27	$16.10	$16.13
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$0.00	$2.34	($10.23)

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$22.27	$18.44	$5.90

The accompanying notes are an integral part of these financial statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2013, 2012 and 2011

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2010	312,364	(128,871)	183,493	39,358,468	37,289,865	(68,705,268)	(840,229)	7,102,836	7,286,329
Cash Distributions ($22.26 per limited partnership interest)		(3,081)	(3,081)			(1,030,000)		(1,030,000)	(1,033,081)
Net Income	2,756		2,756		272,887			272,887	275,643

BALANCE AT DECEMBER 31, 2011	315,120	(131,952)	183,168	39,358,468	37,562,752	(69,735,268)	(840,229)	6,345,723	6,528,891
Cash Distributions ($27.77 per limited partnership interest)		(2,878)	(2,878)	—		(1,285,000)		(1,285,000)	(1,287,878)
Net Income	8,622		8,622		853,573			853,573	862,195

BALANCE AT DECEMBER 31, 2012	323,742	(134,830)	188,912	39,358,468	38,416,325	(71,020,268)	(840,229)	5,914,296	6,103,208
Cash Distributions ($36.30 per limited partnership interest)		(4,176)	(4,176)	—		(1,680,000)		(1,680,000)	(1,684,176)
Net Income	10,411		10,411		1,030,694			1,030,694	1,041,105

BALANCE AT DECEMBER 31, 2013	$334,153	($139,006)	$195,147	$39,358,468	$39,447,019	($72,700,268)	($840,229)	$5,264,990	$5,460,137

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,041,105	$862,195	$275,643
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	178,778	178,801	203,868
Net gain on disposal of land	(303,106)	0	0
Recovery of amounts previously written off	0	(1,000)	(7,464)
Property impairment write-downs	0	(142,747)	494,822
Net loss (gain) on disposal of assets	0	0	1,227
Interest applied to Indemnification Trust account	(551)	(133)	(574)
(Increase) Decrease in rents and other receivables	(5,072)	(25,412)	(36,081)
Increase in security deposit escrow	(67,854)	(20)	(22)
Decrease (Increase) in property tax cash escrow	(270)	2,703	12,287
(Increase) Decrease in prepaid insurance	(90)	1,601	(1,034)
Decrease in deferred rent receivable	(279)	(204)	10,450
(Decrease) Increase in accounts payable and accrued expenses	27,740	6,358	(3,217)
Decrease in property tax payable	270	(10,274)	(24,383)
Increase in deferred award escrow	(171,948)
Decrease in due to General Partner	(105)	(425)	(68)
Decrease in security deposits	0	0	(18,000)
Net cash from operating activities	698,618	871,443	907,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	337,097	292,747	443,773
Note receivable, principal payment received	33,801	55,955	22,991
Deferred rent	171,918	0	0
Payment of leasing commissions	(6,160)	(8,405)	(5,346)
Recoveries from former General Partner affiliates	0	1,000	7,464

Net cash from investing activities	536,656	341,297	468,882

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,680,000)	(1,285,000)	(1,030,000)
Cash distributions to General Partner	(4,176)	(2,878)	(3,081)

Net cash used in financing activities	(1,684,176)	(1,287,878)	(1,033,081)

NET INCREASE (DECREASE) IN CASH	(448,902)	(75,138)	343,255
CASH AT BEGINNING OF YEAR	693,221	768,359	425,104

CASH AT END OF YEAR	$244,319	$693,221	$768,359

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 AND 2011

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2013, the Partnership owned twelve Properties, which are located in a total of five states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners. During the second quarters of the last six odd numbered years, consent solicitations were circulated (each being a “Consent”). If approved, any of these consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2013 and 2012 there were no recorded values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2013 and 2012, accumulated amortization amounted to $129,795 and $101,123, respectively. Fully amortized deferred charges of $57,300, including related accumulated amortization, were removed from the condensed balance sheets as of September 30, 2011.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of the portion of the Mt. Pleasant, SC property that will be paid to the tenant ratably over 99 months beginning August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of December 31, 2013, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 53%, 14% and 8%, respectively, of the total 2013 operating base rents reflected for the fiscal year ended December 31, 2013.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the formerly owned Denny’s Phoenix, AZ property (property was sold on November 23, 2011) was reduced by $104,705 to its estimated fair value less estimated costs to sell of $445,000 during the third quarter of 2011. The carrying amount of the vacant Phoenix, AZ property was reduced by $390,117 during the fiscal year 2011, to its estimated fair value of $150,000. The carrying amount of the Vacant, Phoenix, AZ property was increased by $142,747 to its estimated fair value less estimated costs to sell of $293,000 during the fourth quarter of 2012. There were no adjustments to carrying values for the fiscal year ended December 31, 2013.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2013 and 2012. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2013 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2013 financial statements by approximately $6,926,237.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2013	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Net income, per statements of income	$1,041,105	$862,195	$275,643
Book to tax depreciation difference	(31,709)	(24,201)	(26,249)
Tax over (under) Book gain from asset disposition	352,979	(230,437)	(120,194)
Straight line rent adjustment	(279)	(204)	10,450
Penalties	0	242	9
Prepaid rent	0	0	0
Impairment (write-down)/write-up of assets held	0	(142,747)	494,822

Net income for tax reporting purposes	$1,362,096	$464,848	$634,481

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2009.

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

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group (“TPG”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected TPG as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2013, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2013, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of December 31, 2013, the Partnership owned twelve fully constructed fast-food restaurant facilities. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café. The twelve properties are located in a total of five states.

A summary of significant developments as of December 31, 2013, by property, for properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2012 and 2011, the Partnership recognized income (loss) from discontinued operations of $109,241, and $(478,490), respectively. There were no discontinued operations in 2013. The 2012 and 2011 income (loss) from discontinued operations was attributable to the third quarter of 2011 reclassifications of the vacant Phoenix, AZ property and the Denny’s, Phoenix, AZ property to properties held for sale upon the execution of Agency and Marketing Agreement with an unaffiliated party in September of 2011 to sell both of the properties. The 2012 income from discontinued operations includes the fiscal year 2012 property impairment write up of $142,747 related to the sale of the Vacant Phoenix, AZ property. The 2011 loss from discontinued operations includes the fiscal year 2011 property impairment write downs of $390,117 related to the vacant Phoenix, AZ property and $104,705 related to the Denny’s, Phoenix, AZ property, and the 2011 loss of approximately $1,000 on the fourth quarter of 2011 sale of the Denny’s, Phoenix, AZ property.

The components of property held for sale in the balance sheets as of December 31, 2013 and 2012 are outlined below:

	December 31,	December 31,
	2013	2012
Balance Sheet:
Land	$0	$33,991

The components of discontinued operations included in the statements of income for the years ended December 31, 2013, 2012 and 2011 are outlined below:

	December 31,	December 31,	December 31,
	2013	2012	2011
Revenues
Rental Income	$0	$0	$70,417
Other Income	0	2,500	1,204

Total Revenues	0	2,500	71,621

Expenses
Insurance	0	2,555	1,183
General and Administrative	0	0	659
Professional services	0	2,060	3,632
Property tax expense	0	12,546	9,985
Maintenance expense	0	15,745	10,012
Property impairment write-(up) down	0	(142,747)	494,822
Depreciation	0	0	14,361
Amortization	0	0	10,380
Other expenses	0	3,100	3,850

Total (Income) Expenses	0	(106,741)	548,884

Net (Income) Loss from Rental Operations	$0	($109,241)	$477,263
Net (Loss) Gain on Sale of Properties	0	0	(1,227)

Net Income (Loss) from Discontinued Operations	$0	$109,241	($478,490)

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

5. LEASES:

Original lease terms for the majority of the Properties were generally five to twenty years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in the General Partner’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of December 31, 2013, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2014	$952,462
2015	804,553
2016	791,935
2017	720,433
2018	690,433
Thereafter	2,268,849

$6,228,665

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

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2013, 2012 and 2011 of $0, $40, and $299, respectively. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2013, 2012, and 2011, are as follows:

	Incurred for the	Incurred for the	Incurred for the
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
General Partner
Management fees	$258,060	$252,344	$244,943
Restoration fees	0	40	299
Overhead allowance	20,820	20,356	19,782
Advisory fee on sale	16,296	0	14,250
Outsourced XBRL Fees	6,038	6,200	0
Leasing commissions	6,160	8,405	5,346
Reimbursement for out-of-pocket expenses	5,285	6,849	5,822
Cash distribution	4,176	2,878	3,081

	$316,835	$297,072	$293,523

At December 31, 2013 and 2012 $1,227 and $1,332, respectively, was payable to the General Partner, which primarily represented the applicable year’s fourth quarter distribution.

As of December 31, 2013, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2013, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for the fiscal years ended December 31, 2013, 2012, and 2011 are as follows:

	Incurred for the Year ended December 31, 2013	Incurred for the Year ended December 31, 2012	Incurred for the Year ended December 31, 2011
Advisory Board Fees paid	$3,500	$3,500	$3,500

	$3,500	$3,500	$3,500

At December 31, 2013 and 2012, there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

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

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,645 of earnings has been credited to the Trust as of December 31, 2013. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there was no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $900 beginning February 1, 2011 and $700 beginning January 1, 2012). The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2013, the buyer was current on its 2013 monthly property tax escrow obligations and escrow payments. The property tax escrow cash balance held by the Partnership amounted to $1,390 as December 31, 2013, after the $9,859 payment of the 2013 property taxes in December 2013 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $163,491 as of December 31, 2013. During the year ended December 31, 2013, twelve note payments were received by the Partnership and totaled $33,801 in principal and $13,195 in interest.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2013 and 2012, there were no such transfers.

Fair Value on a Nonrecurring Basis- Vacant and formerly owned Denny’s, Phoenix, AZ Properties

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption as of December 31, 2012, for which a nonrecurring change in fair values (related to impairment) was recorded during the fiscal year 2012 for the vacant Phoenix, AZ property (sold on October 22, 2012).

					Incurred for the Year Ended	Incurred for the Year Ended
	Carrying Value at December 31, 2013				December 31, 2013	December 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains	Total Gains
Formerly owned, Vacant Phoenix, AZ Property	0	—	—	0	0	142,747

Total properties	$0	$—	$—	$0	$0	$142,747

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

13. SUBSEQUENT EVENTS

Limited Partner Distributions

On February 14, 2014, the Partnership made a distribution to the Limited Partners of $100,000, which amounted to $2.16 per Limited Partner Interest.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Controls and Procedures

As of December 31, 2013, the Partnership’s management, and the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 1992, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2013, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

The Partnership’s management does not expect that the disclosure controls and procedures of the internal controls will prevent all error and misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

The Partnership does not have any employees, executive officers, or directors and, therefore, no board committees.

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

Bruce A. Provo, Age 63—President, Founder and Director, TPG.

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

Mr. Provo and TPG require that all personnel, including all employees, officers and directors of TPG: engage in honest and ethical conduct; ensure full, fair, accurate, timely and understandable disclosure; comply with all applicable governmental laws, rules and regulations; and report to Mr. Provo any deviation from these principles. Because TPG has two employees (including Mr. Provo), and because Mr. Provo is the ultimate decision maker in all instances, TPG has not adopted a formal code of ethics. Mr. Provo, as Chief Executive Officer and Chairman of the Board of Directors of TPG, negotiates and resolves all conflicts to the best of his ability and determines appropriate actions if necessary to deter violations and promote accountability, consistent with his fiduciary obligations to TPG and the fiduciary obligations of TPG to the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of TPG, and persons who own 10% or more of the Interests, to report their beneficial ownership of such Interests to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of the Interests are required by SEC regulations to furnish the Partnership with copies of all of reports they file pursuant to Section 16(a).

As of December 31, 2013, Jesse Small was a beneficial owner of more than 10% of the Partnership Interests. Three Form 4s which included 13 transactions with respect to 2013 were filed late by Jesse Small in 2013.

Item 11.	Executive Compensation

The Partnership has not paid any executive compensation to the corporate General Partner or to the directors and officers of the General Partner. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 hereto. The General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the Financial Statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners. The principal executive officer is not directly compensated by the Partnership for controlling the affairs of the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership as of March 24, 2014. Based on information known to the Partnership and filed with the SEC, the following person is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned(2)	Percentage of Interests Outstanding(1)
Limited Partnership Interests	Jesse Small (3) 401 NW 10th Terrace Hallandale, FL 33009	6,682.24	14.44%

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 24, 2014.
(2)	Based on Form 4s filed with the SEC in March of 2014.
(3)	Jesse Small may be deemed to beneficially own such voting and investment power over the Interests listed in the table above.

(b) As of December 31, 2013, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with the Interests listed above due to such voting and investment power.
(4)	Based on 46,280.3 Interests outstanding as of December 31, 2013.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the PMA.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2013, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.07% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2013, the minimum monthly Base Fee paid by the Partnership was raised to $21,578 and the maximum monthly Expense reimbursement was raised to $1,741.

Additionally, TPG, or its affiliates, are allowed up to one-half of the commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, but such TPG commissions are not to exceed three percent of the contract price on the sale of an investment property. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners. See Note 8 to the financial statements for further information.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2013 and 2012:

The Provo Group, Inc.:

	Incurred for the	Incurred for the
	Year ended December 31,	Year ended December 31,
	2013	2012
Management fees	$258,060	$252,344
Restoration fees	0	40
Overhead allowance	20,820	20,356
Advisory Fee on Sale	16,296	0
Outsourced XBRL Fees	6,038	6,200
Leasing commissions	6,160	8,405
Direct Cost Reimbursement	5,285	6,849
Cash Distributions	4,176	2,878

	$316,835	$297,072

Item 14.	Principal Accountant Firm Fees and Services

Audit Fees

Aggregate billings during the years 2013 and 2012 for audit and interim review services provided by the Partnership’s principal accounting firm, McGladrey LLP (“McGladrey”), to the Partnership, amounted to $71,956 and $73,003, respectively.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, McGladrey did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during 2013 and 2012 were $24,500 and $25,750, respectively, provided by McGladrey.

All Other Fees

For the years ended December 31, 2013 and 2012, McGladrey did not perform any management consulting or other services for the Partnership.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2013 and 2012

Statements of Income for the Years Ended December 31, 2013, 2012, and 2011

Statements of Partners’ Capital for the Years Ended December 31, 2013, 2012, and 2011

Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2013

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Release dated as of July 19, 2013, filed as Exhibit 99.1 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

10.2	Amendment to Lease dated as of July 19, 2013, filed as Exhibit 99.2 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 29, 2013 and December 30, 2012 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 29, 2013 and December 30, 2012 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 29, 2013 and December 30, 2012 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Statements of Income for the three years ended December 31, 2013, 2012 and 2011, (iii) Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to the Condensed Financial Statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

											Life on which
		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Depreciation in
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	latest statement of operations is computed (years)
Santa Fe, NM	—	—	451,230	—	—	451,230	451,230	361,133	—	10/10/1988	31.5
Augusta, GA (2)	—	215,416	434,178	—	213,226	434,177	647,403	350,009	—	12/22/1988	31.5
Charleston, SC	—	273,619	323,162	—	273,619	323,162	596,781	260,514	—	12/22/1988	31.5
Aiken, SC	—	402,549	373,795	—	402,549	373,795	776,344	300,257	—	2/21/1989	31.5
Augusta, GA	—	332,154	396,659	—	332,154	396,659	728,813	318,623	—	2/21/1989	31.5
Mt. Pleasant, SC	—	286,060	294,878	—	252,069	294,878	546,947	236,866	—	2/21/1989	31.5
Charleston, SC	—	273,625	254,500	—	273,625	254,500	528,125	204,432	—	2/21/1989	31.5
Aiken, SC	—	178,521	455,229	—	178,521	455,229	633,750	365,671	—	3/14/1989	31.5
Des Moines, IA (1) (3)	—	164,096	448,529	$296,991	161,996	560,057	722,053	452,784	1989	8/1/1989	31.5
North Augusta, SC	—	250,859	409,297	—	250,859	409,297	660,156	315,644	—	12/29/1989	31.5
Martinez, GA	—	266,175	367,575	—	266,175	367,575	633,750	283,469	—	12/29/1989	31.5
Columbus, OH	—	351,325	708,141	—	351,325	708,140	1,059,465	535,585	—	6/1/1990	31.5

	$0	$2,994,399	$4,917,173	$296,991	$2,956,118	$5,028,699	$7,984,817	$3,984,987

(1)	This property was written down to its estimated net realizable value at December 31, 1998.
(2)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(3)	Building improvements were incurred at the property during the fourth quarter of 2009.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,		December 31,	December 31,
Investment Properties	2013	2012	Accumulated Depreciation	2013	2012
Balance at beginning of year	$7,984,817	$7,984,817	Balance at beginning of year	$3,834,881	$3,684,775
Additions:			Additions charged to costs and expenses	150,106	150,106
Deletions:
Vacant- Phoenix, AZ property sold (2)	0	(142,747)	Vacant- Phoenix, AZ property sold (2)	0	(142,747)
Vacant- Phoenix, AZ property impairment write-down (1)	0	142,747	Vacant- Phoenix, AZ property impairment write-down (1)	0	142,747

Balance at end of year (3)	$7,984,817	$7,984,817	Balance at end of year	$3,984,987	$3,834,881

(1)	The property was written-down to its estimated fair value of $150,000 during the fiscal year 2011.
(2)	The property was reclassified to property held for sale in the third quarter of 2011 and sold in the fourth quarter of 2012.
(3)	The land cost of $33,991, applicable to the eminent domain proceedings, was classified as Property Held for Sale beginning in 2010. As a result, the land cost, and the resulting sale in 2013, is not reflected in the balances in the table above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2, L.P.

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and Director of The Provo Group, Inc., the General Partner of the Partnership
(principal executive officer of the registrant)

By:	/s/ Lynette L. DeRose
Chief Financial Officer of the Partnership
(principal financial officer of the registrant)

By:	THE PROVO GROUP, INC., General Partner

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and Director of The Provo Group, Inc., the General Partner of the Partnership
(principal executive officer of the registrant)

Dated:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and Director of The Provo Group, Inc., the General Partner of the Partnership

By:	/s/ Caroline E. Provo
Director of The Provo Group, Inc., the General Partner of the Partnership

Date:	March 28, 2014