Form 10-Q
period 2014-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2014-05-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2014 and December 31, 2013

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)
Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(4,022,513)	(3,984,987)

Net investment properties	$3,962,304	$3,999,830

OTHER ASSETS:
Cash	$738,581	$244,319
Cash held in Indemnification Trust (Note 9)	452,806	452,645
Property tax cash escrow	19,673	25,697
Security deposits escrow	70,570	70,765
Rents and other receivables	15,858	470,478
Deferred tenant award proceeds escrow	166,452	171,948
Deferred rent receivable	900	2,250
Prepaid insurance	3,494	4,992
Deferred charges, net	171,819	178,987
Note receivable (Note 11)	154,652	163,491

Total other assets	$1,794,805	$1,785,572

Total assets	$5,757,109	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2014 and December 31, 2013

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$138,716	$50,979
Property tax payable	22,935	25,701
Due to General Partner (Note 6)	0	1,227
Deferred rent	166,431	171,918
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$403,522	$325,265

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income (retained earnings)	$334,087	$334,153
Cumulative cash distributions	(139,006)	(139,006)

	$195,081	$195,147

Limited Partners (46,280.3 interests outstanding at March 31, 2014 and December 31, 2013)
Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	39,440,535	39,447,019
Cumulative cash distributions	(72,800,268)	(72,700,268)

	$5,998,735	$6,105,219

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	($840,229)	($840,229)

Total partners’ capital	$5,353,587	$5,460,137

Total liabilities and partners’ capital	$5,757,109	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$258,648	$256,205

TOTAL OPERATING REVENUES	258,648	256,205

OPERATING EXPENSES
Partnership management fees (Note 6)	65,049	63,858
Insurance	1,498	1,471
General and administrative	49,491	22,661
Advisory Board fees and expenses	2,625	2,625
Professional services	105,741	98,641
Depreciation	37,526	37,526
Amortization	7,168	7,168

TOTAL OPERATING EXPENSES	269,098	233,950

OTHER INCOME
Interest income	990	782
Note receivable interest income (Note 11)	2,910	3,526
Other income	0	280

TOTAL OTHER INCOME	3,900	4,588

NET INCOME (LOSS)	($6,550)	$26,843

NET INCOME (LOSS) - GENERAL PARTNER	($66)	$268
NET INCOME (LOSS) - LIMITED PARTNERS	(6,484)	26,575

	($6,550)	$26,843

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:

NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST	($0.14)	$0.57

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($6,550)	$26,843
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	44,694	44,694
Interest paid (applied) to Indemnification Trust account	(161)	(313)
Decrease in rents and other receivables	454,620	465,406
Increase (Decrease) in security deposit escrow	195	(5)
Decrease in property tax cash escrow	6,024	2,429
Decrease in prepaid insurance	1,498	1,469
Decrease in deferred rent receivable	1,350	1,299
Increase in accounts payable and accrued expenses	87,737	78,940
Decrease in property tax payable	(2,766)	(2,429)
Decrease in deferred award escrow	5,496	0
Decrease in due to General Partner	(1,227)	(1,225)

Net cash from operating activities	590,910	617,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	8,839	8,223
Deferred rent	(5,487)	0

Net cash from investing activities	3,352	8,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(100,000)	(550,000)
Cash distributions to General Partner	0	(107)

Net cash used in financing activities	(100,000)	(550,107)

NET INCREASE IN CASH	494,262	75,224
CASH AT BEGINNING OF YEAR	244,319	693,221

CASH AT END OF PERIOD	$738,581	$768,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2013 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2014, the Partnership owned twelve Properties, which are located in a total of five states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the Provo Group, Inc., the general partner of the Partnership (the “General Partner”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the Limited Partners. During the second quarters of the six odd numbered years 2001 to 2011, consent solicitations were circulated (each being a “Consent”). If approved, any of these consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

Significant Accounting Policies

Rental revenue from the Properties is recognized on a straight-line basis over the term of the respective lease. Percentage rents are only accrued when the tenant has reached the sales breakpoint stipulated in the lease.

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges, and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

Based on an analysis of specific accounts and historical experience, as of March 31, 2014, and December 31, 2013, there were no recorded values for allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2014 and December 31, 2013, accumulated amortization amounted to $136,963 and $129,795, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2014, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 52%, 14% and 7%, respectively, of the total operating base rents reflected as of March 31, 2014.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2014 and 2013.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2014 and the year ended December 31, 2013. See Note 12 for further disclosure.

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

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the SEC (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”), which was dissolved December of 2003, (collectively, the “three original partnerships”) to various other entities previously sponsored by or otherwise affiliated with Gary J. DiVall and Paul E. Magnuson. The unauthorized transfers were in violation of the respective partnership agreements and resulted, in part, from material weaknesses in the internal control system of the three original partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group, Inc. (“TPG”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the three original partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected TPG as general partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2014, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2014, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2014, the Partnership owned property leased to twelve fully constructed fast-food restaurants. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café (“Daytona’s”). The twelve properties are located in a total of five states.

Daytona’s – 4875 Merle Hay Rd, Des Moines, IA

Daytona’s lease is set to expire May 31, 2014. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014 the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of March 31, 2014 Daytona’s has not made its monthly rent or real estate tax escrow payments for February or March 2014. At this time, management does expect to collect the rents and real estate tax payments due through the end of the lease term. However, the Partnership no longer expects to renew the lease and will pursue a qualified replacement tenant.

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership (as amended, supplemented or modified, the “Partnership Agreement”) of the Partnership extends the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Limited Partnership Interests.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the Partnership Agreement. The former general partners were replaced by TPG. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. Additionally, the total compensation paid to all persons for the sale of the investment properties is limited to commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, not to exceed six percent of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed three percent, provided that the General Partner provides a substantial amount of services, as defined by the General Partner, in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. See Note 6 for further information.

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

As of March 31, 2014, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2014 collected revenues of $258,648) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2014	$952,462
2015	804,553
2016	791,935
2017	720,433
2018	690,433
Thereafter	2,268,849

$6,228,665

At March 31, 2014 and December 31, 2013, rents and other receivables included $0 and $470,478, respectively, of unbilled percentage rents. As of March 31, 2014, all of the 2013 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2013, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2014, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.46% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2014, the minimum annual Base Fee paid by the Partnership was raised to $262,716 and the maximum annual Expense reimbursement was increased to $21,192.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, the General Partner has received fees from the Partnership totaling $59,729 on the amounts recovered. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Month Period ended	Three Month Period ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
General Partner
Management fees	$65,049	$63,858
Overhead allowance	5,248	5,151
Other outsourced administrative fees	1,088	4,350
Reimbursement for out-of-pocket expenses	1,162	1,202
Cash distribution	0	107

	$72,547	$74,668

At March 31, 2014 and December 31, 2013, $0 and $1,227, respectively, was payable to the General Partner.

As of March 31, 2014 and December 31, 2013, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2014, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer holding any Limited Partnership Interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own the Limited Partnership Interests listed above due to such voting and investment power.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 31, 2014.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2014, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s Limited Partnership Interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2014 and 2013 are as follows:

	Incurred for the Three Month Period ended March 31, 2014	Incurred for the Three Month Period ended March 31, 2013
	(Unaudited)	(Unaudited)
Advisory Board
Fees paid	$875	$875

At March 31, 2014 and December 31, 2013 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2014, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,806 of earnings has been credited to the Trust as of March 31, 2014. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, is $925 per month. The property tax escrow cash balance held by the Partnership amounted to $4,165 at March 31, 2014, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $163,491 as of December 31, 2013. During the three month period ended March 31, 2014, three note payments were received by the Partnership and totaled $8,839 in principal and $2,910 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended March 31, 2014 and 2013, there were no such transfers.

13. SUBSEQUENT EVENTS

Daytona’s – 4875 Merle Hay Rd, Des Moines, IA

Notice was sent to the tenant on April 22, 2014 that they remain in default of the lease for failure to pay monthly rent and real estate tax escrow payments and that the Partnership will not renew the lease upon its expiration. The notice also advised the tenant that they are expected to vacate the premises by May 31, 2014, and that they are responsible for paying all rent and real estate tax obligations owed as of January 1, 2014, through the termination of the lease on May 31, 2014, each in accordance with the Lease Agreement between the Partnership and the Tenant dated March 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of management of the Partnership based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our business strategies and our ability to grow our business;

•	our ability to collect rents on our leases;

•	our ability to maintain relationships with our tenants;

•	future capital expenditures;

•	our ability to hire and retain key employees; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for Limited Partners upon disposition of the Partnership’s assets and such other factors as discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year end December 31, 2013.

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

Revenue recognition- Rental revenue from investment properties is recognized on a straight-line basis over the life of the respective lease when collectability is assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

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

Investment Properties

As of March 31, 2014, the Partnership owned property leased to twelve fully constructed fast-food restaurants. In addition, one property is located on a parcel of land that is subject to a ground lease. The twelve tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, a KFC restaurant, and a Daytona’s All Sports Café. The twelve Properties are located in a total of five states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership leases property to one restaurant which is located on a parcel of land where the Partnership holds a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during the three month period ending March 31, 2014.

Net Income

Net (loss) income for the three month periods ended March 31, 2014 and 2013 were ($6,550) and $26,843, respectively. Net (loss) income per Limited Partnership Interest for the three month periods ended March 31, 2014 and 2013 were ($0.14) and $0.57, respectively.

The decrease is due to the increase in state income taxes owed for the year ended December 31, 2013 as a result of the sale of condemned land in South Carolina in August 2013. The sale resulted in $21,350 of South Carolina taxes due in 2014.

Results of Operations

(Loss) income from continuing operations for the three month periods ended March 31, 2014 and 2013 was ($6,550) and $26,843, respectively.

Three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013:

Operating Rental Income: Rental income for the three month periods ended March 31, 2014 and 2013 was $258,648 and $256,205, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2014 and 2013 were $49,491 and $22,661, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase is due primarily to an increase in state income taxes owed for 2013, largely a result of the gain on the sale of condemned land in Mt. Pleasant, South Carolina in August of 2013.

Professional services: Professional services expenses for the three month periods ended March 31, 014 and 2013 were $105,741 and $98,641, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase is due to higher audit and tax return preparation fees, as well as higher legal fees related to isolated investor and tenant matters.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2014 and 2013 were $590,910 and $617,108, respectively. The variance in cash provided by operating activities from 2013 to 2014 is primarily due to lower net income as a result of higher state income taxes.

Cash flows provided from investing activities for the three month periods ended March 31, 2014 and 2013 were $3,352 and $8,223, respectively. The 2014 and 2013 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease . The 2014 amount is lower because of the amortization of the deferred rent proceeds related to the Wendy’s-Mt. Pleasant transaction.

For the three month period ended March 31, 2014, cash flows used in financing activities was $100,000 and consisted of aggregate Limited Partner distributions, which included $8,839 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property. For the three month period ended March 31, 2013, cash flows used in financing activities was $550,107 and consisted of aggregate Limited Partner distributions of $550,000, which included $292,747 in net sale proceeds from the October 2012 sale of the vacant Phoenix, AZ property and, $37,588 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $107. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $738,581 at March 31, 2014. Cash of $525,000, including $11,749 in Buyer’s Note principal and interest payments and $470,478 of 2013 percentage rents received, is anticipated to be used to fund the anticipated 2014 first quarter aggregate distribution to Limited Partners on May 15, 2014, and cash of approximately $138,718 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and sales of Properties will primarily provide the sources for future Partnership liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2014, the current twelve operating Properties were leased 100 percent. In addition, the Partnership collected 95% and 100% of its base rent from current operating tenants for the period ended March 31, 2014 and the fiscal year ended December 31, 2013, respectively, which we believe is a good indication of overall tenant quality and stability. There are two leases set to expire in 2014. Daytona’s lease expires May 31, 2014 and management does not expect to renew their lease. Applebee’s lease expires October 31, 2014, and management expects them to exercise their next two year option.

Nine of the Partnership’s twelve Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 73% of the total 2014 operating base rents to-date. At December 31, 2013, additional 2013 percentage rents totaled $470,478, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2013, the Partnership generated approximately 83% of its total operating revenues from these nine Properties. Additionally, as of March 31, 2014, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2014. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

Disposition Policies

Management intends to hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination on November 30, 2020 or if Limited Partners holding a majority of the units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

The Partnership’s management, and the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed May 15, 2014, regarding the first quarter of 2014 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Income for the three month periods ended March 31, 2014 and 2013, (iii) Condensed Statement of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and Duly Authorized Officer of the Partnership)

Date: May 15, 2014