Form 10-Q
period 2014-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2014-08-11
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

FOR THE PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2014 and December 31, 2013

ASSETS

	June 30, 2014	December 31, 2013
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,956,118	$2,956,118
Buildings	5,028,699	5,028,699
Accumulated depreciation	(4,060,040)	(3,984,987)

Net investment properties	$3,924,777	$3,999,830

OTHER ASSETS:

Cash	$250,710	$244,319
Cash held in Indemnification Trust (Note 9)	452,806	452,645
Property tax cash escrow	22,448	25,697
Security deposits escrow	70,528	70,765
Rents and other receivables (net of allowance, $31,116 and $0, respectively)	52,602	470,478
Deferred tenant award proceeds escrow (Note 3)	161,044	171,948
Deferred rent receivable	0	2,250
Prepaid insurance	7,396	4,992
Deferred charges, net	164,800	178,987
Note receivable (Note 11)	145,652	163,491

Total other assets	$1,327,986	$1,785,572

Total assets	$5,252,763	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2014 and December 31, 2013

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2014	December 31, 2013
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,858	$50,979
Property tax payable	30,597	25,701
Due to General Partner (Note 6)	335	1,227
Deferred rent	160,944	171,918
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$331,174	$325,265

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income (retained earnings)	$335,021	$334,153
Cumulative cash distributions	(139,341)	(139,006)

	$195,680	$195,147

Limited Partners (46,280.3 interests outstanding at June 30, 2014 and December 31, 2013)
Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	39,532,938	39,447,019
Cumulative cash distributions	(73,325,268)	(72,700,268)

	$5,566,138	$6,105,219

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	($840,229)	($840,229)

Total partners’ capital	$4,921,589	$5,460,137

Total liabilities and partners’ capital	$5,252,763	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Six Month Periods Ended June 30, 2014 and 2013

	Three Months ended		Six Months Ended
	30-Jun-14	30-Jun-13	30-Jun-14	30-Jun-13
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$305,699	$289,320	$564,347	$545,524

TOTAL OPERATING REVENUES	$305,699	$289,320	$564,347	$545,524

OPERATING EXPENSES
Partnership management fees (Note 6)	65,679	64,734	130,728	128,592
Insurance	1,732	1,471	3,230	2,940
General and administrative	46,246	13,737	95,736	36,399
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	53,210	49,143	158,951	147,785
Property tax expense	1,629	0	1,629	0
Other property expenses	306	0	306	0
Depreciation	37,526	37,526	75,053	75,053
Amortization	7,019	7,168	14,187	14,336

TOTAL OPERATING EXPENSES	215,972	176,404	485,070	410,355

OTHER INCOME
Interest income	862	434	1,851	1,216
Note receivable interest income (Note 11)	2,748	3,376	5,659	6,903
Gain on sale of land	0	307,270	0	307,270
Other income	0	0	0	280

TOTAL OTHER INCOME	3,610	311,080	7,510	315,669

NET INCOME	$93,337	$423,996	$86,787	$450,838

NET INCOME - GENERAL PARTNER	$933	$4,240	$868	$4,508
NET INCOME - LIMITED PARTNERS	$92,404	$419,756	$85,919	$446,330

	$93,337	$423,996	$86,787	$450,838

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$2.00	$9.07	$1.86	$9.64

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2014 and 2013

	Six Months Ended	Six Months Ended
	30-Jun-14	30-Jun-13
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,787	$450,838
Net gain on disposal of land	0	(307,270)
Adjustments to reconcile net income to net cash from operating activities -
Provision for doubtful accounts	31,116	0
Depreciation and amortization	89,240	89,389
Interest paid (applied) to Indemnification Trust account	(161)	(313)
Decrease in rents and other receivables	386,760	432,469
Increase (Decrease) in property tax cash escrow	3,249	(5,233)
Increase (Decrease) in security deposit escrow	237	(67,587)
Increase (Decrease) in prepaid insurance	(2,404)	2,941
Increase (Decrease) in deferred rent receivable	2,250	(2,979)
Increase in accounts payable and accrued expenses	12,879	9,438
Increase in property tax payable	4,896	5,233
Decrease in deferred award escrow	10,904	0
Increase (Decrease) in due to General Partner	(892)	16,660

Net cash from operating activities	624,861	623,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	17,839	16,595
Net proceeds from sale of condemned land	0	341,261
Condemnation award receivable	0	(543,185)
Deferred rent	(10,974)	181,062

Net cash from (used in) investing activities	6,865	(4,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(625,000)	(1,125,000)
Cash distributions to General Partner	(335)	(1,803)

Net cash used in financing activities	(625,335)	(1,126,803)

NET INCREASE (DECREASE) IN CASH	6,391	(507,484)

CASH AT BEGINNING OF YEAR	244,319	693,221

CASH AT END OF PERIOD	$250,710	$185,736

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2013 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of June 30, 2014, the Partnership owned twelve Properties, which are located in a total of five states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the Provo Group, Inc., the general partner of the Partnership (the “General Partner”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partnership interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the limited partners. During the second quarters of the six odd numbered years 2001 to 2011, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of these Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated to the Partnership’s limited partners (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2014, and December 31, 2013, there were $31,116 and $0, respectively, recorded values for allowance for doubtful accounts. Delinquent accounts receivable are aged as follows: $15,858 is over 90 days old, $7,629 is over 60 days old and $7,629 is over 30 days old as of June 30, 2014.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2014 and December 31, 2013, accumulated amortization amounted to $143,982 and $129,795, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of the portion of the Mt. Pleasant, South Carolina property that will be paid to the tenant ratably over 99 months beginning August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2014, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 53%, 14% and 7%, respectively, of the Partnership’s total operating base rents reflected as of June 30, 2014.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or six month periods ended June 30, 2014 and 2013.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the six month period ended June 30, 2014 and the year ended December 31, 2013. See Note 12 for further disclosure.

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

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2010.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the SEC (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”), which was dissolved December of 2003, (collectively, the “three original partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective partnership agreements and resulted, in part, from material weaknesses in the internal control systems of the three original partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group, Inc. (“TPG”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the three original partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the limited partners of the Partnership, by written consent of a majority of limited partnership interests, elected TPG as general partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2014, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through June 30, 2014, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of June 30, 2014, the Partnership owned property leased to eleven fully constructed fast-food restaurants and owns one vacant property in Des Moines, Iowa (formerly operated as Daytona’s All Sports Café (“Daytona’s”)). The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The twelve properties are located in a total of five states.

Vacant Property – 4875 Merle Hay Rd, Des Moines, IA

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014 the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of June 30, 2014 Daytona’s has not made its monthly rent or real estate tax escrow payments for February, March, April or May 2014. Notice was sent to the tenant on April 22, 2014 that they remain in default of the lease for failure to pay monthly rent and real estate tax escrow payments and that the Partnership will not renew the lease upon its expiration. The notice also advised the tenant that they are expected to vacate the premises by May 31, 2014, and that they are responsible for paying all rent and real estate tax obligations owed as of January 1, 2014, through the termination of the lease on May 31, 2014, each in accordance with the Lease Agreement between the Partnership and the tenant dated March 1, 2003. On May 29, 2014, the Partnership filed an application for default judgment, which the tenant filed an answer denying all claims made against it. Along with the application for default judgment, the Partnership filed for enforcement of its landlord lien against the furniture, fixtures and equipment (“FF&E”) at the property. However, the tenant sold all FF&E at an auction on May 28, 2014. The Partnership has subpoenaed the auctioneer for the sale records in an attempt to recover the FF&E. On July 10, 2014, the Partnership filed for summary judgment against the tenant for all amounts owing. The Partnership plans to sell the property and has signed a listing agreement (see Note 13 Subsequent Events, for additional information).

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

As of June 30, 2014, the aggregate minimum operating lease payments (including the aggregate total of the first two quarters of 2014 collected revenues of $489,395) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2014	$952,462
2015	804,553
2016	791,935
2017	720,433
2018	690,433
Thereafter	2,268,849

$6,228,665

At June 30, 2014 and December 31, 2013, rents and other receivables included $52,602 and $470,478, respectively, of unbilled percentage rents. As of June 30, 2014, all of the 2013 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2013, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2014, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.46% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2014, the minimum annual Base Fee paid by the Partnership was raised to $262,716 and the maximum annual Expense reimbursement was increased to $21,192.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Month Period ended June 30, 2014	Three Month Period ended June 30, 2013	Six Month Period ended June 30, 2014	Six Month Period ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$65,679	$64,734	$130,728	$128,592
Restoration fees	0	0	0	0
Overhead allowance	5,298	5,223	10,546	10,374
Other outsourced administrative fees	675	600	1,763	4,950
Sales Commission	0	16,296	0	16,296
Reimbursement for out-of-pocket expenses	986	1,583	2,148	3,018
Cash distribution	335	1,696	335	1,803

	$72,973	$90,132	$145,520	$165,033

At June 30, 2014 and December 31, 2013, $335 and $1,227, respectively, was payable to the General Partner.

As of June 30, 2014 and December 31, 2013, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of June 30, 2014, the General Partner did not own any limited partnership interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer as the sole named executive officer holding any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)

Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Based on 46,280.3 limited partnership interests outstanding as of June 30, 2014.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2014, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Month Period ended June 30, 2014	Three Month Period ended June 30, 2013	Six Month Period ended June 30, 2014	Six Month Period ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2014 and December 31, 2013 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2014, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,806 of earnings has been credited to the Trust as of June 30, 2014. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners of the Partnership as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the limited partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the limited partners.

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (the “Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, is $925 per month. The property tax escrow cash balance held by the Partnership amounted to $6,940 at June 30, 2014, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $163,491 as of December 31, 2013. During the six month period ended June 30, 2014, six note payments were received by the Partnership and totaled $17,839 in principal and $5,659 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended June 30, 2014 and 2013, there were no such transfers.

13. SUBSEQUENT EVENTS

Vacant Property – 4875 Merle Hay Rd, Des Moines, IA

On July 8, 2014, the Partnership signed a listing agreement with a broker, Hubbell Commercial Brokers, L.C., (the “Broker”) to sell or lease the property during the term of the listing, which ends December 31, 2014. The sale asking price is $576,000, and the lease asking price is $14.45 per square foot on a triple net basis. In the event of a sale, a 6.5% to 8% commission on the sale price will be due to the Broker as outlined in the listing agreement. In the event of a lease, a 6% commission on the fixed rent payable during the lease term will be due to the Broker. The net book value of this property on the balance sheet is $261,893 as of June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of management of DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our business strategies and our ability to grow our business;

•	our ability to collect rents on our leases;

•	our ability to maintain relationships with our tenants;

•	future capital expenditures;

•	our ability to hire and retain key employees; and

•	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows , our inability to realize value for limited partners upon disposition of the Partnership’s assets, such other factors as discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year end December 31, 2013.

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

Revenue recognition - Rental revenue from investment properties is recognized on a straight-line basis over the life of the respective lease when collectability is assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

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

Investment Properties

As of June 30, 2014, the Partnership owned property leased to eleven fully constructed fast-food restaurants and owns one vacant property in Des Moines, Iowa (formerly Daytona’s All Sports Café). In addition, one property is located on a parcel of land that is subject to a ground lease. The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The twelve Properties are located in a total of five states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property (such as the Des Moines, Iowa property, which formerly operated as Daytona’s All Sports Café). In a property vacancy, the Partnership pays for insurance and maintenance related to the vacant property.

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

There were no building improvements capitalized during the three month period ending June 30, 2014.

Net Income

Net income for the three month periods ended June 30, 2014 and 2013 was $93,337 and $423,996, respectively. Net income per limited partnership interest for the three month periods ended June 30, 2014 and 2013 was $2.00 and $9.07, respectively. Net income for the six month periods ended June 30, 2014 and 2013 was $86,787 and $450,838, respectively. Net income per limited partnership interest for the six month periods ended June 30, 2014 and 2013 was $1.86 and $9.64, respectively.

The decrease from 2013 to 2014 is due to the sale of condemned land in South Carolina in 2013. In the second quarter of 2013, the Partnership settled eminent domain proceedings with the County of Charleston, South Carolina and recognized a gain of $307,270 on the sale of the condemned property.

Results of Operations

Income from continuing operations for the three month periods ended June 30, 2014 and 2013 was $93,337 and $423,996, respectively.

Three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013:

Operating Rental Income: Rental income for the three month periods ended June 30, 2014 and 2013 was $305,699 and $289,320, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended June 30, 2014 and 2013 were $46,246 and $13,737, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase is due primarily to an allowance for doubtful accounts adjustment made at quarter end due to the uncertainty of collecting the $31,116 owed to the Partnership by Daytona’s.

Professional services: Professional services expenses for the three month periods ended June 30, 2014 and 2013 were $53,210 and $49,143, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase is due to higher audit and tax return preparation fees, as well as higher legal fees related to the Daytona’s default.

Six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013:

Operating Rental Income: Rental income for the six month periods ended June 30, 2014 and 2013 was $564,347 and $545,524, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

Management expects total base operating rental income to be $952,462 for the year 2014 based on operating leases currently in place. In addition, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2013 was $470,478, and management expects the 2014 percentage rents to be higher than 2013 due to the increasing sales trends for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the six month periods ended June 30, 2014 and 2013 was $3,230 and $2,940, respectively. The 2013 insurance expense was related to a general liability policy. For 2014, management expects insurance expense to increase to $9,500 because of the property insurance that was purchased for the vacant Des Moines, Iowa property for $5,634 in addition to the annual general liability policy. This amount could increase if the general liability insurance premium for the 2014/2015 insurance year that is expected to be paid in the fourth quarter of 2014 also increases.

General and Administrative Expense: General and administrative expenses for the six month periods ended June 30, 2014 and 2013 were $95,736 and $36,399, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees,state income tax expenses and bad debt allowance. Management expects the total 2014 operating general and administrative expenses to be higher than 2013 expenses, primarily due to an increase state and local income tax expenses as a result of the condemnation sale and the bad debt expense related to the tenant, Daytona’s.

Professional services: Professional services expenses for the six month periods ended June 30, 2014 and 2013 were $158,951 and $147,785, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is primarily the result of the higher cost of XBRL detailed footnote tagging which began in late 2012. Management anticipates that the total 2014 operating professional services expenses will be approximately ten percent higher than 2013 due primarily to the cost of the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership which began in the second quarter of 2012, as well as higher accounting, audit and legal fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the six month periods ended June 30, 2014 and 2013 were $624,861 and $623,586, respectively.

Cash flows provided from (used in) investing activities for the six month periods ended June 30, 2014 and 2013 were $6,865 and ($4,267), respectively. The 2014 amount was comprised of the receipt of note receivable principal payments from the promissory note in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s - Mt. Pleasant, South Carolina lease. The 2013 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and also includes the amount due from the County of Charleston, SC relating to the sale of the condemned land in the second quarter.

For the six month period ended June 30, 2014, cash flows used in financing activities was $625,335 and consisted of aggregate limited partner distributions of $625,000, which included $470,478 in percentage rent billings from 2013 and, $17,839 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $335. For the six month period ended June 30, 2013, cash flows used in financing activities was $1,126,803 and consisted of aggregate limited partner distributions of $1,125,000, which included $292,827 in net sale proceeds from the October 2012 sale of the vacant Phoenix, Arizona property, $465,407 in 2012 percentage rents, $45,810 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $1,803. Distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership.

Liquidity and Capital Resources

The Partnership’s cash balance was $250,710 at June 30, 2014. Cash of $116,000, including $11,749 in promissory note principal and interest payments, is anticipated to be used to fund the anticipated 2014 second quarter aggregate distribution to limited partners on August 15, 2014, and cash of $72,007 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of June 30, 2014, the current twelve operating Properties were 92 percent leased. In addition, the Partnership collected 95% and 100% of its base rent from current operating tenants for the period ended June 30, 2014 and the fiscal year ended December 31, 2013, respectively, which we believe is a good indication of overall tenant quality and stability. There are two leases expiring in 2014. Daytona’s lease expired May 31, 2014 and management did not renew their lease (See Note 3 to our unaudited interim condensed financial statements for more detailed information). Applebee’s lease expires October 31, 2014, and management expects them to exercise their next two year option.

Nine of the Partnership’s twelve Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2014 operating base rents to-date. At December 31, 2013, additional 2013 percentage rents totaled $470,478, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2013, the Partnership generated approximately 83% of its total operating revenues from these nine Properties. Additionally, as of June 30, 2014, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants of these Properties may be considered relevant to investors. At the request of the Partnership, Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements prepared by such entitites’ accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2014. The Partnership has no rights to audit or review financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed such financial statements.

Disposition Policies

Management intends to hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The general partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination on November 30, 2020 or if limited partners holding a majority of the limited partnership units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2014 the Partnership’s management, and the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed August 15, 2014, regarding the second quarter of 2014 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (iii) Condensed Statement of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and Duly Authorized Officer of the Partnership)

Date:	August 11, 2014