Form 10-Q
period 2014-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2014-11-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2014 and December 31, 2013

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642

Accumulated depreciation	(3,633,719)	(3,532,203)

Net investment properties	$3,629,045	$3,730,561

OTHER ASSETS:

Cash	$219,452	$244,319

Cash held in Indemnification Trust (Note 9)	452,912	452,645

Property tax cash escrow	15,348	25,697
Security deposits escrow	70,662	70,765
Rents and other receivables (net of allowance, $31,116 and $0, respectively)	260,713	470,478

Deferred tenant award proceeds escrow (Note 3)	155,855	171,948

Properties held for sale (Note 3)	261,616	269,269
Deferred rent receivable	0	2,250
Prepaid insurance	4,490	4,992
Deferred charges, net	158,077	178,987
Note receivable (Note 11)	136,487	163,491

Total other assets	$1,735,612	$2,054,841

Total assets	$5,364,657	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2014 and December 31, 2013

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2014	2013
	(unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$25,656	$50,979

Property tax payable	28,384	25,701
Due to General Partner (Note 6)	1,037	1,227
Deferred rent	155,457	171,918
Security deposits	70,440	70,440
Unearned rental income	16,791	5,000

Total current liabilities	$297,765	$325,265

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)

General Partner -

Cumulative net income (retained earnings)	$337,644	$334,153

Cumulative cash distributions	(140,378)	(139,006)

	$197,266	$195,147

Limited Partners (46,280.3 interests outstanding at September 30, 2014 and December 31, 2013)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)

Cumulative net income (retained earnings)	39,792,655	39,447,019

Cumulative cash distributions	(73,441,268)	(72,700,268)

	$5,709,855	$6,105,219

Former General Partner -

Cumulative net income (retained earnings)	$707,513	$707,513

Cumulative cash distributions	(1,547,742)	(1,547,742)

	(840,229)	(840,229)

Total partners’ capital	$5,066,892	$5,460,137

Total liabilities and partners’ capital	$5,364,657	$5,785,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine month Periods Ended September 30, 2014 and 2013

	Three Months ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$450,109	$445,600	$986,706	$951,695

TOTAL OPERATING REVENUES	450,109	445,600	986,706	951,695

OPERATING EXPENSES
Partnership management fees (Note 6)	65,679	64,734	196,407	193,326
Insurance	1,498	1,470	4,493	4,412
General and administrative	15,884	12,921	80,504	49,320
Advisory Board fees and expenses	2,625	2,125	7,875	7,375
Professional services	50,308	53,629	209,259	201,413
Depreciation	34,116	37,527	109,169	112,579
Amortization	6,722	7,373	20,910	21,707

TOTAL OPERATING EXPENSES	176,832	179,779	628,617	590,132

OTHER INCOME
Interest income	761	1,304	2,612	2,521
Note receivable interest income (Note 11)	2,585	3,224	8,244	10,127

Gain on sale of land	0	0	0	307,270
Other income	0	0	0	280

TOTAL OTHER INCOME	3,346	4,528	10,856	320,198

INCOME FROM CONTINUING OPERATIONS	276,623	270,349	368,945	681,761
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (Notes 1 and 3)	(14,283)	16,200	(19,818)	55,629

NET INCOME	$262,340	$286,549	$349,127	$737,390

NET INCOME - GENERAL PARTNER	$2,623	$2,865	$3,491	$7,374
NET INCOME - LIMITED PARTNERS	259,717	283,684	345,636	730,016

	$262,340	$286,549	$349,127	$737,390

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.92	$5.78	$7.89	$14.59
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	($0.31)	$0.35	($0.42)	$1.19

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.61	$6.13	$7.47	$15.78

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$349,127	$737,390
Net gain on disposal of land	0	(307,270)
Adjustments to reconcile net income to net cash from operating activities -
Provision for doubtful accounts	31,116
Depreciation and amortization	130,079	134,286
Interest applied to Indemnification Trust account	(267)	(551)
Decrease in rents and other receivables	178,649	226,823
Decrease (Increase) in property tax cash escrow	10,349	(2,467)
Decrease (Increase) in security deposit escrow	103	(67,720)
Decrease (Increase) in deferred award proceeds escrow	16,093	(177,412)
Decrease in prepaid insurance	502	4,412
Decrease (Increase) in deferred rent receivable	2,250	(1,629)
(Decrease) Increase in accounts payable and accrued expenses	(25,323)	9,895
Increase in property tax payable	2,683	2,467
Increase (Decrease) in unearned rental income	11,791	(5,000)
Decrease in due to General Partner	(190)	(186)

Net cash from operating activities	706,962	553,038

CASH FLOWS FROM INVESTING ACTIVITIES:

Note receivable, principal payment received	27,004	25,121
Net proceeds from sale of condemned land	0	341,261
Leasing commission paid	0	(6,160)
Deferred rent	(16,461)	177,404

Net cash from (used in) investing activities	10,543	537,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(741,000)	(1,240,000)
Cash distributions to General Partner	(1,372)	(2,949)

Net cash used in financing activities	(742,372)	(1,242,949)

NET DECREASE IN CASH	(24,867)	(152,285)

CASH AT BEGINNING OF YEAR	244,319	693,221

CASH AT END OF PERIOD	$219,452	$540,936

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of September 30, 2014, the Partnership owned twelve Properties, which are located in a total of five states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by The Provo Group, Inc., the general partner of the Partnership (“TPG” or the “General Partner”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partnership interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the limited partners. During the second quarters of the six odd numbered years 2001 to 2011, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of these Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated to the Partnership’s limited partners (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2014, and December 31, 2013, there were $31,116 and $0, respectively, recorded values for allowance for doubtful accounts. The full $31,116 of delinquent receivables are over 90 days old as of September 30, 2014.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2014 and December 31, 2013, accumulated amortization amounted to $150,705 and $129,795, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2014, nine of the Partnership’s twelve Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 55%, 13% and 8%, respectively, of the Partnership’s total operating base rents reflected as of September 30, 2014.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or nine month periods ended September 30, 2014 and 2013.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the nine month period ended September 30, 2014 and the year ended December 31, 2013. See Note 12 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2014, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2014, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of September 30, 2014, the Partnership owned property leased to eleven fully constructed fast-food restaurants and owns one vacant property in Des Moines, Iowa (formerly operated as Daytona’s All Sports Café (“Daytona’s”)). The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The twelve properties are located in a total of five states.

Vacant Property – 4875 Merle Hay Rd, Des Moines, IA

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014 the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of September 30, 2014 Daytona’s has not made its monthly rent or real estate tax escrow payments for February, March, April or May 2014. Notice was sent to the tenant on April 22, 2014 that Daytona’s remains in default of the lease for failure to pay monthly rent and real estate tax escrow payments and that the Partnership will not renew the lease upon its expiration. The notice also advised the tenant that Daytona’s was expected to vacate the premises by May 31, 2014, and that Daytona’s is responsible for paying all rent and real estate tax obligations owed as of January 1, 2014, through the termination of the lease on May 31, 2014, each in accordance with the Lease Agreement between the Partnership and the tenant dated March 1, 2003. On May 29, 2014, the Partnership filed an application for default judgment, which the tenant filed an answer denying all claims made against it. Along with the application for default judgment, the Partnership filed for enforcement of its landlord lien against the furniture, fixtures and equipment (“FF&E”) at the property. However, the tenant sold all FF&E at an auction on May 28, 2014. The Partnership has subpoenaed the auctioneer for the sale records in an attempt to recover the FF&E. On July 10, 2014, the Partnership filed for summary judgment against the tenant for all amounts owing.

On July 8, 2014, the Partnership signed a listing agreement with a broker, Hubbell Commercial Brokers, L.C., (the “Broker”) to sell or lease the property during the term of the listing, which ends December 31, 2014. The sale asking price is $576,000, and the lease asking price is $14.45 per square foot on a triple net basis. In the event of a sale, a 6.5% to 8% commission on the sale price will be due to the Broker as outlined in the listing agreement. In the event of a lease, a 6% commission on the fixed rent payable during the lease term will be due to the Broker. The net book value of this property on the balance sheet is $261,616 as of September 30, 2014.

On September 12, 2014, the Partnership signed a purchase agreement with Sundance, Inc., for the sale of the property at a sale price of $555,000. Closing is expected to take place in the first quarter of 2015.

Discontinued Operations

During the three month periods ended September 30, 2014 and 2013, the Partnership recognized (loss) income from discontinued operations of ($14,283) and $16,200, respectively. During the nine month periods ended September 30, 2014 and 2013, the Partnership recognized (loss) income from discontinued operations of ($19,818) and $55,629, respectively. The income and loss is made up of revenues earned from the tenant Daytona’s during their occupancy through May 31, 2014, and the costs to maintain the vacant Des Moines, Iowa property while it is held for sale and since the tenant vacated. These costs include utilities, property insurance and real estate taxes.

The components of properties held for sale in the balance sheets as of September 30, 2014 and December 31, 2013 are outlined below:

	September 30, 2014	December 31, 2013

Balance Sheet:
Land	$161,996	$161,996
Net Building Value	$99,620	$107,273

Properties held for sale	$261,616	$269,269

Properties held for sale is related to the pending sale of the vacant property in Des Moines, Iowa, as discussed in further detail elsewhere in this Form 10-Q.

The components of discontinued operations included in the condensed statement of income (loss) for the three and nine month periods ended September 30, 2014 and 2013 are outlined below:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Income (Loss):
Revenues:
Rental income	$0	$16,200	$27,750	$55,629

Total Revenues	$0	$16,200	$27,750	$55,629

Expenses:
Bad Debt Expense	$0	$0	$31,116	$0

Insurance expense	1,409	0	1,643	0

Property tax expense	4,887	0	6,516	0

Other property expenses	3,647	0	3,953	0

Legal Expenses	4,340	0	4,340	0

Total Expenses	$14,283	$0	$47,568	$0

Net Income (Loss) from Discontinued Operations	($14,283)	$16,200	($19,818)	$55,629

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

As of September 30, 2014, the aggregate minimum operating lease payments (including the aggregate total of the first three quarters of 2014 collected revenues of $731,393) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2014	$952,462
2015	804,553
2016	791,935
2017	720,433
2018	690,433
Thereafter	2,268,849

$6,228,665

At September 30, 2014 and December 31, 2013, rents and other receivables included $260,713 and $470,478, respectively, of unbilled percentage rents. As of September 30, 2014, all of the 2013 percentage rents had been billed and collected.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Month Period ended September 30, 2014	Three Month Period ended September 30, 2013	Nine month Period ended September 30, 2014	Nine month Period ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$65,679	$64,734	$196,407	$193,326
Overhead allowance	5,298	5,223	15,844	15,597
Other outsourced administrative fees	450	525	2,213	5,475
Sales and Leasing Commissions	0	6,160	0	22,456
Reimbursement for out-of-pocket expenses	923	1,240	3,071	4,164
Cash distribution	1,037	1,146	1,372	2,949

	$73,387	$79,028	$218,907	$243,967

At September 30, 2014 and December 31, 2013, $1,037 and $1,227, respectively, was payable to the General Partner.

As of September 30, 2014 and December 31, 2013, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of September 30, 2014, the General Partner did not own any limited partnership interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer as the sole named executive officer holding any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)

Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Based on 46,280.3 limited partnership interests outstanding as of September 30, 2014.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2014, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Month Period ended September 30, 2014	Three Month Period ended September 30, 2013	Nine month Period ended September 30, 2014	Nine month Period ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2014 and December 31, 2013 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2014, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,912 of earnings has been credited to the Trust as of September 30, 2014. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (the “Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, is $925 per month. The property tax escrow cash balance held by the Partnership amounted to $9,715 at September 30, 2014, and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $3,916 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $163,491 as of December 31, 2013. During the nine month period ended September 30, 2014, nine note payments were received by the Partnership and totaled $27,004 in principal and $8,244 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended September 30, 2014 and 2013, there were no such transfers.

13. SUBSEQUENT EVENTS

Applebee’s – 2755 Brice Road, Columbus, OH

On October 23, 2014, the tenant, RMH Franchise Corporation, and the Partnership, agreed to the two year extension of Applebee’s lease via option exercise, even though the notice given to the landlord by the tenant was not within the terms of the lease agreement. Applebee’s lease now expires October 31, 2016 and the rent will increase by 2% each year, effective November 1, 2014 and 2015.

Note Receivable

The Buyer’s Note (see Note 11) was set to expire on November 1, 2014 with a balloon payment due of $133,396. The buyer has requested another two year extension and the Partnership has agreed to the terms as follows: Buyer will make a principal payment of $13,396 which reduces the principal balance to $120,000 as of November 1, 2014, and the balance will be amortized over two years with a monthly payment of approximately $5,386 per month. The loan will be fully paid off by October 31, 2016.

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

Investment Properties

As of September 30, 2014, the Partnership owned property leased to eleven fully constructed fast-food restaurants and owned one vacant property in Des Moines, Iowa (formerly leased by Daytona’s All Sports Café). In addition, one property is located on a parcel of land that is subject to a ground lease. The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The twelve Properties are located in a total of five states.

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

There were no building improvements capitalized during the three month period ending September 30, 2014.

Net Income

Net income for the three month periods ended September 30, 2014 and 2013 were $262,340 and $286,549 respectively. Net income for the nine month periods ended September 30, 2014 and 2013 were $349,127 and $737,390, respectively. Net income per Limited Partnership Interest for the three month periods ended September 30, 2014 and 2013 were $5.61 and $6.13 respectively. Net income per Limited Partnership Interest for the nine month periods ended September 30, 2014 and 2013 were approximately $7.47 and $15.78, respectively.

The variance is primarily the result of higher net income in the 2013 periods from the gain on the sale of the condemned portion of the Mt. Pleasant, SC property. Additionally, in 2014 expenses from discontinued operations were much higher because of maintaining and securing the vacant, Des Moines, IA property while it is held for sale.

Net income for the three and nine months periods ended September 30, 2014 and 2013 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2014 and 2013 were $276,623 and $270,349, respectively. Income from continuing operations for the nine month periods ended September 30, 2014 and 2013 were $368,945 and $681,761, respectively. See the paragraphs below for further information as to 2014 and 2013 variances of individual operating income and expense items.

Three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013:

Operating Rental Income: Rental income for the three month periods ended September 30, 2014 and 2013 was $450,109 and $445,600, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent and operating percentage rent accruals for tenants that have exceeded their sales breakpoints.

General and Administrative Expense: General and administrative expenses for the three month periods ended September 30, 2014 and 2013 were $15,884 and $12,921, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase in 2014 is related to higher income tax ($5,600 in 2014; $3,412 in 2013), and also a timing difference in the payment of annual registration fees paid in the second quarter in 2013, and the third quarter in 2014.

Professional services: Professional services expenses for the three month periods ended September 30, 2014 and 2013 were $50,308 and $53,629, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease is due to lower data processing fees this quarter, slightly offset by higher legal fees related to the Daytona’s default.

Nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013:

Operating Rental Income: Rental income for the nine month periods ended September 30, 2014 and 2013 was $986,706 and $951,695, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent and operating percentage rent accruals for tenants that have exceeded their sales breakpoints.

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

Insurance Expense: Insurance expense for the nine month periods ended September 30, 2014 and 2013 was $4,493 and $4,411, respectively. These insurance expense amounts relate to the Partnership’s general liability policy and are expected to total about $6,000 for the year. This amount could increase if the general liability insurance premium for the 2014/2015 insurance year that is expected to be paid in the fourth quarter of 2014 also increases.

General and Administrative Expense: General and administrative expenses for the nine month periods ended September 30, 2014 and 2013 were $80,504 and $49,320, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total 2014 operating general and administrative expenses to be higher than 2013 expenses, primarily due to increased 2013 state and local income tax expenses as a result of the condemnation sale that were paid in 2014. In 2014 the Partnership has paid $49,186 in state and local taxes versus $6,992 paid in 2013.

Professional services: Professional services expenses for the nine month periods ended September 30, 2014 and 2013 were $209,259 and $201,413, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is primarily the result of the higher cost of XBRL detailed footnote tagging which began in late 2012. Management anticipates that the total 2014 operating professional services expenses will be approximately ten percent higher than 2013 due primarily to the cost of the additional SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership which began in the second quarter of 2012, as well as higher accounting, audit and legal fees.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the nine month periods ended September 30, 2014 and 2013, the Partnership recognized income (loss) from discontinued operations of ($19,818) and $55,629, respectively.

A summary of significant developments as of September 30, 2014, can be found above, in Item 1, Part 3. Investment Properties and Properties Held for Sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2014 and 2013 were $706,962 and $553,038, respectively. The variance in cash provided by operating activities from 2014 to 2013 is primarily the result of higher net income in 2013, offset by an increase in the security deposits and deferred tenant proceeds escrows in 2013. This is also offset by a decrease in accrued payables from 2013 to 2014.

Cash flows provided from investing activities for the nine month periods ended September 30, 2014 and 2013 were $10,543 and $537,626, respectively. The 2014 amount was comprised of the receipt of note receivable principal payments from the promissory note in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease. The 2013 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and also includes the proceeds from the County of Charleston, SC relating to the sale of the condemned land in the second quarter of 2013, and the deferred tenant award proceeds resulting from the same transaction.

For the nine month period ended September 30, 2014, cash flows used in financing activities was $742,372 and consisted of aggregate limited partner distributions of $741,000, which included $470,478 in percentage rent billings from 2013 and, $27,004 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $1,372. For the nine month period ended September 30, 2013, cash flows used in financing activities was $1,242,949 and consisted of aggregate limited partner distributions of $1,240,000, which included $292,827 in net sale proceeds from the October 2012 sale of the vacant Phoenix, Arizona property, $465,407 in 2012 percentage rents, $54,183 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $2,949. Distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership.

Liquidity and Capital Resources

The Partnership’s cash balance was $219,452 at September 30, 2014. Cash of $116,000, including $11,749 in promissory note principal and interest payments, is anticipated to be used to fund the anticipated 2014 third quarter aggregate distribution to limited partners on November 14, 2014, and cash of $38,692 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of September 30, 2014, the current twelve operating Properties were 92 percent leased. In addition, the Partnership collected 97% and 100% of its base rent from current operating tenants for the period ended September 30, 2014 and the fiscal year ended December 31, 2013, respectively, which we believe is a good indication of overall tenant quality and stability. There are two leases expiring in 2014. Daytona’s lease expired May 31, 2014 and management did not renew their lease (See Note 3 to our unaudited interim condensed financial statements for more detailed information). Applebee’s lease expires October 31, 2014, and they have exercised their next two year option (See Note 13, Subsequent Events).

Nine of the Partnership’s twelve Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 75% of the total 2014 operating base rents to-date. At December 31, 2013, additional 2013 percentage rents totaled $470,478, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2013, the Partnership generated approximately 83% of its total operating revenues from these nine Properties. Additionally, as of September 30, 2014, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants of these Properties may be considered relevant to investors. At the request of the Partnership, Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 29, 2013 and December 30, 2012. Those reviewed financial statements prepared by such entity’s’ accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2013 Annual Report on Form 10-K, filed with the SEC on March 28, 2014. The Partnership has no rights to audit or review financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed such financial statements.

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

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2014 the Partnership’s management, and the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed November 14, 2014, regarding the third quarter of 2014 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) Condensed Statement of Cash Flows for the nine month periods ended September 30, 2014 and 2013, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and Duly Authorized Officer of the Partnership)

Date:	November 13, 2014