Form 10-K
period 2014-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2015-03-30
CIK 825788

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2014, the Partnership had 1,519 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). At December 31, 2014, the Partnership owned eleven properties, located in a total of four states. The Properties are leased on a triple net basis primarily to, and operated by, franchisees of national, regional and local retail chains under long-term leases. The lessees are fast food, family style, and casual/theme restaurants.

At December 31, 2014 nine of the eleven Properties were and continue to be leased to three Wendy’s Franchisees, with six of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these nine leases comprised approximately 79% of the total 2014 operating base rents. During 2014, additional percentage rents were also generated from these nine Wendy’s properties and totaled $500,747. Additionally, the nine properties exceeded 82% of the Partnership’s total Properties, both by historical asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

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

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second quarters of the six odd numbered years from 2001-2011, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of these Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. Again, in the third quarter of 2013, consent solicitations were circulated (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

The Permanent Manager Agreement

The Permanent Manager Agreement (“PMA”) was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 3 (which was dissolved in December 2003), the now former general partners, Gary J. DiVall and Paul E. Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing TPG to submit to the PMA, election of TPG as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the limited partners through a solicitation of written consents.

TPG, as the General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement since February 8, 1993.

Effective January 1, 2015, the PMA was renewed by the General Partner for a two-year period ending December 31, 2016. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty days written notice from TPG to the limited partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the General Partner. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. Among other functions, the three person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board’s powers are advisory only and the Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and limited partners of the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

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

Original lease terms for the Properties are generally five to twenty years from their inception. All leases are triple-net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (five percent to eight percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land and all improvements for all the Properties, except for the property leased to the franchisee of a Kentucky Fried Chicken restaurant (“KFC”) in Santa Fe, New Mexico. KFC is located on land where the Partnership has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property.

The Partnership owned the following Properties as of December 31, 2014:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	$451,230	$60,000	06-30-2018	None
12/22/88	Wendy’s (6) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333	11-6-2026	(3)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
12/29/89	Wendy’s (7) 1717 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	144,801	10-31-2016	(4)

			$7,673,915	$949,354

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.
(2)	The tenant has the option to extend the lease two additional periods of five years each.
(3)	The tenant has the option to extend the lease an additional period of five years.
(4)	The tenant has the option to extend the lease three additional periods of two years each.

(5)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(6)	One of the eleven Properties owned as of December 31, 2014 was leased to Wendcharles II. Since more than 82% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2014 and December 29, 2013. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.
(7)	Six of the eleven Properties owned as of December 31, 2014 were leased to Wendgusta. Since more than 82% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2014 and December 29, 2013. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(8)	Two of the eleven Properties owned by the Partnership as of December 31, 2014 were leased to Wendcharles I. Since more than 82% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 28, 2014 and December 29, 2013. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments, by property, for Properties with such developments.

Vacant Phoenix, AZ Property

A contract to sell the then vacant Phoenix, AZ property to an unaffiliated party was executed on February 14, 2012 for the sale price of $325,000. The sale was closed on October 22, 2012, resulting in net cash proceeds of $293,000, after third party commissions and other selling expenses, which is greater than the Property’s estimated fair value of $150,000 as of September 30, 2012. The carrying amount of the property was increased by $142,747 during the fourth quarter of 2012 to reflect the net proceeds of the sale.

Wendy’s- 361 Highway 17 Bypass, Mt. Pleasant, SC Property

On November 30, 2010, the County of Charleston (the “County”) made a purchase offer of approximately $177,000 to the Partnership in connection with an eminent domain (condemnation) land acquisition of approximately 5,000 square feet of the approximately 44,000 square feet of the Wendy’s- Mt. Pleasant, SC (“Wendy’s-Mt. Pleasant”) property. The Partnership received Notice that the County filed condemnation proceedings on October 12, 2011, which resulted in a partial taking of the Wendy’s-Mt. Pleasant property leased by tenant Wendcharles I, LLC (“Tenant”). In May 2013, the Partnership and Tenant settled the condemnation action for the sum of $871,500 and the widening of the remaining curb cut at the property. Subsequently, the Partnership and Tenant settled the adjudication of lease and just compensation award allocation of the $724,247 deposited with the Clerk of Court before a trial on the allocation of just compensation occurred. On July 19, 2013, the Partnership entered into a Release, evidencing the settlement that provides for a payout of the monies held by the Clerk of Court and an amendment to the lease with Tenant providing for a reduction in monthly rent of the property. Per the terms of the Release, on August 15, 2013 the Tenant received $181,062 of the monies on deposit with the Clerk of Court. The Tenant will receive the balance of $181,062 ratably over the balance of the original term of the lease effective August 1, 2013 in the form of a rent reduction in monthly savings of $1,829 in rent on the condition that Tenant continues to lease the property without default, and the Tenant’s annual rent under the lease will revert to the current annual fixed rent beginning in November 2021 at the onset of the five year renewal option lease term.

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

Vacant Property – 4875 Merle Hay Rd, Des Moines, IA (Formerly Daytona’s All-Sports Café “Daytona’s”)

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014, the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of December 31, 2014 Daytona’s has not made its monthly rent or real estate tax escrow payments for February, March, April or May 2014. On May 29, 2014, the Partnership filed a motion for default judgment, which the tenant filed an answer denying all claims made against it. On July 10, 2014, the Partnership filed for summary judgment against the tenant for all amounts owing and as of December 31, 2014, and is still pursuing collection against the tenant.

On July 8, 2014, the Partnership signed a listing agreement with a broker, Hubbell Commercial Brokers, L.C. On September 12, 2014, the Partnership signed a purchase agreement with Sundance, Inc., for the sale of the property at a sale price of $555,000. The Partnership completed the sale of the property on December 22, 2014 with net proceeds of approximately $490,000 paid to the Partnership.

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

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (“Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $700 beginning January 1, 2012 and increased to $925 beginning January 1, 2013).

Effective November 1, 2012, the Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2013, the buyer was current on its 2013 monthly property tax escrow obligations and escrow payments.

Effective November 1, 2014, the Partnership agreed to another two year extension as follows: Buyer will make a principal payment of $13,396 which reduces the principal balance to $120,000 as of November 1, 2014, and the balance will be amortized over two years with a monthly payment of approximately $5,386 per month. The loan will be fully paid off by October 31, 2016. The property tax escrow cash balance held by the Partnership amounted to $2,530 as December 31, 2014, after the $9,960 payment of the 2013 property taxes in December 2014 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $115,339 as of December 31, 2014. During the year ended December 31, 2014, twelve note payments were received by the Partnership which totaled $48,152 in principal and $10,599 in interest.

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Des Moines, IA property, formerly operated as Daytona’s), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although from time to time some Limited Partnership Interests (as defined above, the “Interests”) have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 17, 2015, there were 1,501 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2014 and 2013, $857,000 and $1,680,000, respectively, were distributed in the aggregate to the limited partners. The General Partner received aggregate distributions of $3,589 and $4,176 in 2014 and 2013, respectively.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership are reserved for issuance.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of management of DiVall Insured Income Properties 2 Limited Partnership (as defined above, the “Partnership”) based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our business strategies and our ability to grow our business;

•	our ability to collect rents on our leases;

•	our ability to maintain relationships with our tenants, and when necessary identify new tenants;

•	future capital expenditures;

•	our ability to hire and retain key employees and consultants; and

•	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, our inability to realize value for limited partners upon disposition of the Partnership’s assets, such other factors as discussed in reports we file with the SEC.

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

Investment Properties

As of December 31, 2014, the Partnership owned eleven properties (as defined above, the “Properties”) each containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease (see paragraph below). The eleven tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2014 or 2013.

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

Further Information

A summary of significant developments as of December 31, 2014, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2014, 2013 and 2012 were $903,463, $1,041,105, and $862,195, respectively. Net income per Interest for the fiscal years ended December 31, 2014, 2013 and 2012 were $19.33, $22.27, and $18.44, respectively.

In each of the last three years, the Partnership has had income from the sale of a property. These sales have been the main reason for the fluctuation in total net income. The gain on sale in 2014 was $227,943 related to the Des Moines, IA property, and the gain in 2013 was $303,106 related to the resolution of the eminent domain proceedings in Mt. Pleasant, SC. The 2012 net income includes the fiscal year 2012 property impairment write up of $142,747 related to the sale of the then vacant Phoenix, AZ property.

Net income for the fiscal years ended December 31, 2014, 2013 and 2012 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income from continuing operations for the fiscal years ended December 31, 2014, 2013 and 2012 were $695,052, $997,958, and $708,682, respectively. See the paragraphs below for further information as to individual operating income and expense items and explanations as to 2014, 2013 and 2012 variances.

Fiscal year ended December 31, 2014 as compared to fiscal years ended December 31, 2013 and 2012:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2014, 2013 and 2012 was $1.469 million, $1.436 million, and $1.428 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to operating tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The slight increase in 2014 and compared to 2013 and 2012 is due to the continued increase in reported sales for tenants who had reached their sales breakpoint.

Management expects total base operating rental income to be approximately $970,000 for the year 2015 based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in 2014, 2013, and 2012 were $500,747, $470,478, and $465,407, respectively. Management expects the 2015 percentage rents to be about the same as 2014.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2014, 2013 and 2012 was approximately $6,000. Insurance expense for all three years was comprised of general liability insurance. Each tenant is responsible for insurance protection and beginning October 31, 2010 the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For 2015, management expects operating insurance expense to again be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2015/2016 insurance year, which is expected to be paid in the fourth quarter of 2015.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2014, 2013 and 2012 were $95,785, $60,702, and $82,515, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total 2014 operating general and administrative expenses were higher than 2013 expenses, primarily due to increased 2013 state and local income tax expenses as a result of the condemnation sale that were paid in 2014. In 2014 the Partnership paid $54,424 in state and local taxes versus $10,404 paid in 2013. Management expects the total 2015 operating general and administrative expenses to be about 10% lower than 2014 expenses.

Professional services: Professional services expenses for the fiscal years ended December 31, 2014, 2013 and 2012 were $251,521, $261,501, and $229,339, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the SEC mandated XBRL financial statement conversion and filing requirements for the Partnership beginning in the second quarter of 2011, the 2013 Consent and related SEC filings, and additional electronic state income tax filings in 2013 and 2012. Management anticipates that the total 2015 professional services expenses will be lower than 2014 in anticipation of lower legal fees. Legal fees in 2014 were unusually high due to the Daytona’s tenant default.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2014, 2013 and 2012 was $10,599, $13,195, and $17,370, respectively. The interest income was comprised of interest associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. Management expects note receivable interest income to be approximately $6,450 in 2015. See Item 2, Properties, for further information.

Recovery of Amounts Previously Written-off: Recovery of amounts previously written-off for the fiscal years ended December 31, 2014, 2013 and 2012 were $0, $0, and $1,000, respectively, and were comprised of unexpected small recoveries from former general partners in connection with the misappropriation of assets by the former general partners and their affiliates. Management anticipates that such revenue type may continue to be generated until Partnership dissolution; however, no significant recoveries are anticipated.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2014, 2013 and 2012, the Partnership recognized income from discontinued operations of $208,411, $43,147 and $153,513, respectively. The 2014 and 2013 income from discontinued operations was attributable to the sale of the vacant Des Moines, IA property. The 2012 income from discontinued operations was attributable to the third quarter of 2012 impairment adjustments of $142,747 due to the sale of the Vacant Phoenix, AZ property. See the components of discontinued operations included in the statements of income for the years ended December 31, 2014, 2013 and 2012 in Note 3 Investment Properties and Properties Held for Sale.

Management anticipates that there will be no discontinued operations expenditures in 2015, since no additional properties are expected to be classified as property held for sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2014, 2013 and 2012 were $791,837, $698,618, and $871,443, respectively. Operating cash flows in 2013 were lower than 2014 and 2012 due to the increase in the security deposit escrow and the establishment of the deferred tenant award proceeds escrow of $181,062.

General administrative expenses increased in 2014 due to the increased state income taxes due as a result of the Mt. Pleasant, SC condemned land sale in 2013. The Partnership also established a $25,483 allowance for doubtful accounts due to the judgment against the former Daytona’s tenant. Legal, audit, and data processing fees have increased from an aggregate $230,000 to $250,000 over the same timeframe due to the additional expense of the SEC mandated XBRL financial statement filing requirements that began in 2011.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the Limited Partners.

Cash flows from investing activities for the fiscal years ended December 31, 2014, 2013 and 2012 were $528,964, $536,656, and $341,297, respectively. Investing cash flows in 2013 were higher than 2014 and 2012 due to the deferred rent proceeds from the Mt. Pleasant, SC sale of condemned land. The 2014 amount was comprised of $489,558 in net proceeds from the sale of the Des Moines, IA property and $48,152 in note receivable principal payments from the promissory note, offset by a leasing commission payment relating to the Applebee’s lease extension. The 2013 amount was comprised of $337,097 in net proceeds from the sale of the condemned land in Mt. Pleasant, SC, $171,918 in deferred rent proceeds, and the receipt of $33,801 in note receivable principal payments from the promissory note, offset by a leasing commission payment relating to the Wendy’s, Mt. Pleasant, SC property. The 2012 amount was comprised of $292,747 in net proceeds from the sale of the vacant, Phoenix, AZ property, small recoveries from former general partners, and the receipt of $55,955 in note receivable principal payments from the promissory note, offset by a leasing commission payment in relation to the Applebee’s, Columbus, OH property.

During 2015, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total $58,182. The Partnership anticipates paying no leasing commissions in 2015.

For the fiscal year ended December 31, 2014, cash flows used in financing activities were $860,589 and consisted of aggregate limited partner distributions of $857,000 million (including $48,152 in promissory note principal payments received), and General Partner distributions of $3,589. For the fiscal year ended December 31, 2013, cash flows used in financing activities were $1.684 million and consisted of aggregate limited partner distributions of $1.68 million (including $62,708 in promissory note principal payments received), and General Partner distributions of $4,176. For the fiscal year ended December 31, 2012, cash flows used in financing activities were approximately $1.288 million and consisted of aggregate limited partner distributions of $1.28 million (including $55,000 in promissory note principal payments received), and General Partner distributions of $2,878. Both limited partner and General Partner distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership. Management anticipates that aggregate limited partner distributions could be approximately $1,390,000 during 2015.

Liquidity and Capital Resources

The Partnership’s cash balance was $704,531 at December 31, 2014. Cash of $600,000, which includes $19,588 in promissory note principal and interest payments received, will be used to fund the fourth quarter of 2014 aggregate distribution to be paid to limited partners in February of 2015, and cash of approximately $27,000 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future fund liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other similarly situated properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and impending or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the general partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2014 and 2013, the current eleven Properties were leased 100 percent. In addition, the Partnership collected 97.5% and 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2014 and 2013, respectively, which we believe is a good indication of overall tenant quality and stability. There are no leases due to expire within 2015. See Item 2, Investment Properties for further information regarding properties with significant developments.

Nine of the eleven Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2014 operating base rents included in operating rental income. As of December 31, 2014, additional 2014 percentage rents totaled $500,747, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2014, the Partnership generated approximately 85% of its total operating revenues from the nine properties. During 2013, additional

2013 percentage rents totaled $470,478, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2013, the Partnership generated approximately 83% of its total operating revenues from those nine Properties. The 2013 percentage rents were both billed and fully collected as of December 31, 2014.

The Partnership’s return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of the Properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the franchise concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. Economic volatility, either locally or nationally, may affect a lessee’s operational activity and its ability to meet lease obligations. Based on past experience, it can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. The General Partner will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, include the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises held by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

Despite an apparent slow economic recovery, the prior nationwide economic downturn has contributed to a continuing difficult credit environment for certain borrowers. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no mortgage debt. Management monitors the depository institutions that hold the Partnership’s cash on a regular basis and believes that funds have been deposited with creditworthy financial institutions. However, the economic environment and any lack of available credit could delay or inhibit the General Partner’s ability to dispose of the Properties, or cause management to have to dispose of the Properties for a lower than anticipated return. As a result, the General Partner continues to maintain an objective to preserve capital and sustain property values while selectively disposing of the Properties as appropriate.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 33% of operating rental income for the fiscal year ended December 31, 2014, and 31% of operating rental income for the fiscal years ended December 31, 2013 and 2012. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To The Partners

Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheet of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2014 and the related statements of income, partners’ capital, and cash flows for the year then ended. Our audit also included the financial statement schedule of Divall Insured Income Properties 2 Limited Partnership listed in Item 15(a)(2). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 2014 and the results of their operations, and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

RBSM, LLP

Leawood, Kansas

March 30, 2015

Las Vegas, NV    Kansas City, MO    Houston, TX    New York, NY    Washington DC

Mumbai, India    Athens, Greece    San Francisco, CA    Beijing, China

Member ANTEA INTERNATIONAL with offices worldwide

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2014, except for Note 3,

as to which the date is March 30, 2015

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2014 and 2013

ASSETS

	December 31,	December 31,
	2014	2013
INVESTMENT PROPERTIES: (Note 3)
Land	$2,794,122	$2,956,118
Buildings	4,468,642	5,028,698
Accumulated depreciation	(3,667,557)	(3,984,986)

Net investment properties	$3,595,207	$3,999,830

OTHER ASSETS:
Cash	$704,531	$244,319
Cash held in Indemnification Trust (Note 9)	452,912	452,645
Property tax cash escrow	2,530	25,697
Security deposits escrow	70,795	70,765
Rents and other receivables	500,746	470,478
Deferred tenant award proceeds escrow	150,657	171,948
Deferred rent receivable	0	2,250
Prepaid insurance	7,597	4,992
Deferred charges, net	160,074	178,987
Note receivable (Note 11)	115,339	163,491

Total other assets	$2,165,181	$1,785,572

Total assets	$5,760,388	$5,785,402

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2014 and 2013

LIABILITIES AND PARTNERS’ CAPITAL

	December 31,	December 31,
	2014	2013
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,108	$50,979
Property tax payable	1,605	25,701
Due to General Partner (Note 6)	3,254	1,227
Deferred rent	149,971	171,918
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$257,378	$325,265

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income (retained earnings)	$343,188	$334,153
Cumulative cash distributions	(142,595)	(139,006)

	$200,593	$195,147

Limited Partners (46,280.3 interests outstanding at December 31, 2014 and December 31, 2013)
Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	40,341,446	39,447,019
Cumulative cash distributions	(73,557,268)	(72,700,268)

	$6,142,646	$6,105,219

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	$(840,229)	$(840,229)

Total partners’ capital	$5,503,010	$5,460,137

Total liabilities and partners’ capital	$5,760,388	$5,785,402

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
OPERATING REVENUES:
Rental income (Note 5)	$1,469,208	$1,436,156	$1,428,356

TOTAL OPERATING REVENUES	$1,469,208	$1,436,156	$1,428,356

EXPENSES:
Partnership management fees (Note 6)	262,086	258,060	252,344
Restoration fees (Note 6)	0	0	40
Insurance	5,969	5,900	5,890
General and administrative	95,785	60,702	82,515
Advisory Board fees and expenses	10,500	9,500	10,500
Professional services	251,521	261,501	229,339
Personal property taxes	0	0	820
Depreciation	135,356	135,356	135,356
Amortization	26,918	26,890	26,913

TOTAL OPERATING EXPENSES	788,135	757,909	743,717

OTHER INCOME
Other interest income	3,380	3,130	2,031
Note receivable interest income (Note 11)	10,599	13,195	17,370
Other income	0	280	3,642
Gain on sale of land	0	303,106	0
Recovery of amounts previously written off (Note 2)	0	0	1,000

TOTAL OTHER INCOME	13,979	319,711	24,043

INCOME FROM CONTINUING OPERATIONS	695,052	997,958	708,682
INCOME FROM DISCONTINUED OPERATIONS (Note 3)	208,411	43,147	153,513

NET INCOME	$903,463	$1,041,105	$862,195

NET INCOME- GENERAL PARTNER	$9,035	$10,411	$8,622
NET INCOME- LIMITED PARTNERS	894,428	1,030,694	853,573

	$903,463	$1,041,105	$862,195

PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$14.87	$21.35	$15.16
INCOME FROM DISCONTINUED OPERATIONS	$4.46	$0.92	$3.28

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$19.33	$22.27	$18.44

The accompanying notes are an integral part of these financial statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2014, 2013 and 2012

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2011	$315,120	$(131,952)	$183,168	$39,358,468	$37,562,752	$(69,735,268)	$(840,229)	$6,345,723	$6,528,891
Cash Distributions ($27.77 per limited partnership interest)		(2,878)	(2,878)	0		(1,285,000)		(1,285,000)	(1,287,878)
Net Income	8,622		8,622		853,573			853,573	862,195

BALANCE AT DECEMBER 31, 2012	$323,742	$(134,830)	$188,912	$39,358,468	$38,416,325	$(71,020,268)	$(840,229)	$5,914,296	$6,103,208
Cash Distributions ($36.30 per limited partnership interest)		(4,176)	(4,176)	0		(1,680,000)		(1,680,000)	(1,684,176)
Net Income	10,411		10,411		1,030,694			1,030,694	1,041,105

BALANCE AT DECEMBER 31, 2013	$334,153	$(139,006)	$195,147	$39,358,468	$39,447,019	$(72,700,268)	$(840,229)	$5,264,990	$5,460,137
Cash Distributions ($18.52 per limited partnership interest)		(3,589)	(3,589)	0		(857,000)		(857,000)	(860,589)
Net Income	9,035		9,035		894,427			894,427	903,462

BALANCE AT DECEMBER 31, 2014	$343,188	$(142,595)	$200,593	$39,358,468	$40,341,446	$(73,557,268)	$(840,229)	$5,302,417	$5,503,010

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$903,463	$1,041,105	$862,195
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	170,668	178,778	178,801
Net gain on disposal of land	0	(303,106)	0
Net gain on sale of asset	(227,943)	0	0
Recovery of amounts previously written off	0	0	(1,000)
Property impairment write-downs	0	0	(142,747)
Interest applied to Indemnification Trust account	(267)	(551)	(133)
Increase in rents and other receivables	(30,925)	(5,072)	(25,412)
Increase in security deposit escrow	(31)	(67,854)	(20)
Decrease (Increase) in property tax cash escrow	23,167	(270)	2,703
(Increase) Decrease in prepaid insurance	(2,605)	(90)	1,601
Decrease in deferred rent receivable	2,250	(279)	(204)
(Decrease) Increase in accounts payable and accrued expenses	(23,871)	27,740	6,358
(Decrease) Increase in property tax payable	(24,096)	270	(10,274)
Increase in deferred award escrow	0	(171,948)	0
Increase (Decrease) in due to General Partner	2,027	(105)	(425)

Net cash from operating activities	791,837	698,618	871,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	489,558	337,097	292,747
Note receivable, principal payments received	48,152	33,801	55,955
Deferred rent	0	171,918	0
Payment of leasing commissions	(8,746)	(6,160)	(8,405)
Recoveries from former General Partner affiliates	0	0	1,000

Net cash from investing activities	528,964	536,656	341,297

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(857,000)	(1,680,000)	(1,285,000)
Cash distributions to General Partner	(3,589)	(4,176)	(2,878)

Net cash used in financing activities	(860,589)	(1,684,176)	(1,287,878)

NET INCREASE (DECREASE) IN CASH	460,212	(448,902)	(75,138)
CASH AT BEGINNING OF YEAR	244,319	693,221	768,359

CASH AT END OF YEAR	$704,531	$244,319	$693,221

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2014, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second quarters of the six odd numbered years from 2001-2011, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of these Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. Again, in the third quarter of 2013, consent solicitations were circulated (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2014 and 2013 there were $25,483 and $0 values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2014 and 2013, accumulated amortization amounted to $157,456 and $129,795, respectively. Fully amortized deferred charges of $83,292, including related accumulated amortization, were removed from the condensed balance sheets as of December 31, 2014.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of December 31, 2014, nine of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 56%, 15% and 8%, respectively, of the Partnership’s total 2014 operating base rents reflected for the fiscal year ended December 31, 2014.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. The carrying amount of the vacant, Phoenix, AZ property (which we later sold) was increased by $142,747 to its estimated fair value less estimated costs to sell of $293,000 during the fourth quarter of 2012. There were no adjustments to carrying values for the fiscal years ended December 31, 2013 and 2014.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2014 and 2013. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2014 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2014 financial statements by approximately $6,861,581.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2014	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Net income, per statements of income	$903,463	$1,041,105	$862,195
Book to tax depreciation difference	(56,003)	(31,709)	(24,201)
Tax over (under) Book gain from asset disposition	(32,548)	352,979	(230,437)
Straight line rent adjustment	2,250	(279)	(204)
Penalties	0	0	242
Prepaid rent	(21,947)	0	0
Bad Debts	25,483	0	0
Other expense/deduction items with differences	(3,836)	0	0
Impairment (write-down)/write-up of assets held	0	0	(142,747)

Net income for tax reporting purposes	$816,862	$1,362,096	$464,848

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2011.

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

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group (as previously defined, “TPG”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the limited partners, by written consent of a majority of limited partnership interests, elected TPG as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through

December 31, 2014, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2014, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES and PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of December 31, 2014, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant facilities. The eleven tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The eleven Properties are located in a total of four states.

A summary of significant developments as of December 31, 2014, by property, for properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2014, 2013 and 2012, the Partnership recognized income from discontinued operations of $208,411, $43,147 and $153,513, respectively. The 2014 and 2013 income from discontinued operations was attributable to the sale of the vacant Des Moines, IA property in 2014. The 2012 income from discontinued operations was attributable to the third quarter of 2012 impairment adjustments of $142,747 due to the sale of the vacant Phoenix, AZ property.

The components of discontinued operations included in the statements of income for the years ended December 31, 2014, 2013 and 2012 are outlined below:

	December 31,	December 31,	December 31,
	2014	2013	2012
Revenues
Rental Income	$27,750	$59,679	$60,804
Other Income	0	0	2,500

Total Revenues	$27,750	$59,679	$63,304

Expenses
Insurance	328	0	2,555
Bad Debt Expense	25,482	0	0
Professional services	0	0	2,060
Property tax expense	12,770	0	12,546
Maintenance expense	306	0	15,745
Property impairment write-up	0	0	(142,747)
Depreciation	7,653	14,750	14,750
Amortization	743	1,782	1,782
Other expenses	0	0	3,100

Total Expenses (Income)	$47,282	$16,532	$(90,209)

Net (Loss) Income from Rental Operations	$(19,532)	$43,147	$153,513
Net Gain on Sale of Properties	227,943	0	0

Net Income from Discontinued Operations	$208,411	$43,147	$153,513

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding Units.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the limited partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by TPG. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of December 31, 2014, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,
2015	949,354
2016	914,607
2017	720,433
2018	690,433
2019	660,433
Thereafter	1,608,416

$5,543,676

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2015, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2014, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.46% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2014, the minimum monthly Base Fee paid by the Partnership was raised to $21,893 and the maximum monthly Expense reimbursement was increased to $1,766.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729 on the amounts recovered, which includes restoration fees received for 2014, 2013 and 2012 of $0, $0 and $40, respectively. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2014, 2013, and 2012, are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
General Partner
Management fees	$262,086	$258,060	$252,344
Restoration fees	0	0	40
Overhead allowance	21,142	20,820	20,356
Advisory fee on sale	0	16,296	0
Outsourced XBRL Fees	2,513	6,038	6,200
Leasing commissions	8,746	6,160	8,405
Reimbursement for out-of-pocket expenses	4,123	5,285	6,849
Cash distribution	3,589	4,176	2,878

	$302,199	$316,835	$297,072

At December 31, 2014 and 2013 $3,254 and $1,227, respectively, was payable to the General Partner.

As of December 31, 2014, TPG Finance Corp. owned 200 Interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2014, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s Units. Amounts paid to Mr. Small for the fiscal years ended December 31, 2014, 2013, and 2012 are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Advisory Board Fees paid	$3,500	$3,500	$3,500

	$3,500	$3,500	$3,500

At December 31, 2014 and 2013, there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2014, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $202,912 of earnings has been credited to the Trust as of December 31, 2014. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of the Partnership of written consents from the limited partners, was a deficit of $840,229. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $840,229 was reallocated to the limited partners.

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a Promissory note (the “Buyers Note”) to the Partnership. The Buyers Note reflected a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment due on November 1, 2012. Pursuant to the Buyers Note, there was no penalty for early payment of principal. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $700 beginning January 1, 2012 and increased to $925 beginning January 1, 2013).

Effective November 1, 2012, the Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. As of December 31, 2013, the buyer was current on its 2013 monthly property tax escrow obligations and escrow payments.

Effective November 1, 2014, the Partnership agreed to another two year extension as follows: Buyer will make a principal payment of $13,396 which reduces the principal balance to $120,000 as of November 1, 2014, and the balance will be amortized over two years with a monthly payment of approximately $5,386 per month. The loan will be fully paid off by October 31, 2016. The property tax escrow cash balance held by the Partnership amounted to $2,530 as December 31, 2014, after the $9,960 payment of the 2013 property taxes in December 2014 and is included in the property tax payable in the condensed balance sheets.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $115,339 as of December 31, 2014. During the year ended December 31, 2014, twelve note payments were received by the Partnership and totaled $48,152 in principal and $10,599 in interest.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2014 and 2013, there were no such transfers.

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

13. SUBSEQUENT EVENTS

Limited Partner Distributions

On February 13, 2015, the Partnership made a distribution to the Limited Partners of $600,000, which amounted to $12.96 per Interest.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 2, 2014, the Partnership dismissed McGladrey LLP (“McGladrey”) as the Partnership’s independent registered public accountants. During the fiscal years ended December 31, 2012 and December 31, 2013 and through McGladrey’s dismissal on December 2, 2014, there were (i) no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey would have caused McGladrey to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Control and Procedures

Controls and Procedures

As of December 31, 2014, the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2014, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

The Partnership itself does not have any employees, executive officers or directors and, therefore, no board committees.

The General Partner of the Partnership is TPG. TPG is an Illinois corporation with its principal office at 1100 Main Street, Suite 1830, in Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement as amended (as defined above “PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

Bruce A. Provo, Age 64—President, Founder and Director, TPG.

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

The members of the Advisory Board of the Partnership are identified below. The Advisory Board provides guidance to management of the Partnership, however it does not have the express power or authority to oversee and direct the operations of the Partnership and its members are not deemed “Directors” or “Executive Officers” of the Partnership.

William Arnold—Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner. Mr. Arnold is a part of the brokerage community and the Partnership believes that as an Advisory Board member, he generally represents the views of the brokerage community.

Jesse Small—CPA. Mr. Small has been a tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. Mr. Small is a Limited Partner, and the Partnership believes that as an Advisory Board member, he generally represents the views of Limited Partners. During the past five years after retiring from the accounting profession, Mr. Small has been developing property on the east and west coast of Florida.

Albert Kramer—Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company, now known as ConocoPhillips. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner, and the Partnership believes that as an Advisory Board member he generally represents the views of Limited Partners.

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

As of December 31, 2014, Jesse Small was a beneficial owner of more than 10% of the Partnership Interests. Five Form 4s, which in total reported 9 transactions effected during 2014 were filed late by Mr. Small in 2014.

Item 11.	Executive Compensation

The Partnership has not paid any executive compensation to the corporate General Partner or to the directors and officers of the General Partner. The person that performs the role of principal financial officer of the Partnership is a consultant to the General Partner and receives fees from the General Partner (but not directly from the Partnership) pursuant to that relationship. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 hereto. The General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the Financial Statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners. The principal executive officer of the General Partner is not directly compensated by the Partnership for controlling the affairs of the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership as of March 17, 2015. Based on information known to the Partnership and filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned		Percentage of Interests Outstanding(1)
Limited Partnership Interest	Jesse Small (3) 401 NW 10th Terrace Hallandale, FL 33009	6,965.64	(2)	15.05%
Limited Partnership Interest	Ira Gaines 7000 N 16th St Suite 120 #503 Phoenix, AZ 85020	2,516.13	(4)	5.44%

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 17, 2015.
(2)	Based on Form 4s filed with the SEC in March of 2015.
(3)	Jesse Small may be deemed to beneficially own such voting and investment power over the Interests listed in the table above.
(4)	Includes 1,473.60 units Mr. Gaines has a direct ownership in through a trust, and also includes 1,042.53 units which Mr. Gaines has an indirect ownership in and which he may be deemed to beneficially own under SEC Rule 13d-3.

(b) As of December 31, 2014, the General Partner did not own any Interests. The following chart identifies the beneficial ownership of the person that preforms the functions of the principal executive of the General Partner.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own with the Interests listed above due to such voting and investment power.
(4)	Based on 46,280.3 Interests outstanding as of December 31, 2014.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the PMA.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2014, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.46% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2014, the minimum monthly Base Fee paid by the Partnership was raised to $21,893 and the maximum monthly Expense reimbursement was raised to $1,766.

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

The PMA had an original expiration date of December 31, 2002. At the end of the original term, it was extended three years by TPG to an expiration date of December 31, 2005, an additional three years to an expiration date of December 31, 2008, an additional two years to an expiration date of December 31, 2010, an additional two years to an expiration date of December 31, 2012, and then an additional two years to an expiration date of December 31, 2014. Effective January 1, 2015, the PMA was renewed by TPG for the two-year period ending December 31, 2016. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

Advisory Board Member Independence

Although not “directors” or “officers” of the Partnership, the Partnership does evaluate whether the members of the Advisory Board are “independent” by evaluating whether each member has any relationships that, in the opinion of the General Partner, would interfere with any Advisory Board member’s exercise of independent judgment with respect to matters concerning the Partnership. As a part of this evaluation the General Partner considers transactions and relationships between any member of the Advisory Board or any member of his family and the Partnership. The General Partner believes that each of Messrs. Arnold, Small and Kramer are “independent”.

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2014 and 2013:

The Provo Group, Inc.:

	Incurred for the	Incurred for the
	Year ended December 31,	Year ended December 31,
	2014	2013
Management fees	$262,086	$258,060
Restoration fees	0	0
Overhead allowance	21,142	20,820
Advisory Fee on Sale	0	16,296
Outsourced XBRL Fees	2,513	6,038
Leasing commissions	8,746	6,160
Direct Cost Reimbursement	4,123	5,285
Cash Distributions	3,589	4,176

	$302,199	$316,835

Item 14.	Principal Accountant Firm Fees and Services

Through December 2, 2014 McGladrey LLP (“McGladrey”) served as the Partnership’s independent registered public accountants. Fees charged to the Partnership by McGladrey during 2013 and 2014 are set forth below. RBSM, LLP now serves as the Partnership’s independent registered public accountants. No fees were paid to them in 2014. Fees for the 2014 audit will be paid in 2015.

Audit Fees

Aggregate billings during the years 2014 and 2013 for audit and interim review services provided by the Partnership’s former principal accounting firm, McGladrey to the Partnership, amounted to $44,900 and $71,956, respectively.

Audit-Related Fees

For the years ended December 31, 2014 and 2013, McGladrey did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during 2014 and 2013 were $28,500 and $24,500, respectively, provided by McGladrey.

All Other Fees

For the years ended December 31, 2014 and 2013, McGladrey did not perform any management consulting or other services for the Partnership.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) 1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2014 and 2013

Statements of Income for the Years Ended December 31, 2014, 2013, and 2012

Statements of Partners’ Capital for the Years Ended December 31, 2014, 2013, and 2012

Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2014

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Release dated as of July 19, 2013, filed as Exhibit 99.1 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

10.2	Amendment to Lease dated as of July 19, 2013, filed as Exhibit 99.2 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

16.1	Letter from McGladrey, LLP to the U.S. Securities and Exchange Commission dated December 5, 2014, filed as Exhibit 16.1 to the Current Report on Form 8-K filed December 5, 2014, and incorporated herein by reference.

16.2	Letter from L.L. Bradford & Company, LLC to the U.S. Securities and Exchange Commission dated February 5, 2015, filed as Exhibit 16.1 to the Current Report on Form 8-K/A filed February 6, 2015, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 28, 2014 and December 29, 2013 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 28, 2014 and December 29, 2013 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 28, 2014 and December 29, 2013 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Statements of Income for the three years ended December 31, 2014, 2013 and 2012, (iii) Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to the Condensed Financial Statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

											Life on which
		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Depreciation in
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	latest statement of operations is computed (years)
Santa Fe, NM	—	—	451,230	—	—	451,230	451,230	375,359	—	10/10/1988	31.5
Augusta, GA (1)	—	215,416	434,178	—	213,226	434,177	647,403	362,958	—	12/22/1988	31.5
Charleston, SC	—	273,619	323,162	—	273,619	323,162	596,781	270,152	—	12/22/1988	31.5
Aiken, SC	—	402,549	373,795	—	402,549	373,795	776,344	311,428	—	2/21/1989	31.5
Augusta, GA	—	332,154	396,659	—	332,154	396,659	728,813	330,477	—	2/21/1989	31.5
Mt. Pleasant, SC	—	286,060	294,878	—	252,069	294,878	546,947	245,678	—	2/21/1989	31.5
Charleston, SC	—	273,625	254,500	—	273,625	254,500	528,125	212,037	—	2/21/1989	31.5
Aiken, SC	—	178,521	455,229	—	178,521	455,229	633,750	379,274	—	3/14/1989	31.5
North Augusta, SC	—	250,859	409,297	—	250,859	409,297	660,156	328,131	—	12/29/1989	31.5
Martinez, GA	—	266,175	367,575	—	266,175	367,575	633,750	294,683	—	12/29/1989	31.5
Columbus, OH	—	351,325	708,141	—	351,325	708,140	1,059,465	557,380	—	6/1/1990	31.5

	$0	$2,830,303	$4,468,644	$0	$2,794,122	$4,468,642	$7,262,764	$3,667,557

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,		December 31,	December 31,
Investment Properties	2014	2013	Accumulated Depreciation	2014	2013
Balance at beginning of year	$7,984,817	$7,984,817	Balance at beginning of year	$3,984,986	$3,834,881
Additions:			Additions charged to costs and expenses	143,008	150,105
Deletions:
Vacant- Des Moines, IA property sold	(722,052)	0	Vacant- Des Moines, IA property sold	(460,437)	0

Balance at end of year	$7,262,765	$7,984,817	Balance at end of year	$3,667,557	$3,984,986

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
(principal financial officer and principal accounting officer of the registrant)

By:	THE PROVO GROUP, INC., General Partner

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and
Director of The Provo Group, Inc., the
General Partner of the Partnership
(principal executive officer of the registrant)

Dated:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and Director of The Provo Group, Inc., the General Partner of the Partnership

By:	/s/ Caroline E. Provo
Director of The Provo Group, Inc., the General Partner of the Partnership

Date:	March 30, 2015