Form 10-Q
period 2015-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2015-05-11
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

FOR THE PERIOD ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2015 and December 31, 2014

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)
INVESTMENT PROPERTIES: (Note 3)
Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,701,396)	(3,667,557)

Net investment properties	$3,561,368	$3,595,207

OTHER ASSETS:
Cash	$726,227	$704,531
Cash held in Indemnification Trust (Note 9)	453,023	452,912
Property tax cash escrow	5,305	2,530
Security deposits escrow	70,926	70,795
Rents and other receivables	0	500,746
Deferred tenant award proceeds escrow	145,442	150,657
Prepaid insurance	3,420	7,597
Deferred charges, net	153,309	160,074
Note receivable (Note 11)	101,185	115,339

Total other assets	$1,658,837	$2,165,181

Total assets	$5,220,205	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2015 and December 31, 2014

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$86,270	$27,108
Property tax payable	4,380	1,605
Due to General Partner (Note 6)	26	3,254
Deferred rent	144,484	149,971
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$310,600	$257,378

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)
PARTNERS’ CAPITAL: (Notes 1, 4 and 10)
General Partner -
Cumulative net income (retained earnings)	$343,254	$343,188
Cumulative cash distributions	(142,621)	(142,595)

	$200,633	$200,593

Limited Partners (46,280.3 interests outstanding at March 31, 2015 and December 31, 2014)
Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	40,348,001	40,341,446
Cumulative cash distributions	(74,157,268)	(73,557,268)

	$5,549,201	$6,142,646

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	(840,229)	(840,229)

Total partners’ capital	$4,909,605	$5,503,010

Total liabilities and partners’ capital	$5,220,205	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2015 and 2014

	Three Months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$242,705	$241,998

TOTAL OPERATING REVENUES	242,705	241,998

OPERATING EXPENSES
Partnership management fees (Note 6)	66,034	65,049
Insurance	1,607	1,498
General and administrative	21,047	49,491
Advisory Board fees and expenses	2,625	2,625
Professional services	107,825	105,741
Depreciation	33,839	33,839
Amortization	6,765	6,722

TOTAL OPERATING EXPENSES	239,742	264,965

OTHER INCOME
Interest income	1653	990
Note receivable interest income (Note 11)	2,005	2,910
TOTAL OTHER INCOME	3,658	3,900

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,621	(19,067)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (Notes 1 and 3)	0	12,517

NET INCOME (LOSS)	$6,621	$(6,550)

NET INCOME (LOSS)—GENERAL PARTNER	$66	($65)
NET INCOME (LOSS)—LIMITED PARTNERS	6,555	(6,485)

	$6,621	($6,550)

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.14	$(0.41)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$0.00	$0.27

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$0.14	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2015 and 2014

	Three Months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$6,621	$(6,550)
Adjustments to reconcile net income (loss) to net cash from operating activities -
Depreciation and amortization	40,604	44,694
Interest applied to Indemnification Trust account	(111)	(161)
Decrease in rents and other receivables	500,746	454,620
(Increase) decrease in security deposit escrow	(131)	195
(Increase) decrease in property tax cash escrow	(2,775)	6,024
Decrease in prepaid insurance	4,177	1,498
Decrease in deferred rent receivable	0	1,350
Increase in accounts payable and accrued expenses	59,162	87,737
Increase (decrease) in property tax payable	2,775	(2,766)
Decrease in deferred award escrow	5,215	5,496
Decrease in due to General Partner	(3,228)	(1,227)

Net cash from operating activities	613,055	590,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	14,154	8,839
Deferred rent	(5,487)	(5,487)

Net cash from investing activities	8,667	3,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(100,000)
Cash distributions to General Partner	(26)	0

Net cash used in financing activities	(600,026)	(100,000)

NET INCREASE IN CASH	21,696	494,262
CASH AT BEGINNING OF YEAR	704,531	244,319

CASH AT END OF PERIOD	$726,227	$738,581

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2014 annual audited financial statements within its Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2015, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the Provo Group, Inc., the general partner of the Partnership (the “General Partner” or “TPG”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the limited partners of the partnership (“Limited Partners”). During the second quarters of the six odd numbered years 2001 to 2011, consent solicitations were circulated to the Limited Partners (each being a “Consent”). If approved, any of these Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners did not vote in favor of any of the Consents. Therefore, the Partnership continued to operate as a going concern. Again, in the third quarter of 2013, consent solicitations were circulated to the Limited Partners (the “2013 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. A majority of the Limited Partners owning a majority of the limited partnership interests did not vote in favor of the 2013 Consent, and the General Partner declared the 2013 Consent solicitation process concluded on August 30, 2013. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2015, and December 31, 2014, there was $25,483 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2015 and December 31, 2014, accumulated amortization amounted to $138,229 and $136,963, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2015, nine of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 55%, 15% and 8%, respectively, of the total operating base rents reflected as of March 31, 2015.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2015 and 2014.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2015 and the year ended December 31, 2014. See Note 12 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through March 31, 2015, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through March 31, 2015, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2015, the Partnership owned property leased to eleven fully constructed fast-food restaurants. The eleven tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

Discontinued Operations

During the three month periods ended March 31, 2015 and 2014, the Partnership recognized income from discontinued operations of $0 and $12,517, respectively. The 2014 income represents revenues earned and expenses incurred related to the former tenant Daytona’s All-Sports Café, during their occupancy in the first quarter of 2014. The tenant vacated as of May 31, 2014 and the property was sold on December 22, 2014.

The components of discontinued operations included in the condensed statement of income for the three month periods ended March 31, 2015 and 2014 are outlined below:

	Three Month Period Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Statements of Income:
Revenues:
Rental income	$0	$16,650

Total Revenues	$0	$16,650

Expenses:
Depreciation expense	$0	$3,688
Amortization expense	0	445

Total Expenses	$0	$4,133

Net Income from Discontinued Operations	$0	$12,517

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

As of March 31, 2015, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2015 collected revenues of $242,705) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2015	$949,354
2016	914,607
2017	720,433
2018	690,433
2019	660,433
Thereafter	1,608,416

$5,543,676

At March 31, 2015 and December 31, 2014, rents and other receivables included $0 and $500,746, respectively, of unbilled percentage rents. As of March 31, 2015, all of the 2014 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2015, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2015, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.62% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2015, the minimum annual Base Fee paid by the Partnership was raised to $266,976 and the maximum annual Expense reimbursement was increased to $21,540.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Month Period ended	Three Month Period ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
General Partner
Management fees	$66,034	$65,049
Overhead allowance	5,327	5,248
Other outsourced administrative fees	488	1,088
Reimbursement for out-of-pocket expenses	2,500	1,162
Cash distribution	26	0

	$74,375	$72,547

At March 31, 2015 and December 31, 2014, $26 and $3,254, respectively, was payable to the General Partner.

As of March 31, 2015 and December 31, 2014, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2015, the General Partner did not own any Limited Partnership Interests in the Partnership. The following chart identifies the security ownership of the Partnership’s principal executive officer and principal financial officer as the sole named executive officer holding any Limited Partnership Interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Bruce A. Provo may be deemed to beneficially own the Limited Partnership Interests listed above due to such voting and investment power.
(4)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 31, 2015.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2015, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s Limited Partnership Interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2015 and 2014 are as follows:

	Incurred for the Three Month Period ended March 31, 2015	Incurred for the Three Month Period ended March 31, 2014
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2015 and December 31, 2014 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2015, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $203,023 of earnings has been credited to the Trust as of March 31, 2015. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Effective November 1, 2014, the Partnership agreed to another two year extension as follows: Buyer will make a principal payment of $13,396 which reduces the principal balance to $120,000 as of November 1, 2014, and the loan will be fully paid off by October 31, 2016.

Per the Buyer’s Note amortization schedule, the monthly payments are to total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $101,185 as of March 31, 2015. During the three month period ended March 31, 2015, three note payments were received by the Partnership and totaled $14,154 in principal and $2,005 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended March 31, 2015 and 2014, there were no such transfers.

13. SUBSEQUENT EVENTS

None.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for Limited Partners upon disposition of the Partnership’s assets and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2014 and other reports we file with the SEC.

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

Investment Properties

As of March 31, 2015, the Partnership owned property leased to eleven fully constructed fast-food restaurants. In addition, one property is located on a parcel of land that is subject to a ground lease. The eleven tenants are composed of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three month period ending March 31, 2015.

Net Income

Net income (loss) for the three month periods ended March 31, 2015 and 2014 were $6,621 and $(6,550), respectively. Net income (loss) per Limited Partnership Interest for the three month periods ended March 31, 2015 and 2014 were $0.14 and $(0.14), respectively.

The increase is due to the increase in state income taxes owed for the year ended December 31, 2013 (payable in March 2014), as a result of the sale of condemned land in South Carolina in August 2013. The sale resulted in $21,350 of South Carolina taxes due in 2014.

Results of Operations

Income (loss) from continuing operations for the three month periods ended March 31, 2015 and 2014 was $6,621 and ($19,067), respectively.

Three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014:

Operating Rental Income: Rental income for the three month periods ended March 31, 2015 and 2014 was $242,705 and $241,998, respectively. The rental income was comprised primarily of monthly lease obligations.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2015 and 2014 were $21,047 and $49,491, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease is due primarily to an increase in state income taxes owed for 2013, largely a result of the gain on the sale of condemned land in Mt. Pleasant, South Carolina in August of 2013; which were payable in March 2014.

Professional services: Professional services expenses for the three month periods ended March 31, 2015 and 2014 were $107,825 and $105,741, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2015 and 2014 were $613,055 and $590,910, respectively. The variance in cash provided by operating activities from 2014 to 2015 is primarily due to the increased percentage rents collected year over year.

Cash flows provided from investing activities for the three month periods ended March 31, 2015 and 2014 were $8,667 and $3,352, respectively. The 2015 and 2014 amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease . The 2015 amount is higher because of the higher principal payments received from the Buyer’s Note as a result of the November 1, 2014 loan extension.

For the three month period ended March 31, 2015, cash flows used in financing activities was $600,026 and consisted of aggregate Limited Partner distributions of $600,000, which included $489,558 in net sale proceeds from the December 2014 sale of the vacant Des Moines, IA property, $18,057 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $26. For the three month period ended March 31, 2014, cash flows used in financing activities was $100,000 and consisted of aggregate Limited Partner distributions, which included $8,839 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $726,227 at March 31, 2015. Cash of $550,000, including $16,159 in Buyer’s Note principal and interest payments and $500,746 of 2014 percentage rents received, is anticipated to be used to fund the anticipated 2015 first quarter aggregate distribution to Limited Partners on May 15, 2015, and cash of approximately $86,274 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2015, the current eleven operating Properties were leased 100 percent. In addition, the Partnership collected 100% and 100% of its base rent from current operating tenants for the period ended March 31, 2015 and the fiscal year ended December 31, 2014, respectively, which we believe is a good indication of overall tenant quality and stability. There are no leases set to expire in 2015.

Nine of the Partnership’s eleven Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2015 operating base rents to-date. At December 31, 2014, additional 2014 percentage rents totaled $500,746, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2014, the Partnership generated approximately 85% of its total operating revenues from these nine Properties. Additionally, as of March 31, 2015, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 28, 2014 and December 29, 2013. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2014 Annual Report on Form 10-K, filed with the SEC on March 30, 2015. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

(a) Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed May 15, 2015, regarding the first quarter of 2015 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Income for the three month periods ended March 31, 2015 and 2014, (iii) Condensed Statement of Cash Flows for the three month periods ended March 31, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: May 11, 2015