Form 10-Q
period 2015-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2015-08-06
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2015 and December 31, 2014

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,735,235)	(3,667,557)

Net investment properties	$3,527,529	$3,595,207

OTHER ASSETS:

Cash	$220,891	$704,531
Cash held in Indemnification Trust (Note 9)	453,024	452,912
Property tax cash escrow	8,080	2,530
Security deposits escrow	71,059	70,795
Rents and other receivables (net of allowance, $25,483 and $25,483, respectively)	66,437	500,746
Deferred tenant award proceeds escrow (Note 3)	140,221	150,657
Prepaid insurance	1,954	7,597
Deferred charges, net	146,544	160,074
Note receivable (Note 11)	86,773	115,339

Total other assets	$1,194,983	$2,165,181

Total assets	$4,722,512	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2015 and December 31, 2014

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,240	$27,108
Property tax payable	7,155	1,605
Due to General Partner (Note 6)	509	3,254
Deferred rent	138,997	149,971
Security deposits	70,440	70,440
Unearned rental income	0	5,000

Total current liabilities	$236,341	$257,378

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1, 4 and 10)

General Partner -
Cumulative net income (retained earnings)	$344,525	$343,188
Cumulative cash distributions	(143,130)	(142,595)

	$201,395	$200,593

Limited Partners (46,280.3 interests outstanding at June 30, 2015 and December 31, 2014)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	40,473,805	40,341,446
Cumulative cash distributions	(74,707,268)	(73,557,268)

	$5,125,005	$6,142,646

Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)

	$(840,229)	$(840,229)

Total partners’ capital	$4,486,171	$5,503,010

Total liabilities and partners’ capital	$4,722,512	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Six Month Periods Ended June 30, 2015 and 2014

	Three Months ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental income (Note 5)	$309,142	$294,599	$551,847	$536,597

TOTAL OPERATING REVENUES	$309,142	$294,599	$551,847	$536,597

OPERATING EXPENSES
Partnership management fees (Note 6)	66,744	65,679	132,778	130,728
Insurance	1,465	1,498	2,931	2,995
General and administrative	18,493	15,129	39,540	64,620
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	55,005	53,210	162,830	158,951
Depreciation	33,839	33,839	67,678	67,678
Amortization	6,765	6,722	13,530	13,445

TOTAL OPERATING EXPENSES	184,936	178,702	424,537	443,667

OTHER INCOME
Interest income	1047	861	2,700	1,851
Note receivable interest income (Note 11)	1,747	2,749	3,753	5,659

TOTAL OTHER INCOME	2,794	3,610	6,453	7,510

INCOME FROM CONTINUING OPERATIONS	127,000	119,507	133,763	100,440
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Notes 1 and 3)	75	(26,170)	(67)	(13,653)

NET INCOME	$127,075	$93,337	$133,696	$86,787

NET INCOME - GENERAL PARTNER	$1,271	$933	$1,337	$868
NET INCOME - LIMITED PARTNERS	125,804	92,404	132,359	85,919

	$127,075	$93,337	$133,696	$86,787

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$2.72	$2.56	$2.86	$2.15
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$0.00	$(0.56)	$(0.00)	$(0.29)

NET INCOME PER LIMITED PARTNERSHIP INTEREST	$2.72	$2.00	$2.86	$1.86

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2015 and 2014

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,696	$86,787
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	81,208	89,240
Interest applied to Indemnification Trust account	(111)	(161)
Decrease in rents and other receivables	434,309	417,876
(Increase) decrease in property tax cash escrow	(5,550)	3,249
(Increase) decrease in security deposit escrow	(264)	237
Decrease (increase) in prepaid insurance	5,643	(2,404)
Decrease in deferred rent receivable	0	2,250
(Decrease) increase in accounts payable and accrued expenses	(7,868)	12,879
Increase in property tax payable	5,550	4,896
Decrease in deferred award escrow	10,436	10,904
Decrease in prepaid rent	(5,000)	0
Decrease in due to General Partner	(2,745)	(892)

Net cash from operating activities	$649,304	$624,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	$28,565	$17,839
Deferred rent	(10,974)	(10,974)

Net cash from investing activities	$17,591	$6,865

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(1,150,000)	$(625,000)
Cash distributions to General Partner	(535)	(335)

Net cash used in financing activities	$(1,150,535)	$(625,335)

NET INCREASE (DECREASE) IN CASH	$(483,640)	$6,391

CASH AT BEGINNING OF YEAR	$704,531	$244,319

CASH AT END OF PERIOD	$220,891	$250,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2014 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, for any other interim period, or for any other future year.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2015, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the Provo Group, Inc., the general partner of the Partnership (the “General Partner”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partnership interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the limited partners. During the second and third quarters of the six odd numbered years 2001 to 2013, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of the Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. Again, on or about June 16, 2015, a consent solicitation was circulated to the Partnership’s limited partners (the “2015 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners holding more than a majority of the outstanding limited partnership units did not vote in favor of the 2015 Consent, and therefore the Partnership will continue to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2015, and December 31, 2014, there were $25,483 of recorded values for allowance for doubtful accounts. The entire allowance is aged over 90 days old as of June 30, 2015.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2015 and December 31, 2014, accumulated amortization amounted to $144,994 and $136,963, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2015, nine of the eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for these three tenants comprised approximately 56%, 15% and 8%, respectively, of the Partnership’s total operating base rents reflected as of June 30, 2015.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or six month periods ended June 30, 2015 and 2014.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the six month period ended June 30, 2015 and the year ended December 31, 2014. See Note 12 for further disclosure.

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

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group, Inc. (“TPG” or the “General Partner”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the three original partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the limited partners of the Partnership, by written consent of a majority of limited partnership interests, elected TPG as general partner of the Partnership. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the General Partner estimated an aggregate recovery of $3,000,000 for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3,000,000 receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through June 30, 2015, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3,000,000. As a result, from January 1, 1996 through June 30, 2015, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of June 30, 2015, the Properties were leased to the operators of eleven fully constructed fast-food restaurants. The tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The eleven properties are located in a total of four states.

Property – 4875 Merle Hay Rd, Des Moines, IA (Formerly Daytona’s All-Sports Café “Daytona’s”)

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014, the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of December 31, 2014 Daytona’s has not made its monthly rent or real estate tax escrow payments for

February, March, April or May 2014. On May 29, 2014, the Partnership filed a motion for default judgment, to which the tenant filed an answer denying all claims made against it. On July 10, 2014, the Partnership filed for summary judgment against the tenant for all amounts owing and as of June 30, 2015, is still pursuing collection against the tenant.

On September 12, 2014, the Partnership signed a purchase agreement with Sundance, Inc., for the sale of the property at a sale price of $555,000. The Partnership completed the sale of the property on December 22, 2014 with net proceeds of approximately $490,000 paid to the Partnership.

Discontinued Operations

During the three month periods ended June 30, 2015 and 2014, the Partnership recognized income (loss) from discontinued operations of $75 and ($26,170), respectively. During the six month periods ended June 30, 2015 and 2014, the Partnership recognized loss from discontinued operations of $67 and $13,653, respectively. The income and loss is made up of revenues earned from the tenant Daytona’s during their occupancy through May 31, 2014, and the costs to maintain the vacant Des Moines, Iowa property while it is held for sale and since the tenant vacated. These costs include utilities, property insurance and real estate taxes.

The components of discontinued operations included in the condensed statement of income (loss) for the three and six month periods ended June 30, 2015 and 2014 are outlined below:

	Three Month Period ended June 30, 2015	Three Month Period ended June 30, 2014	Six Month Period ended June 30, 2015	Six Month Period ended June 30, 2014
Statements of Income (Loss):
Revenues:
Rental income	$0	$11,100	$0	$27,750

Total Revenues	$0	$11,100	$0	$27,750

Expenses:
Bad debt expense	$0	$31,116	$0	$31,116
Insurance expense	0	235	0	235
Property tax expense	0	1,629	0	1,629
Other property expenses	(75)	306	67	306
Legal expenses	0	0	0	0
Depreciation & amortization	0	3,984	0	8,117

Total Expenses	$(75)	$37,270	$67	$41,403

Net Income (Loss) from Discontinued Operations	$75	$(26,170)	$(67)	$(13,653)

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership of the Partnership (as amended, supplemented or modified, the “Partnership Agreement”) extends the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

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

5. LEASES:

Original lease terms for the majority of the Properties are generally five to twenty years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases, therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of June 30, 2015, the aggregate minimum operating lease payments (including the aggregate total of the first two quarters of 2015 collected revenues of $485,410) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2015	$949,354
2016	914,607
2017	720,433
2018	690,433
2019	660,433
Thereafter	1,608,416

$5,543,676

At June 30, 2015 and December 31, 2014, rents and other receivables included $66,437 and $500,746, respectively, of unbilled percentage rents. As of June 30, 2015, all of the 2014 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and as currently in effect as of January 1, 2015, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and reimbursement of Expenses are subject to annual Consumer Price Index based adjustments. Effective March 1, 2015, the minimum annual Base Fee and the maximum reimbursement of Expenses increased by 1.62% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2015, the minimum annual Base Fee paid by the Partnership was raised to $266,976 and the maximum annual reimbursement of Expenses was increased to $21,540.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Month Period ended June 30, 2015	Three Month Period ended June 30, 2014	Six Month Period ended June 30, 2015	Six Month Period ended June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Partner

Management fees	$66,744	$65,679	$132,778	$130,728
Restoration fees	0	0	0	0
Overhead allowance	5,385	5,298	10,712	10,546
Other outsourced administrative fees	300	675	788	1,763
Sales Commission	0	0	0	0
Reimbursement for out-of-pocket expenses	0	986	2,500	2,148
Cash distribution	509	335	535	335

	$72,938	$72,973	$147,313	$145,520

At June 30, 2015 and December 31, 2014, $509 and $3,254, respectively, was payable to the General Partner.

As of June 30, 2015 and December 31, 2014, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of June 30, 2015, the General Partner did not own any limited partnership interests in the Partnership. The following chart identifies the beneficial ownership of the Partnership’s principal executive officer, being the sole named executive officer of the Partnership that directly or indirectly holds any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)
Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.
(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.
(3)	Based on 46,280.3 limited partnership interests outstanding as of June 30, 2015.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2015, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Month Period ended June 30, 2015	Three Month Period ended June 30, 2014	Six Month Period ended June 30, 2015	Six Month Period ended June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2015 and December 31, 2014 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the general partner of the Partnership may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the three original partnerships). In addition, fifty percent of all such disposition fees earned by the general partner were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2015, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $203,024 of earnings has been credited to the Trust as of June 30, 2015. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

11. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (the “Buyers Note”) to the Partnership. The Buyers Note had a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance of $200,000 will be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014. Pursuant to the Buyers Note, there is no penalty for early payment of principal. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, was $925 per month.

Effective November 1, 2014, the Partnership agreed to another two year extension of the Buyers Note as follows: Buyer will make a principal payment of $13,396 which reduces the principal balance to $120,000 as of November 1, 2014, and the balance will be amortized over two years with a monthly payment of approximately $5,386 per month. By its terms, the loan will be fully paid off by October 31, 2016.

The property tax escrow cash balance held by the Partnership amounted to $7,155 at June 30, 2015, and is included in the property tax payable in the condensed balance sheets. Per the Buyers Note amortization schedule, the monthly payments are to total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyers Note amounted to $86,773 as of June 30, 2015 and $115,339 as of December 31, 2014. During the six month period ended June 30, 2015, six note payments were received by the Partnership and totaled $28,565 in principal and $3,753 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended June 30, 2015 and 2014, there were no such transfers.

13. SUBSEQUENT EVENTS

Bi-Annual Consent Solicitation

On or about June 16, 2015, consent solicitations were circulated (as defined above, the “2015 Consent”), which if approved would have authorized the sale of all of the Partnership’s Properties and the dissolution of the Partnership. The holders of a majority of the outstanding limited partnership units did not vote in favor of the 2015 Consent, and the General Partner declared the 2015 Consent solicitation process concluded on July 31, 2015. Additional information regarding the 2015 Consent can be found in Item 5 of Part II of this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our business strategies and our ability to grow our business;

•	our ability to collect rents on our leases;

•	our ability to maintain relationships with our tenants;

•	future capital expenditures;

•	our ability to hire and retain key personnel and consultants; and

•	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, our inability to realize value for limited partners upon disposition of the Partnership’s assets, such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2014, and other reports we file with the SEC.

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

Investment Properties

As of June 30, 2015, the Partnership owned the Properties, which are leased to eleven fully constructed fast-food restaurants. In addition, one property is located on a parcel of land that is subject to a ground lease. The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three month period ending June 30, 2015.

Net Income

Net income for the three month periods ended June 30, 2015 and 2014 was $127,075 and $93,337, respectively. Net income per limited partnership interest for the three month periods ended June 30, 2015 and 2014 was $2.72 and $2.00, respectively. Net income for the six month periods ended June 30, 2015 and 2014 was $133,696 and $86,787, respectively. Net income per limited partnership interest for the six month periods ended June 30, 2015 and 2014 was $2.86 and $1.86, respectively.

The increase from the 2014 periods to the 2015 periods is due primarily to lower operating expenses in 2015 than 2014. Operating costs were higher during the 2014 periods primarily because of the default of the tenant Daytona’s, which occupied the property in Des Moines, Iowa through May 31, 2014.

Net income for the three and six months periods ended June 30, 2015 and 2014 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended June 30, 2015 and 2014 were $127,000 and $119,507, respectively. Income from continuing operations for the six month periods ended June 30, 2015 and 2014 were $133,763 and $100,440, respectively. See the paragraphs below for further information as to the 2015 and 2014 variances of individual operating income and expense items.

Three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014:

Operating Rental Income: Rental income for the three month periods ended June 30, 2015 and 2014 was $309,142 and $294,599, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three month periods ended June 30, 2015 and 2014 were $87,862 and $83,433, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase in the 2015 period versus the 2014 period is due primarily to an increase in management fees, printing costs due to the consent solicitation mailing and quarterly state income tax estimates paid.

Professional services: Professional services expenses for the three month periods ended June 30, 2015 and 2014 were $55,005 and $53,210, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase in the 2015 period versus the 2014 period is due to higher investor relations expenses, filing fees, audit and tax return preparation fees, offset by lower legal fees.

Six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014:

Operating Rental Income: Rental income for the six month periods ended June 30, 2015 and 2014 was $551,847 and $536,597, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be $949,354 for the year 2015 based on operating leases currently in place. In addition, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2014 was $500,747, and management expects the 2015 percentage rents to be higher than 2014 due to the increasing sales trends for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the six month periods ended June 30, 2015 and 2014 was $2,931 and $2,995, respectively. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2015/2016 insurance year that is expected to be paid in the fourth quarter of 2015 also increases.

General and Administrative Expense: General and administrative expenses for the six month periods ended June 30, 2015 and 2014 were $177,568 and $200,598, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total 2015 operating general and administrative expenses to be lower than 2014 expenses, primarily due to the 2014 increased state and local income tax expenses as a result of the 2013 condemnation sale.

Professional services: Professional services expenses for the six month periods ended June 30, 2015 and 2014 were $162,830 and $158,951, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total 2015 operating professional services expenses will be higher than 2014 due primarily to higher investor relations fees and the increased cost of the SEC mandated XBRL financial statement footnotes conversion and filing requirements for the Partnership. The filing rate for XBRL had been discounted for the first two years of the new requirements, and beginning in 2015 the discount was removed.

Cash Flow Analysis

Net cash flows provided by operating activities for the six month periods ended June 30, 2015 and 2014 were $649,304 and $624,861, respectively.

Cash flows provided from investing activities for the six month periods ended June 30, 2015 and 2014 were $17,591 and $6,865, respectively. The amounts were comprised of the receipt of note receivable principal payments from the promissory note in relation to the 2009 sale of the Panda Buffet property, offset by the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease.

For the six month period ended June 30, 2015, cash flows used in financing activities was $1,150,535 and consisted of aggregate limited partner distributions of $1,150,000, which included $500,747 in percentage rent billings from 2014 and $489,558 in net sale proceeds from the December 2014 sale of the vacant Des Moines, IA property, $28,565 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $535. For the six month period ended June 30, 2014, cash flows used in financing activities was $625,335 and consisted of aggregate limited partner distributions of $625,000, which included $470,478 in percentage rent billings from 2013 and, $17,839 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $335. Distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership.

Liquidity and Capital Resources

The Partnership’s cash balance was $220,891 at June 30, 2015. Cash of $120,000, including $16,159 received from promissory note principal and interest payments, is anticipated to be used to fund the anticipated distribution to our limited partners for the 2015 second quarter, which is expected to be made on August 15, 2015, and cash of $18,319 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and from potential sales of Properties will primarily provide the sources for future Partnership liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the general partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of June 30, 2015, the current eleven operating Properties were 100 percent leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2015 and the fiscal year ended December 31, 2014, which we believe is a good indication of overall tenant quality and stability. There are no leases expiring in 2015.

Nine of the Partnership’s eleven Properties operate as Wendy’s fast food restaurants which are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2015 operating base rents to-date. At December 31, 2014, additional 2014 percentage rents totaled $500,747, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2014, the Partnership generated approximately 85% of its total operating revenues from these nine Properties. Additionally, as of June 30, 2015, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

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

Disposition Policies

Management intends to hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The general partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination on November 30, 2020 or if limited partners holding a majority of the limited partnership units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership, with the next such vote not expected to occur until 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2015 the Partnership’s management, including the person serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On or about June 16, 2015 the Partnership commenced its 2015 consent solicitation process. The process concluded on July 31, 2015. As of the record date of May 31, 2015, there were 46,280.3 Limited Partnership Units (“Units”) outstanding and entitled to notice of, and to vote in, the Partnership’s consent solicitation. The proposal for which consents were solicited was to approve the sale of the Partnership’s properties and the subsequent dissolution of the Partnership (the “Proposed Sale and Dissolution”). The Proposed Sale and Dissolution did not pass because the holders of a majority of the outstanding Units did not vote in favor of the proposal. Results of the consent solicitation process are set forth below.

FOR	AGAINST	ABSTAIN	FAILURE TO RETURN
2,025.65 Units	1,827.30 Units	10.00 Units	42,417.35 Units

The holders of 42,417.35 Units did not return a consent, and therefore such Units are not included in the FOR, AGAINST, or ABSTAIN totals listed above.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed August 14, 2015, regarding the second quarter of 2015 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Income for the three and six month periods ended June 30, 2015 and 2014, (iii) Condensed Statement of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and Duly Authorized Officer of the Partnership)

Date:	August 6, 2015