Form 10-Q
period 2015-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2015-11-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Unaudited)

ASSETS

	September 30, 2015	December 31, 2014

INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,769,074)	(3,667,557)

Net investment properties	$3,493,690	$3,595,207

OTHER ASSETS:

Cash	$223,576	$704,532
Cash held in Indemnification Trust (Note 9)	453,171	452,911
Property tax cash escrow	10,855	2,530
Security deposits escrow	70,484	70,795
Rents and other receivables (net of allowance, $0 and $25,483, respectively)	284,789	500,746
Deferred tenant award proceeds escrow	133,593	150,657
Prepaid insurance	488	7,597
Deferred charges, net	139,779	160,074
Note receivable (Note 10)	72,099	115,339
Total other assets	$1,388,834	$2,165,181

Total assets	$4,882,524	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2015 and December 31, 2014

LIABILITIES AND PARTNERS’ CAPITAL

(Unaudited)

	September 30, 2015	December 31, 2014

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,053	$27,108
Property tax payable	9,930	1,605
Due to General Partner (Note 6)	1,146	3,254
Deferred rent	133,511	149,971
Security deposits	70,440	70,440
Unearned rental income	0	5,000

Total current liabilities	$231,080	$257,378

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	$347,389	$343,188
Cumulative cash distributions	(144,276)	(142,595)
	$203,113	$200,593
Limited Partners (46,280.3 interests outstanding at September 30, 2015 and December 31, 2014)
Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	40,757,360	40,341,446
Cumulative cash distributions	(74,827,268)	(73,557,268)
	$5,288,560	$6,142,646
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,651,444	$5,503,010

Total liabilities and partners’ capital	$4,882,524	$5,760,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine month Periods Ended September 30, 2015 and 2014

(Unaudited)

	Three Months ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

OPERATING REVENUES:
Rental income (Note 5)	$461,057	$450,109	$1,012,904	$986,706
TOTAL OPERATING REVENUES	461,057	450,109	1,012,904	986,706
OPERATING EXPENSES
Partnership management fees (Note 6)	66,744	65,679	199,522	196,407
Insurance	1,465	1,498	4,396	4,493
General and administrative	15,249	15,884	54,789	80,504
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	50,340	50,308	213,170	209,259
Depreciation	33,839	34,116	101,517	109,169
Amortization	6,765	6,722	20,295	20,910
TOTAL OPERATING EXPENSES	177,027	176,832	601,564	628,617
OTHER INCOME
Interest income	845	761	3,545	2,612
Note receivable interest income (Note 10)	1,484	2,585	5,237	8,244
Other income	60	0	60	0
TOTAL OTHER INCOME	2,389	3,346	8,842	10,856
INCOME FROM CONTINUING OPERATIONS	286,419	276,623	420,182	368,945
LOSS FROM DISCONTINUED
OPERATIONS (Notes 1 and 3)	0	(14,283)	(67)	(19,818)
NET INCOME	$286,419	$262,340	$420,115	$349,127
NET INCOME - GENERAL PARTNER	$2,864	$2,623	$4,202	$3,491
NET INCOME - LIMITED PARTNERS	283,555	259,717	415,913	345,636
	$286,419	$262,340	$420,115	$349,127
PER LIMITED PARTNERSHIP INTEREST, Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$6.13	$5.92	$8.99	$7.89
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$0.00	($0.31)	($0.00)	($0.42)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.13	$5.61	$8.99	$7.47

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420,115	$349,127
Adjustments to reconcile net income to net cash from operating activities -
Provision for doubtful accounts	0	31,116
Depreciation and amortization	121,812	130,079
Interest applied to Indemnification Trust account	(259)	(267)
Decrease in rents and other receivables	215,957	178,649
(Increase) Decrease in property tax cash escrow	(8,325)	10,349
Decrease in security deposit escrow	311	103
Decrease in deferred award proceeds escrow	17,064	16,093
Decrease in prepaid insurance	7,109	502
Decrease in deferred rent receivable	0	2,250
Decrease in accounts payable and accrued expenses	(11,055)	(25,323)
Increase in property tax payable	8,325	2,683
(Decrease) Increase in unearned rental income	(5,000)	11,791
Decrease in due to General Partner	(2,108)	(190)

Net cash from operating activities	763,946	706,962

CASH FLOWS FROM INVESTING ACTIVITIES:

Note receivable, principal payment received	43,240	27,004
Deferred rent	(16,460)	(16,461)

Net cash from investing activities	26,780	10,543

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,270,000)	(741,000)
Cash distributions to General Partner	(1,681)	(1,372)

Net cash from financing activities	(1,271,681)	(742,372)

NET DECREASE IN CASH	(480,955)	(24,867)

CASH AT BEGINNING OF YEAR	704,531	244,319

CASH AT END OF PERIOD	$223,576	$219,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2014 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, for any other interim period, or for any other future year.

The condensed balance sheets as of December 31, 2014 contained herein have been derived from the audited financial statements as of December 31, 2014, but do not include all disclosures required by U.S. GAAP.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2015, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the Provo Group, Inc., the general partner of the Partnership (the “General Partner”), that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partnership interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected by a majority of the limited partners. During the second or third quarter of the seven odd numbered years 2001 to 2013, consent solicitations were circulated to the Partnership’s limited partners (each being a “Consent”). If approved, any of the Consents would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners owning a majority of the limited partnership interests did not vote in favor of any of the Consents. During the second quarter of 2015, a consent solicitation was once again circulated to the Partnership’s limited partners (the “2015 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners holding more than a majority of the outstanding limited partnership interests did not vote in favor of the 2015 Consent, and therefore the Partnership will continue to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2015, and December 31, 2014, there were $0 and $25,483 of recorded values for allowance for doubtful accounts. The entire allowance was written off as of September 30, 2015 because the former tenant to which the doubtful account was attributed filed for Chapter 7 bankruptcy protection on that date. See Note 3 for more information.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2015 and December 31, 2014, accumulated amortization amounted to $151,759 and $131,464, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2015, nine of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 56%, 15% and 8%, respectively, of the Partnership’s total operating base rents reflected as of September 30, 2015.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or nine month periods ended September 30, 2015 and 2014.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the nine month period ended September 30, 2015 and the year ended December 31, 2014. See Note 11 for further disclosure.

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

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the SEC (the “Investigation”) revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”), had transferred substantial cash assets of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership (“DiVall 3”, and together with the Partnership and DiVall 1, the “three original partnerships”), which was dissolved December of 2003, to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective partnership agreements and resulted, in part, from material weaknesses in the internal control systems of the three original partnerships.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2015, approximately $5,918,000 ($0 recovered in 2015 and 2014, respectively) of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2015, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off ($0 written off in 2015 and 2014, respectively) in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of September 30, 2015, the Properties were leased to the operators of eleven fully constructed fast-food restaurants. The tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The eleven Properties are located in a total of four states.

Property – 4875 Merle Hay Rd, Des Moines, IA (Formerly Daytona’s All-Sports Café (“Daytona’s”))

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014, the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. The 30-day Notice of Default expired on February 23, 2014. As of December 31, 2014 Daytona’s had not made its monthly rent or real estate tax escrow payments for February, March, April or May 2014. On May 29, 2014, the Partnership filed a motion for default judgment, to which Daytona’s filed an answer denying all claims made against it. On July 10, 2014, the Partnership filed for summary judgment against Daytona’s for all amounts owing as of June 30, 2015. On September 30, 2015, Daytona’s filed for Chapter 7 bankruptcy protection and a result, the bad debt allowance was written off by the Partnership as of that date.

On September 12, 2014, the Partnership signed a purchase agreement with Sundance, Inc., for the sale of the property at a sale price of $555,000. The Partnership completed the sale of the property on December 22, 2014 with net proceeds of approximately $490,000 paid to the Partnership.

Discontinued Operations

During the three month periods ended September 30, 2015 and 2014, the Partnership recognized a loss from discontinued operations of $0 and ($14,283), respectively. During the nine month periods ended September 30, 2015 and 2014, the Partnership recognized losses from discontinued operations of ($67) and ($19,818) and, respectively. The losses are made up of revenues earned from the former tenant Daytona’s during their occupancy through May 31, 2014, offset by the costs to maintain the vacant Des Moines, Iowa property while it was held for sale after Daytona’s had vacated. These costs include utilities, property insurance and real estate taxes.

The components of discontinued operations included in the condensed statement of loss for the three and nine month periods ended September 30, 2015 and 2014 are outlined below:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Loss:
Revenues:
Rental income	$0	$0	$0	$27,750
Total Revenues	$0	$0	$0	$27,750
Expenses:
Bad Debt Expense	$0	$0	$0	$31,116
Insurance expense	0	1,409	0	1,643
Property tax expense	0	4,887	0	6,516
Other property expenses	0	3,647	67	3,953
Legal Expenses	0	4,340	0	4,340
Total Expenses	$0	$14,283	$67	$47,568
Loss from Discontinued Operations	$0	$(14,283)	$(67)	$(19,818)

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

As of September 30, 2015, the aggregate minimum operating lease payments (including the aggregate total of the first three quarters of 2015 collected revenues of $728,115) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2015	$949,354
2016	914,607
2017	720,433
2018	690,433
2019	660,433
Thereafter	1,608,416
$5,543,676

At September 30, 2015 and December 31, 2014, rents and other receivables included $284,789 and $500,746, respectively, of unbilled percentage rents. As of September 30, 2015, all of the 2014 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and as in effect as of January 1, 2015, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and reimbursement of Expenses are subject to annual Consumer Price Index based adjustments. Effective March 1, 2015, the minimum annual Base Fee and the maximum reimbursement of Expenses increased by 1.62% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2015, the minimum annual Base Fee paid by the Partnership was raised to $266,976 and the maximum annual reimbursement of Expenses was increased to $21,540.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Month	Three Month	Nine month	Nine month
	Period ended	Period ended	Period ended	Period ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner
Management fees	$66,744	$65,679	$199,522	$196,407
Overhead allowance	5,385	5,298	16,097	15,844
Other outsourced administrative fees	300	450	1,088	2,213
Reimbursement for out-of-pocket expenses	0	923	2,500	3,071
Distribution due to General Partner	1,146	1,037	1,681	1,372
	$73,575	$73,387	$220,888	$218,907

At September 30, 2015 and December 31, 2014, $1,146 and $3,254, respectively, was payable to the General Partner.

As of September 30, 2015 and December 31, 2014, TPG Finance Corp. owned 200 limited partnership units of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of September 30, 2015, the General Partner did not own any limited partnership interests in the Partnership. The following chart identifies the beneficial ownership of the Partnership’s principal executive officer as the sole named executive officer of the Partnership that directly or indirectly holds any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)

Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of September 30, 2015.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2015, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Month Period ended September 30, 2015	Three Month Period ended September 30, 2014	Nine month Period ended September 30, 2015	Nine month Period ended September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2015 and December 31, 2014 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the three original partnerships). In addition, fifty percent of all such disposition fees earned by the general partner were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships’ recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2015, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future payment, as it is uncertain that such a $6,000,000 recovery level will be achieved. No accrual has been made for the $16,296 since the $6,000,000 recovery level has not been achieved as of September 30, 2015.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership funds this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $203,171 of earnings has been credited to the Trust as of September 30, 2015. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s former Panda Buffet property to the tenant for $520,000 (sales amount was to be reduced to $450,000 if closing occurred on or before November 15, 2009). The closing date on the sale of the property was November 12, 2009 at a sales price of $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 was delivered in the form of a promissory note (the “Buyers Note”) to the Partnership. The Buyers Note originally had a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly and principal amortized over a period of ten years beginning December 1, 2009 with a balloon payment due November 1, 2012. The Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 and at that time agreed to amended repayment terms, including an extension of the maturity date. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, was $925 per month.

Effective November 1, 2014, the Partnership agreed to another two year extension of the Buyers Note as follows: Buyer made a principal payment of $13,396 which reduced the principal balance to $120,000 as of November 1, 2014, and the balance is being amortized over two years with a monthly payment of approximately $5,386 per month. By its terms, the amount due under the Buyers Note will be fully paid off by October 31, 2016.

The property tax escrow cash balance held by the Partnership amounted to $10,855 at September 30, 2015, and is included in the property tax payable in the condensed balance sheets. Per the Buyers Note amortization schedule, the monthly payments are to total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyers Note amounted to $72,099 as of September 30, 2015 and $115,339 as of December 31, 2014. During the nine month period ended September 30, 2015, nine note payments were received by the Partnership and totaled $43,240 in principal and $5,237 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended September 30, 2015 and 2014, there were no such transfers.

12. SUBSEQUENT EVENTS

We have evaluated material events and transactions that have occurred subsequent to September 30, 2015, and concluded that none have occurred that require adjustment to or disclosure in the unaudited condensed Financial Statements.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in future periods;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our ability to collect rents on our leases;

●	our ability to attract and retain tenants;

●	future capital expenditures;

●	our ability to hire and retain key personnel and consultants; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows , our inability to realize value for limited partners upon disposition of the Partnership’s assets, such other factors as discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year end December 31, 2014.

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

Investment Properties

As of September 30, 2015, the Partnership owned the Properties, which are leased and operated as eleven separate fast-food restaurants. In addition, one property is located on a parcel of land that is subject to a ground lease. The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three and nine month periods ended September 30, 2015.

Net Income

Net income for the three month periods ended September 30, 2015 and 2014 were $286,419 and $262,340, respectively. Net income for the nine month periods ended September 30, 2015 and 2014 were $420,115 and $349,127, respectively. Net income per limited partnership interest for the three month periods ended September 30, 2015 and 2014 were $6.13 and $5.61, respectively. Net income per limited partnership interest for the nine month periods ended September 30, 2015 and 2014 were approximately $8.99 and $7.47, respectively.

The variance for both the three and nine month periods is primarily the result of higher 2015 percentage rents in addition to higher 2014 expenses from discontinued operations as a result of maintaining and securing the vacant, Des Moines, IA property while it was held for sale.

Net income for the three and nine months periods ended September 30, 2015 and 2014 included the results from both continuing operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2015 and 2014 were $286,419 and $276,623, respectively. Income from continuing operations for the nine month periods ended September 30, 2015 and 2014 were $420,182 and $368,945, respectively. See the paragraphs below for further information as to 2015 and 2014 variances of individual operating income and expense items.

Three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014:

Operating Rental Income: Rental income for the three month periods ended September 30, 2015 and 2014 was $461,057 and $450,109, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent and operating percentage rent accruals for tenants that have exceeded their sales breakpoints.

General and Administrative Expense: General and administrative expenses for the three month periods ended September 30, 2015 and 2014 were $15,249 and $15,884, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses.

Professional Services: Professional services expenses for the three month periods ended September 30, 2015 and 2014 were $50,340 and $50,308, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees.

Note Receivable Interest Income: Note receivable interest income for the three month periods ended September 30, 2015 and 2014 were $1,484 and $2,585, respectively. The interest income was comprised of interest associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. See Note 10 for further information.

Nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014:

Operating Rental Income: Rental income for the nine month periods ended September 30, 2015 and 2014 was $1,012,904 and $986,706, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent and operating percentage rent accruals for tenants that have exceeded their sales breakpoints.

Management expects total base operating rental income to be $971,301 for the year 2015 based on operating leases currently in place. In addition, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2014 was $500,747, and management expects the 2015 percentage rents to be higher than 2014 due to the increasing sales trends for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the nine month periods ended September 30, 2015 and 2014 was $4,396 and $4,493, respectively. These insurance expense amounts relate to the Partnership’s general liability policy and are expected to total about $6,000 for the year. This amount could increase if the general liability insurance premium for the 2015/2016 insurance year that is expected to be paid in the fourth quarter of 2015 also increases.

General and Administrative Expense: General and administrative expenses for the nine month periods ended September 30, 2015 and 2014 were $54,789 and $80,504, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total 2015 operating general and administrative expenses to be lower than 2014 expenses, primarily due to increased 2013 state and local income tax expenses as a result of the condemnation sale that were paid in 2014. In 2014, the Partnership paid $49,186 in state and local taxes.

Professional services: Professional services expenses for the nine month periods ended September 30, 2015 and 2014 were $213,170 and $209,259, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The variance in professional services expenses is primarily the result of the higher cost of XBRL detailed footnote tagging which began in late 2012. Management anticipates that the total 2015 operating professional services expenses will be about the same as 2014 due primarily to the lower legal and accounting fees, offset by higher investor relations fees related to the bi-annual consent solicitation in 2015.

Note Receivable Interest Income: Note receivable interest income for the nine month periods ended September 30, 2015 and 2014 were $5,237 and $8,244, respectively. The interest income was comprised of interest associated with the Buyer’s Note from the Panda Buffet property sale in November of 2009. See Note 10 for further information.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the nine month periods ended September 30, 2015 and 2014, the Partnership recognized losses from discontinued operations of ($67) and ($19,818), respectively.

A summary of significant developments as of September 30, 2015, can be found above, in Item 1, Part 3. Investment Properties and Properties Held for Sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2015 and 2014 were $763,946 and $706,962, respectively. The variance in cash provided by operating activities from 2015 to 2014 is primarily the result of higher net income in 2015.

Cash flows provided from investing activities for the nine month periods ended September 30, 2015 and 2014 were $26,780 and $10,543, respectively. The amounts are comprised of the receipt of note receivable principal payments from the promissory note originally received by the Partnership in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease.

For the nine month period ended September 30, 2015, cash flows used in financing activities was $1,271,681 and consisted of aggregate limited partner distributions of $1,270,000 which primarily consisted of $500,746 in percentage rent billings from 2014 and $489,558 in net sale proceeds from the December 2014 sale of the vacant Des Moines, IA property, $46,622 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $1,681. For the nine month period ended September 30, 2014, cash flows used in financing activities was $742,372 and consisted of aggregate limited partner distributions of $741,000, which primarily consisted of $470,478 in percentage rent billings from 2013 and, $27,004 in promissory note principal payments received in relation to the 2009 sale of the Panda Buffet property, and general partner distributions of $1,372. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $223,576 at September 30, 2015. Based on projections, cash of $120,000, including $16,158 in promissory note principal and interest payments, is anticipated to be used to fund the anticipated 2015 third quarter aggregate distribution to limited partners on November 13, 2015, and cash of $15,128 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of September 30, 2015, the current eleven operating Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2015 and the fiscal year ended December 31, 2014, respectively, which we believe is a good indication of overall tenant quality and stability. There are no leases expiring in 2015.

Nine of the Partnership’s eleven Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2015 operating base rents to-date. At December 31, 2014, additional 2014 percentage rents totaled $500,746, all of which were unbilled and accrued in relation to the Wendy’s Properties. Therefore, during the fiscal year 2014, the Partnership generated approximately 85% of its total operating revenues from these nine Properties. Additionally, as of September 30, 2015, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered relevant to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 28, 2014 and December 29, 2013. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2014 Annual Report on Form 10-K, filed with the SEC on March 30, 2015. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wendcharles II.

Disposition Policies

Management intends to hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon the scheduled termination of the Partnership on November 30, 2020, or if limited partners holding a majority of the limited partnership interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation, with the next such vote expected to occur in 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2015 the Partnership’s management, and the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	31.1	SOX 302 Certification

	31.2	SOX 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

	99.1	Correspondence to the Limited Partners, scheduled to be mailed November 13, 2015, regarding the third quarter of 2015 distribution.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2015 and 2014, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (iv) Unaudited Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and Duly Authorized Officer of the Partnership)

Date: November 13, 2015

