Form 10-K
period 2015-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2016-03-25
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2015, the Partnership had 1,479 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2015, the Partnership owned eleven Properties, located in a total of four states. The Properties are leased on a triple net basis primarily to, and operated by, franchisees of national, regional and local fast food, family style, and casual/theme restaurants under long-term leases.

At December 31, 2015 nine of the eleven Properties were (and continue to be) leased to three Wendy’s franchisees, with six of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these nine leases comprised approximately 79% of the total 2015 operating base rents. During 2015, additional percentage rents were also generated from these nine Wendy’s properties and totaled $546,453. Additionally, the nine Properties exceeded 82% of the Partnership’s total Properties, both by historical asset value and number. One of the Wendy’s leases will expire in November 2016 and the tenant will vacate the Property, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

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

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the eight odd numbered years from 2001- 2015, consent solicitations were circulated to the Partnership’s limited partners, which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership(each a “Consent”). Limited partners owning a majority of the Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the General Partner. The first Advisory Board was established in October 1993, and held its first meeting in November 1993. Among other functions, the three person Advisory Board has the following rights: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board’s powers are advisory only and the Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and limited partners of the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

No Employees; Location of Business Operations

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

The Partnership owned the following Properties as of December 31, 2015:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (5) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc,	$451,230	$60,000	06-30-2018	None
12/22/88	Wendy’s (6) 1721 Sam Rittenburg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2021	(2)
12/22/88	Wendy’s (7) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2021	(3)
02/21/89	Wendy’s (7) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2021	(3)
02/21/89	Wendy’s (7) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2021	(3)
02/21/89	Wendy’s (8) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2021	(2)
02/21/89	Wendy’s (8) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333	11-6-2026	(3)
03/14/89	Wendy’s (7) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2021	(3)
12/29/89	Wendy’s (7) 1717 Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2021	(3)
12/29/89	Wendy’s (7) 3869 Washington Rd Martinez, GA	Wendgusta, LLC	633,750	84,120	11-6-2016	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	144,801	10-31-2016	(4)
			$7,673,915	$947,354

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.

(2)	The tenant has the option to extend the lease two additional periods of five years each.

(3)	The tenant has the option to extend the lease an additional period of five years.

(4)	The tenant has the option to extend the lease three additional periods of two years each.

(5)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

(6)	One of the eleven Properties owned as of December 31, 2015 was leased to Wendcharles II. Since more than 82% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2015 and December 28, 2014. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(7)	Six of the eleven Properties owned as of December 31, 2015 were leased to Wendgusta. Since more than 82% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2015 and December 28, 2014. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.

(8)	Two of the eleven Properties owned by the Partnership as of December 31, 2015 were leased to Wendcharles I. Since more than 82% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2015 and December 28, 2014. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments, by property, for Properties with such developments.

Vacant Property – 4875 Merle Hay Rd, Des Moines, IA (Formerly Daytona’s All-Sports Café “Daytona’s”)

Daytona’s lease expired May 31, 2014 and the tenant vacated the premises on or about the same date. On January 24, 2014, the Partnership sent Daytona’s a 30-day Notice of Default for failure to pay its January rent. On February 3, 2014, the Partnership received payment for a portion of Daytona’s January rent and real estate tax escrow payment. As of December 31, 2014 Daytona’s had not made its monthly rent or real estate tax escrow payments for February, March, April or May 2014. On May 29, 2014, the Partnership filed a motion for default judgment. On September 12, 2014, the Partnership signed a purchase agreement with Sundance, Inc., for the sale of the property at a sale price of $555,000. The Partnership completed the sale of the property on December 22, 2014 with net proceeds of approximately $490,000 paid to the Partnership.

On September 30, 2015, the tenant filed for Chapter 13 bankruptcy protection and as a result, the Partnership abandoned the legal proceedings against the former tenant.

Applebee’s - Columbus, OH Property

On October 23, 2014, the tenant, RMH Franchise Corporation, and the Partnership, agreed to the two year extension of Applebee’s lease via option exercise, even though the notice given to the landlord by the tenant was not within the terms of the lease agreement. Applebee’s lease now expires October 31, 2016 and the rent increased by 2% each year, effective November 1, 2014 and 2015.

Formerly Owned Panda Buffet Restaurant- Grand Forks, ND Property

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The original terms of the Buyers Note included a term of three years, an interest rate of 7.25%, and provided for principal and interest payments to be paid monthly, with principal amortized over a period of ten years beginning December 1, 2009, and a balloon payment due on November 1, 2012. There is no penalty for early payment of principal of the Buyers Note. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $700 beginning January 1, 2012 and increased to $925 beginning January 1, 2013).

Effective November 1, 2012, the Buyers Note was amended, with its principal amount being $200,000 after a principal payment of $32,777, to have the following terms: the principal balance to be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014.

Effective November 1, 2014, the Partnership agreed to another two year extension of the Buyers Note as follows: Buyer made a principal payment of $13,396 which reduced the principal balance to $120,000, with the principal being amortized over two years with a monthly payment of approximately $5,386 per month. The Buyers Note is scheduled to mature on November 1, 2016. The property tax escrow cash balance held by the Partnership amounted to $3,931 as December 31, 2015, after the $9,700 payment of the 2014 property taxes in December 2015 and is included in the property tax payable in the condensed balance sheets.

The Buyer’s Note amortization schedule provides that the monthly payments are approximately $5,386. The amortized principal payments yet to be received under the Buyer’s Note amounted to $57,157 as of December 31, 2015. During the year ended December 31, 2015, twelve payments were received by the Partnership which totaled $58,182 in principal and $6,454 in interest.

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the former Des Moines, IA property, previously operated as Daytona’s), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. In a property vacancy the Partnership pays for insurance and maintenance related to the vacant property.

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

Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 17, 2016, there were 1,452 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2015 and 2014, $1,390,000 and $857,000, respectively, were distributed in the aggregate to the limited partners. The General Partner received aggregate distributions of $3,097 and $3,589 in 2015 and 2014, respectively.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership are reserved for issuance.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in future periods;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary identify new tenants;

●	our future capital expenditures;

●	our ability to hire and retain key employees and consultants; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements may ultimately differ materially from the actual results. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, our inability to realize value for limited partners upon disposition of the Partnership’s assets, such other factors as discussed in reports we file with the SEC.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on the General Partner’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Partnership believes that its most significant accounting policies pertain to:

Depreciation methods and lives-Depreciation of the properties is provided on a straight-line basis over the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance. As a result, depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition-Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease when collectability is assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease.

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

Investment Properties

As of December 31, 2015, the Partnership owned eleven properties (as defined above, the “Properties”) each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease (see Item 2 above). The eleven current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2015 or 2014.

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

Further Information

A summary of significant developments as of December 31, 2015, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2015 and 2014 were $774,077 and $903,463, respectively. Net income per Interest for the fiscal years ended December 31, 2015 and 2014 were $16.56 and $19.33, respectively.

In 2014, the Partnership has had income from the sale of a property. This sale was the main reason for the fluctuation in total net income year over year. The gain on sale in 2014 was $227,943 related to the property in Des Moines, IA the Partnership previously owned.

Net income for the fiscal years ended December 31, 2015 and 2014 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income from continuing operations for the fiscal years ended December 31, 2015 and 2014 were $774,144 and $695,052, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2015 as compared to fiscal year ended December 31, 2014:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2015 and 2014 was $1.521 million and $1.469 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, percentage rents obligations related to operating tenants who had reached their sales breakpoint, and included adjustments for straight-line rent. The slight increase in 2015 compared to 2014 is due to the continued increase in reported sales for tenants who had reached their sales breakpoint stipulated in their respective leases.

Management expects total base operating rental income to be approximately $960,000 for the year 2016 based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in 2015 and 2014 were $549,289 and $500,746, respectively. Management expects 2016 percentage rents to be slightly lower than 2015 due to the uncertainty of the renewal of the expiring Wendy’s lease in November 2016.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2015 and 2014 was approximately $6,000. Insurance expense was comprised of general liability insurance. Each tenant is responsible for insurance protection and the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For 2016, management expects operating insurance expense to again be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2016/2017 insurance year, which is expected to be paid in the fourth quarter of 2016.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2015 and 2014 were $67,380 and $95,785, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total 2014 operating general and administrative expenses were higher than 2015 expenses, primarily due to increased 2013 state and local income tax expenses as a result of the condemnation sale that were paid in 2014. In 2014 the Partnership paid $54,424 in state and local taxes versus $24,193 paid in 2015. Management expects the total 2016 operating general and administrative expenses to be about the same as 2015 expenses.

Professional services: Professional services expenses for the fiscal years ended December 31, 2015 and 2014 were $244,738 and $251,521, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the 2015 Consent solicitation and related SEC filings, and additional electronic state income tax filings in 2015, somewhat offset by lower legal fees. Management anticipates that total 2016 professional services expenses will be lower than 2015 as a result of lower fees expected to be incurred for the preparation and filing of SEC reports as a result of a change in vendors in late 2015.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2015 and 2014 was $6,454 and $10,599, respectively. The interest income was comprised of interest associated with the Buyer’s Note from the Grand Forks, ND property sale in November of 2009. Management expects note receivable interest income to be approximately $2,093 in 2016. See Item 2, Properties, for further information.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2015 and 2014, the Partnership recognized (loss) income from discontinued operations of $(67) and $208,411, respectively. The 2015 and 2014 (loss) income from discontinued operations was attributable to the sale of the vacant Des Moines, IA property. See the components of discontinued operations included in the statements of income for the years ended December 31, 2015 and 2014 in Note 3 Investment Properties and Properties Held for Sale.

Management anticipates that there will be no discontinued operations expenditures in 2016, since no additional properties are expected to be classified as property held for sale.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2015 and 2014 were $877,175 and $791,837, respectively.

General administrative expenses decreased from 2014 due to the increased state income taxes due as a result of the Mt. Pleasant, SC condemned land sale in 2013. The Partnership also established a $25,483 allowance for doubtful accounts in 2014, due to the judgment against the former Daytona’s tenant. 2014 legal fees were also higher than 2015 due to the tenant default.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the Limited Partners.

Cash flows from investing activities for the fiscal years ended December 31, 2015 and 2014 were $58,182 and $528,964, respectively. The 2015 amount was comprised of note receivable principals payments entirely, while the 2014 amount was comprised of $489,558 in net proceeds from the sale of the Des Moines, IA property and $48,152 in note receivable principal payments from the promissory note, offset by a leasing commission payment relating to the Applebee’s lease extension.

During 2015, principal payments to be received by the Partnership under the Buyer’s Note amortization schedule total $57,157. The Partnership anticipates paying about $9,000 in leasing commissions in 2016 related to the Applebee’s option exercise anticipated in the third quarter of 2016.

For the fiscal year ended December 31, 2015, cash flows used in financing activities were $1,393,097 and consisted of aggregate limited partner distributions of $1,390,000 (including $58,182 in promissory note principal payments received), and General Partner distributions of $3,097. For the fiscal year ended December 31, 2014, cash flows used in financing activities were $860,589 and consisted of aggregate limited partner distributions of $857,000 million (including $48,152 in promissory note principal payments received), and General Partner distributions of $3,589. Both limited partner and General Partner distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership. Management anticipates that aggregate limited partner distributions could be approximately $950,000 during 2016.

Liquidity and Capital Resources

The Partnership’s cash balance was $246,791 at December 31, 2015. Cash of $120,000, which includes $16,159 from the receipt of principal and interest due under a promissory note held by the Partnership was used to fund the fourth quarter of 2015 aggregate distribution paid to limited partners in February of 2016. Cash of approximately $13,000 is anticipated to be used in 2016 for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds historically have been, and are expected to continue to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future fund liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other similarly situated properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and impending or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the general partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2015 and 2014, the Properties were leased 100%. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2015 and 2014, which we believe is a good indication of overall tenant quality and stability. There are two leases due to expire within 2016. The lease for the Wendy’s located at the Martinez, GA Property expires in November 2016 and there are no options remaining on that lease. On February 16, 2016, Management received notice from tenant that the lease will not be renewed. The Applebee’s lease expires at the end of October 2016 and management expects the tenant to exercise a two year option to extend the lease through October 2018. See Item 2, Investment Properties for further information regarding Properties with significant developments.

Nine of the eleven Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2015 operating base rents included in operating rental income of the Partnership. As of December 31, 2015, additional 2015 percentage rents totaled $546,453, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2015, the Partnership generated approximately 86% of its total operating revenues from the nine properties. During 2014, additional 2014 percentage rents totaled $500,746, all of which were unbilled and were accrued in relation to the Wendy’s properties. Therefore, during 2014, the Partnership generated approximately 85% of its total operating revenues from those nine Properties. The 2014 percentage rents were both billed and fully collected as of December 31, 2015.

The Partnership’s return on its investment historically has been, and is expected to continue to be, derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment historically is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of the Properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the franchise concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Properties involve restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. Economic volatility, either locally or nationally, may affect a lessee’s operational activity and its ability to meet lease obligations. Based on past experience, it can be reasonably anticipated that some lessees will default on future lease payments to the Partnership, which will result in the loss of expected lease income for the Partnership. The General Partner will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership’s assets and future rental income potential by trying to re-lease any properties with rental defaults. External events, which could impact the Partnership’s liquidity, include the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the lessees; and failure or withdrawal of any of the national franchises operated by the Partnership’s tenants. Each of these events, alone or in combination, would affect the liquidity level of the lessees resulting in possible default by a tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult.

On-going economic volatility has contributed to a continuing difficult credit environment for certain borrowers. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no mortgage debt. The General Partner believes that the Partnership’s liquid assets have been deposited with creditworthy financial institutions. However, the economic environment and any lack of available credit could delay or inhibit the General Partner’s ability to dispose of any of the Properties, or cause management to feel compelled to dispose of Properties for a lower than anticipated return. As a result, the General Partner continues to maintain an objective to preserve capital and sustain property values while from time to time disposing of certain of the Properties as appropriate.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disposition Policies

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will not be met. In deciding whether to sell a Property, management considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a property, and there is no obligation to sell any of the properties at any particular time, except upon Partnership termination on November 30, 2020 or if limited partners holding a majority of the limited partnership units vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 36% of operating rental income for the fiscal year ended December 31, 2015, and 33% of operating rental income for the fiscal years ended December 31, 2014. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

To The Partners

Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheet of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2015 and 2014, and the related statements of income, partners’ capital, and cash flows for the years then ended. Our audit also included the financial statement schedule of Divall Insured Income Properties 2 Limited Partnership listed in Item 15(a)(2). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 2015 and 2014 and the results of their operations, and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

RBSM, LLP
Leawood, Kansas
March 25, 2016

Las Vegas, NV Kansas City, MO Houston, TX New York, NY Washington DC

Mumbai, India Athens, Greece San Francisco, CA Beijing, China

Member ANTEA INTERNATIONAL with offices worldwide

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2015 and 2014

ASSETS

	December 31, 2015	December 31, 2014

INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,802,913)	(3,667,557)

Net investment properties	$3,459,851	$3,595,207

OTHER ASSETS:

Cash	$246,791	$704,531
Cash held in Indemnification Trust (Note 9)	453,171	452,912
Property tax cash escrow	3,931	2,530
Security deposits escrow	70,617	70,795
Rents and other receivables	549,289	500,746
Deferred tenant award proceeds escrow	126,523	150,657
Prepaid insurance	4,885	7,597
Deferred charges, net	133,014	160,074
Note receivable (Note 10)	57,157	115,339
Total other assets	$1,645,378	$2,165,181

Total assets	$5,105,229	$5,760,388

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2015 and 2014

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2015	December 31, 2014
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,353	$27,108
Property tax payable	3,006	1,605
Due to General Partner (Note 6)	1,416	3,254
Deferred rent	128,024	149,971
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$221,239	$257,378

CONTINGENCIES AND COMMITMENTS (Notes 8 and 9)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	$350,928	$343,188
Cumulative cash distributions	(145,692)	(142,595)
	$205,236	$200,593
Limited Partners (46,280.3 interests outstanding at December 31, 2015 and December 31, 2014)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,107,783	40,341,446
Cumulative cash distributions	(74,947,268)	(73,557,268)
	$5,518,983	$6,142,646
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,883,990	$5,503,010

Total liabilities and partners’ capital	$5,105,229	$5,760,388

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2015 and 2014

	2015	2014

OPERATING REVENUES:
Rental income (Note 5)	$1,520,590	$1,469,208
TOTAL OPERATING REVENUES	$1,520,590	$1,469,208
EXPENSES:
Partnership management fees (Note 6)	266,266	262,086
Insurance	5,862	5,969
General and administrative	67,380	95,785
Advisory Board fees and expenses	10,500	10,500
Professional services	244,738	251,521
Depreciation	135,356	135,356
Amortization	27,060	26,918
TOTAL OPERATING EXPENSES	757,162	788,135
OTHER INCOME
Other interest income	4,202	3,380
Note receivable interest income (Note 10)	6,454	10,599
Other income	60	0
TOTAL OTHER INCOME	10,716	13,979
INCOME FROM CONTINUING OPERATIONS	774,144	695,052
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 3)	(67)	208,411

NET INCOME	$774,077	$903,463
NET INCOME- GENERAL PARTNER	$7,740	$9,035
NET INCOME- LIMITED PARTNERS	766,337	894,428
	$774,077	$903,463
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$16.56	$14.87
INCOME FROM DISCONTINUED OPERATIONS	$(0.00)	$4.46
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$16.56	$19.33

The accompanying notes are an integral part of these financial statement.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2015, 2014 and 2013

	General Partner			Limited Partners
			Capital
			Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net	Cash		Offering	Net	Cash			Partners’
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2013	$334,153	$(139,006)	$195,147	$39,358,468	$39,447,019	$(72,700,268)	$(840,229)	$5,264,990	$5,460,137

Cash Distributions ($18.52 per limited partnership interest)		(3,589)	(3,589)	0		(857,000)		(857,000)	(860,589)
Net Income	9,035		9,035		894,427			894,427	903,462
BALANCE AT DECEMBER 31, 2014	$343,188	$(142,595)	$200,593	$39,358,468	$40,341,446	$(73,557,268)	$(840,229)	$5,302,417	$5,503,010

Cash Distributions ($30.03 per limited partnership interest)		(3,097)	(3,097)	0		(1,390,000)		(1,390,000)	(1,393,097)
Net Income	7,740		7,740		766,337			766,337	774,077
BALANCE AT DECEMBER 31, 2015	$350,928	$(145,692)	$205,236	$39,358,468	$41,107,783	$(74,947,268)	$(840,229)	$4,678,754	$4,883,990

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$774,077	$903,463
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	162,416	170,668
Net gain on sale of asset	0	(227,943)
Interest applied to Indemnification Trust account	(259)	(267)
Increase in rents and other receivables	(48,543)	(30,925)
Decrease (Increase) in security deposit escrow	179	(31)
(Increase) Decrease in property tax cash escrow	(1,400)	23,167
Decrease (Increase) in prepaid insurance	2,712	(2,605)
Decrease in deferred rent receivable	0	2,250
Decrease in accounts payable and accrued expenses	(13,755)	(23,871)
Increase (Decrease) in property tax payable	1,400	(24,096)
Decrease in deferred award escrow	2,186	0
(Decrease) Increase in due to General Partner	(1,838)	2,027
Payment of leasing commissions	0	(8,746)
Net cash from operating activities	877,175	783,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment properties	0	489,558
Note receivable, principal payment received	58,182	48,152
Net cash from investing activities	58,182	537,710

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,390,000)	(857,000)
Cash distributions to General Partner	(3,097)	(3,589)

Net cash used in financing activities	(1,393,097)	(860,589)

NET INCREASE (DECREASE) IN CASH	(457,740)	460,212
CASH AT BEGINNING OF YEAR	704,531	244,319
CASH AT END OF YEAR	$246,791	$704,531

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests closed on February 22, 1990, with 46,280.3 limited partnership interests having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2015, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the eight odd numbered years from 2001- 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership(each a “Consent”). Limited partners owning a majority of the Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2015 and 2014 there were $0 and $25,483 values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2015 and 2014, accumulated amortization amounted to $158,524 and $131,464, respectively. Fully amortized deferred charges of $83,292, including related accumulated amortization, were removed from the condensed balance sheets as of December 31, 2014.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2015, nine of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 56%, 15% and 8%, respectively, of the Partnership’s total 2015 operating base rents reflected for the fiscal year ended December 31, 2015.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2015 and 2014.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2015 and 2014. See Note 12 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2015 the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2015 financial statements by approximately $6,793,379.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2015	2014
	(Unaudited)	(Unaudited)
Net income, per statements of income	$774,077	$903,463
Book to tax depreciation difference	(42,718)	(56,003)
Tax over (under) Book gain from asset disposition	0	(32,548)
Straight line rent adjustment	0	2,250
Penalties	0	0
Prepaid rent	(21,947)	(21,947)
Bad Debts	(25,483)	25,483
Other expense/deduction items with differences	0	(3,836)
Net income for tax reporting purposes	$683,929	$816,862

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2012.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through December 31, 2015, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through December 31, 2015, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The General Partner continues to pursue recoveries of the misappropriated funds; however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of December 31, 2015, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the Properties :nine separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The eleven Properties are located in a total of four states.

A summary of significant developments as of December 31, 2015, by property, for properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2015 and 2014, the Partnership recognized (loss) income from discontinued operations of ($67) and $208,411, respectively. The 2015 and 2014 (loss) income from discontinued operations was attributable to the sale of the vacant Des Moines, IA property in 2014.

The components of discontinued operations included in the statements of income for the years ended December 31, 2015 and 2014 are outlined below:

	December 31, 2015	December 31, 2014
Revenues
Rental Income	$0	$27,750
Other Income	0	0
Total Revenues	$0	$27,750

Expenses
Insurance	0	328
Bad Debt Expense	0	25,482
Professional services	0	0
Property tax expense	0	12,770
Maintenance expense	0	306
Property impairment write-up	0	0
Depreciation	0	7,653
Amortization	0	743
Other expenses	67	0
Total Expenses (Income)	$67	$47,282

Net (Loss) Income from Rental Operations	$(67)	$(19,532)
Net Gain on Sale of Properties	0	227,943
Net Income from Discontinued Operations	$(67)	$208,411

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

The provisions regarding distribution of Net Proceeds, as defined, provide that Net Proceeds are to be distributed as follows: (a) to the limited partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the limited partners, an amount necessary to provide each limited partner a liquidation preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to it attributable to such year; and (c) then, to limited partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

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

As of December 31, 2015, the aggregate minimum operating lease payments to be received under the current operating leases for the Partnership’s Properties are as follows:

Year ending December 31,

2016	914,607
2017	720,433
2018	690,433
2019	660,433
2020	660,433
Thereafter	947,983
$4,594,322

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2015, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2015, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.62% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2015, the minimum monthly Base Fee paid by the Partnership was raised to $22,248 and the maximum monthly Expense reimbursement was increased to $1,795.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. To date, TPG has received fees from the Partnership totaling $59,729. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2015 and 2014, are as follows:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2015	December 31, 2014
General Partner
Management fees	$266,266	$262,086
Overhead allowance	21,482	21,142
Outsourced XBRL Fees	1,088	2,513
Leasing commissions	0	8,746
Reimbursement for out-of-pocket expenses	2,500	4,123
Cash distribution	3,097	3,589
	$294,433	$302,199

At December 31, 2015 and 2014, $1,416 and $3,254, respectively, were the distributions payable to the General Partner.

As of December 31, 2015, TPG Finance Corp. owned 200 Interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2015, Advisory Board Member, Jesse Small, owns beneficially greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2015 and 2014, there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original three original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (See Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2015, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $203,171 of earnings has been credited to the Trust as of December 31, 2015. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Panda Buffet restaurant property (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The original terms of the Buyers Note included a term of three years, an interest rate of 7.25%, and provided for principal and interest payments to be paid monthly, with principal amortized over a period of ten years beginning December 1, 2009, and a balloon payment due on November 1, 2012. There is no penalty for early payment of principal of the Buyers Note. The Buyers Note also required the buyer to escrow property taxes with the Partnership beginning January of 2010 at $1,050 per month (lowered to $700 beginning January 1, 2012 and increased to $925 beginning January 1, 2013).

Effective November 1, 2012, the Buyers Note was amended, with its principal amount being $200,000 after a principal payment of $32,777, to have the following terms: the principal balance to be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment of $133,396 due November 1, 2014.

Effective November 1, 2014, the Partnership agreed to another two year extension of the Buyers Note as follows: Buyer made a principal payment of $13,396 which reduced the principal balance to $120,000, with the principal being amortized over two years with a monthly payment of approximately $5,386 per month. The Buyers Note is scheduled to mature on November 1, 2016. The property tax escrow cash balance held by the Partnership amounted to $3,931 as December 31, 2015, after the $9,700 payment of the 2014 property taxes in December 2015 and is included in the property tax payable in the condensed balance sheets.

The Buyer’s Note amortization schedule provides that the monthly payments are approximately $5,386. The amortized principal payments yet to be received under the Buyer’s Note amounted to $57,157 as of December 31, 2015. During the year ended December 31, 2015, twelve payments were received by the Partnership which totaled $58,182 in principal and $6,454 in interest.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2015 and 2014, there were no such transfers.

12. SUBSEQUENT EVENTS

On February 16, 2016, the Partnership made a distribution to the Limited Partners of $120,000 in the aggregate, which amounted to $2.59 per limited partnership interest.

On February 16, 2016, the Partnership received a Notice of Lease Surrender in connection with the lease of the Martinez, GA property. The tenant will not be renewing the lease when it expires on November 6, 2016. The tenant will cease doing business and vacate the premises prior to that date.

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

Item 9A. Control and Procedures

Controls and Procedures

As of December 31, 2015, the Partnership’s management, including the persons performing the functions of principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2015, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s controls over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

The Partnership’s management does not expect that the disclosure controls and procedures or the internal controls will prevent all error and misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership itself does not have any employees, executive officers or directors and, therefore, has no board committees.

The General Partner of the Partnership is TPG. TPG’s principal office at 1100 Main Street, Suite 1830, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement as amended (as defined above “PMA”), which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officer and director of the General Partner who controls the affairs of the Partnership is:

Bruce A. Provo, Age 65 - President, Founder and Director, TPG.

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

As of December 31, 2015, Jesse Small was a beneficial owner of more than 10% of the outstanding Partnership Interests. Four Forms 4, which in total reported eight transactions effected during 2015 were filed late by Mr. Small in 2015.

Item 11. Executive Compensation

The Partnership has not paid any executive compensation to the General Partner or to the directors and officers of the General Partner. The person that performs the role of principal financial officer of the Partnership is a consultant to the General Partner and receives fees from the General Partner (but not directly from the Partnership) pursuant to that relationship. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, as amended. The General Partner received management fees and expense reimbursements during the year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 17, 2016. Based on information known to the Partnership and filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests		Percentage of
Title of	Name and Address of	Beneficially		Interests
Class	Beneficial Owner	Owned		Outstanding(1)

Limited Partnership Interest	Jesse Small (3)	7,268.54	(2)	15.71%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	2,874.13	(4)	6.21%
	7000 N 16th St Suite 120 #503
	Phoenix, AZ 85020

(1)	Based on 46,280.3 Limited Partnership Interests outstanding as of March 17, 2016.

(2)	Based on Form 4s filed with the SEC in February of 2016.

(3)	Jesse Small may be deemed to beneficially own such voting and investment power over the Interests listed in the table above.

(4)	Includes 1,743.60 units Mr. Gaines has a direct ownership in through a trust, and also includes 1,130.53 units which Mr. Gaines has an indirect ownership interest in and which he may be deemed to beneficially own under SEC Rule 13d-3.

(b) As of December 31, 2015, the General Partner did not own any Interests. Below is the beneficial ownership of the person that preforms the functions of the principal executive of the General Partner.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Interests Outstanding(4)
Limited Partnership Interest	Bruce A. Provo	200	(2)(3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s Limited Partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Bruce A. Provo may be deemed to beneficially own with the Interests listed above due to such voting and investment power.

(4)	Based on 46,280.3 Interests outstanding as of December 31, 2015.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2015, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.62% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2015, the minimum monthly Base Fee paid by the Partnership was raised to $22,248 and the maximum monthly Expense reimbursement was raised to $1,795.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2016. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG will be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG was granted the right to establish an Indemnification Trust in an original amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted property of the Partnership. The corpus of the Trust has been fully funded with Partnership assets.

Advisory Board Member Independence

Although not “directors” or “officers” of the Partnership, the Partnership does evaluate whether the members of the Advisory Board are “independent” by evaluating whether each member has any relationships or has engaged in any transactions that, in the opinion of the General Partner, would interfere with any Advisory Board member’s exercise of independent judgment with respect to matters concerning the Partnership. As a part of this evaluation the General Partner considers, among other things, transactions and relationships between any member of the Advisory Board or any member of his family and the Partnership. The General Partner believes that each of Messrs. Arnold, Small and Kramer are “independent”.

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2015 and 2014:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2015	December 31, 2014
Management fees	$266,266	$262,086
Overhead allowance	21,482	21,142
Outsourced XBRL Fees	1,088	2,513
Leasing commissions	0	8,746
Direct Cost Reimbursement	2,500	4,123
Cash Distributions	3,097	3,589
	$294,433	$302,199

Item 14. Principal Accountant Firm Fees and Services

Through December 2, 2014 McGladrey LLP (“McGladrey”) served as the Partnership’s independent registered public accountants. Fees charged to the Partnership by McGladrey during 2014 are set forth below. RBSM, LLP now serves as the Partnership’s independent registered public accountants.

Audit Fees

Aggregate billings during the year 2015, for audit and interim review services provided by the Partnership’s principal accounting firm, RBSM, LLP to the Partnership, amounted to $47,400. Aggregate billings during the years 2015 and 2014 for audit and interim review services provided by the Partnership’s former principal accounting firm, McGladrey to the Partnership, amounted to $1,500 and $44,900, respectively.

Audit-Related Fees

For the years ended December 31, 2015 and 2014, neither McGladrey nor RBSM, LLP performed any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during 2015 and 2014 were $27,150 and $28,500, respectively, provided by McGladrey.

All Other Fees

For the years ended December 31, 2015 and 2014, neither McGladrey nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Balance Sheets, December 31, 2015 and 2014

Statements of Income for the Years Ended December 31, 2015 and 2014

Statements of Partners’ Capital for the Years Ended December 31, 2015, 2014, and 2013

Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2015

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Release dated as of July 19, 2013, filed as Exhibit 99.1 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

10.2	Amendment to Lease dated as of July 19, 2013, filed as Exhibit 99.2 to the Current Report on Form 8-K, filed July 24, 2013, and incorporated herein by reference.

16.1	Letter from McGladrey, LLP to the U.S. Securities and Exchange Commission dated December 5, 2014, filed as Exhibit 16.1 to the Current Report on Form 8-K filed December 5, 2014, and incorporated herein by reference.

16.2	Letter from L.L. Bradford & Company, LLC to the U.S. Securities and Exchange Commission dated February 5, 2015, filed as Exhibit 16.1 to the Current Report on Form 8-K/A filed February 6, 2015, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 27, 2015 and December 28, 2014 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 27, 2015 and December 28, 2014 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 27, 2015 and December 28, 2014 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Statements of Income for the years ended December 31, 2015 and 2014, (iii) Statement of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

				Gross Amount at which							Life on which
		Initial Cost to Partnership		Carried at End of Year							Depreciation
				Costs							in latest
				Capitalized							statement of
				Subsequent							operations
			Building and	to		Building and		Accumulated	Date of	Date	is computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Santa Fe, NM	-	-	451,230	-	-	451,230	451,230	389,585	-	10/10/1988	31.5
Augusta, GA (1)	-	215,416	434,178	-	213,226	434,177	647,403	375,907	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	279,790	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	322,598	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	342,331	-	2/21/1989	31.5
Mt. Pleasant, SC	-	286,060	294,878	-	252,069	294,878	546,947	254,490	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	219,642	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	392,878	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	340,618	-	12/29/1989	31.5
Martinez, GA	-	266,175	367,575	-	266,175	367,575	633,750	305,897	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,140	1,059,465	579,177	-	6/1/1990	31.5
	$0	$2,830,303	$4,468,644	$0	$2,794,122	$4,468,642	$7,262,764	$3,802,913

(1) In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment Properties	December 31, 2015	December 31, 2014	Accumulated Depreciation	December 31, 2015	December 31, 2014
Balance at beginning of year	$7,262,765	$7,984,817	Balance at beginning of year	$3,667,557	$3,984,986

Additions:			Additions charged to costs and expenses	135,356	143,008

Deletions:
Vacant- Des Moines, IA property sold (4)	0	(722,052)	Vacant- Des Moines, IA property sold (4)	0	(460,437)

Balance at end of year	$7,262,765	$7,262,765	Balance at end of year	$3,802,913	$3,667,557

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

Dated: March 25, 2016

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

Date: March 25, 2016

