Form 10-Q
period 2016-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2016-05-12
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2016 and December 31, 2015
(unaudited)

ASSETS

	March 31, 2016	December 31, 2015

INVESTMENT PROPERTIES: (Note 3)
Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,836,752)	(3,802,913)

Net investment properties	$3,426,012	$3,459,851

OTHER ASSETS:

Cash	$786,322	$246,791
Cash held in Indemnification Trust (Note 9)	453,687	453,171
Property tax cash escrow	6,706	3,931
Security deposits escrow	70,749	70,617
Rents and other receivables	0	549,289
Deferred tenant award proceeds escrow	123,098	126,523
Prepaid insurance	3,419	4,885
Deferred charges, net	126,249	133,014
Note receivable (Note 10)	41,942	57,157
Total other assets	$1,612,172	$1,645,378

Total assets	$5,038,184	$5,105,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(unaudited)

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2016	December 31, 2015

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,100	$13,353
Property tax payable	5,781	3,006
Due to General Partner (Note 6)	1,536	1,416
Deferred rent	122,537	128,024
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$244,394	$221,239

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	$351,227	$350,928
Cumulative cash distributions	(145,812)	(145,692)
	$205,415	$205,236
Limited Partners (46,280.3 interests outstanding at March 31, 2016 and December 31, 2015)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,137,404	41,107,783
Cumulative cash distributions	(75,067,268)	(74,947,268)
	$5,428,604	$5,518,983
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,793,790	$4,883,990

Total liabilities and partners’ capital	$5,038,184	$5,105,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2016 and 2015

(unaudited)

	Three Months ended
	March 31, 2016	March 31, 2015

OPERATING REVENUES:
Rental income (Note 5)	$243,427	$242,705
TOTAL OPERATING REVENUES	243,427	242,705
OPERATING EXPENSES
Partnership management fees (Note 6)	66,771	66,034
Insurance	1,466	1,607
General and administrative	19,307	21,047
Advisory Board fees and expenses	2,625	2,625
Professional services	85,466	107,825
Depreciation	33,839	33,839
Amortization	6,765	6,765
TOTAL OPERATING EXPENSES	216,239	239,742
OTHER INCOME
Interest income	1,788	1,653
Note receivable interest income (Note 10)	944	2,005
Other income	0	0
TOTAL OTHER INCOME	2,732	3,658
NET INCOME	$29,920	$6,621
NET INCOME - GENERAL PARTNER	$299	$66
NET INCOME - LIMITED PARTNERS	29,621	6,555
	$29,920	$6,621
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$0.65	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2016 and 2015

(unaudited)

	Three Months ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,920	$6,621
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	40,604	40,604
Interest applied to Indemnification Trust account	(516)	(111)
Decrease in rents and other receivables	549,289	500,746
Increase in security deposit escrow	(132)	(131)
Increase in property tax cash escrow	(2,775)	(2,775)
Decrease in prepaid insurance	1,466	4,177
Increase in accounts payable and accrued expenses	25,747	59,162
Increase in property tax payable	2,775	2,775
Decrease in deferred award escrow	3,425	5,215
Increase (Decrease) in due to General Partner	120	(3,228)
Net cash from operating activities	649,923	613,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	15,215	14,154
Deferred rent	(5,487)	(5,487)
Net cash from investing activities	9,728	8,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(120,000)	(600,000)
Cash distributions to General Partner	(120)	(26)
Net cash used in financing activities	(120,120)	(600,026)

NET INCREASE IN CASH	539,531	21,696

CASH AT BEGINNING OF YEAR	246,791	704,531

CASH AT END OF PERIOD	$786,322	$726,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2015 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016.

These unaudited condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, for any other interim period, or for any other future year.

The condensed balance sheets as of December 31, 2015 contained herein have been derived from the audited financial statements as of December 31, 2015, but do not include all disclosures required by GAAP.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of March 31, 2016, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second or third quarters of the eight odd numbered years from 2001- 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2016, and December 31, 2015, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2016 and December 31, 2015, accumulated amortization amounted to $165,289 and $158,524, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of the Mt. Pleasant, SC property that will be paid to the tenant ratably over 99 months beginning August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2016, nine of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for the three tenants comprised approximately 56%, 15% and 8%, respectively, of the total operating base rents reflected as of March 31, 2016.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2016 and 2015.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2016 and the year ended December 31, 2015. See Note 11 for further disclosure.

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

Subsequent to discovery, and in response to the regulatory inquiries, The Provo Group (“TPG” or the “General Partner”) was appointed Permanent Manager (effective February 8, 1993) to assume responsibility for daily operations and assets of the three original partnerships as well as to develop and execute a plan of restoration for the three original partnerships. Effective May 26, 1993, the limited partners, by written consent of a majority of limited partnership interests, elected TPG as General Partner of the Partnership. TPG terminated the former general partners by accepting their tendered resignations.

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

As of March 31, 2016, the Partnership owned property leased to eleven operators of constructed fast-food restaurants. The eleven tenants are composed of, and operate, the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

Discontinued Operations

During the three month periods ended March 31, 2016 and 2015, the Partnership recognized no income or loss from discontinued operations.

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

As of March 31, 2016, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2016 collected revenues of $243,427) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2016	$914,607
2017	720,433
2018	690,433
2019	660,433
2020	660,433
Thereafter	947,983
$4,594,322

At March 31, 2016 and December 31, 2015, rents and other receivables included $0 and $549,289, respectively, of unbilled percentage rents. As of March 31, 2016, all of the 2015 percentage rents had been billed and collected.

6. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two year term as of January 1, 2015, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2016, the minimum annual Base Fee and the maximum Expense reimbursement increased by 0.12% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2016, the minimum annual Base Fee paid by the Partnership was raised to $267,300 and the maximum annual Expense reimbursement was increased to $21,564.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. Through the quarter ended March 31, 2016, in total the General Partner had received fees from the Partnership totaling $59,729 on the amounts recovered. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Month Period ended	Three Month Period ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
General Partner
Management fees	$66,771	$66,034
Overhead allowance	5,387	5,327
Other outsourced administrative fees	0	488
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution due to partner	120	26
	$74,778	$74,375

At March 31, 2016 and December 31, 2015, $1,536 and $1,416, respectively, was payable to the General Partner.

As of March 31, 2016 and December 31, 2015, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2016, the General Partner did not own any limited partnership interests in the Partnership. The following table identifies the beneficial ownership of Mr. Provo, the executive officer and director of the General Partner, with the General Partner controlling the affairs of the Partnership. Mr. Provo is the only person performing the functions of an executive officer of the Partnership that beneficially owns any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)
Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of March 31, 2016.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2016, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2016 and 2015 are as follows:

	Incurred for the Three Month Period ended March 31, 2016	Incurred for the Three Month Period ended March 31, 2015
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2016 and December 31, 2015 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original three original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income (See Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2016, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of or relating to TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $203,687 of earnings has been credited to the Trust as of March 31, 2016. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. NOTE RECEIVABLE:

A sales contract was executed on September 30, 2009 for the installment sale of the Partnership’s former property operated as a Panda Buffet restaurant (“Panda Buffet”) located in Grand Forks, ND to the owner tenant. The Partnership completed the sale of the Panda Buffet property on November 12, 2009 for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (the “Buyers Note”) to the Partnership. The Buyers Note originally had a term of three years, an interest rate of 7.25%, and principal and interest payments paid monthly. Principal was amortized over a period of ten years beginning December 1, 2009 with a balloon payment originally scheduled to be due on November 1, 2012. The Buyers Note also requires the buyer to escrow property taxes with the Partnership which, as of January 1, 2013, was $925 per month.

Effective November 1, 2012, the Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received on October 19, 2012 under the following extended terms: The principal balance was to be amortized over five years at an interest rate of 7.25% per annum with a full balloon payment due November 1, 2014.

Effective November 1, 2014, the Partnership agreed to another two year extension as follows: buyer made a principal payment of $13,396 which reduced the principal balance to $120,000 as of November 1, 2014, and the loan is scheduled to be paid off by October 31, 2016.

Per the Buyer’s Note amortization schedule, the monthly payments total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyer’s Note amounted to $41,942 as of March 31, 2016. During the three month period ended March 31, 2016, three note payments were received by the Partnership and totaled $15,215 in principal and $944 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended March 31, 2016 and 2015, there were no such transfers.

12. SUBSEQUENT EVENTS

We have evaluated material events and transactions that have occurred subsequent to March 31, 2016, and concluded that none have occurred that require adjustment to or disclosure in the unaudited condensed Financial Statements.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for Limited Partners upon disposition of the Partnership’s assets and such other factors as discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year end December 31, 2015.

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

Investment Properties

As of March 31, 2016, the Partnership owned the Properties which are leased and operated as eleven separate fast-food restaurants. In addition, one Property is located on a parcel of land that is subject to a ground lease. The eleven tenants operate the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership leases property to one restaurant which is located on a parcel of land where the Partnership holds a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, the operator of a KFC restaurant, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during the three month period ending March 31, 2016.

Net Income

Net income for the three month periods ended March 31, 2016 and 2015 were $29,920 and $6,621, respectively. Net income per limited partnership interest for the three month periods ended March 31, 2016 and 2015 were $0.65 and $0.14, respectively.

The increase is the result of lower professional fees paid in the first quarter of 2016 compared to the first quarter of 2015. In mid-2015, the Partnership began using a new service provider for the conversion and filing of reports the Partnership files with the SEC, which has resulted in lower costs and expenses to the Partnership.

Results of Operations

Income from continuing operations for the three month periods ended March 31, 2016 and 2015 was $29,920 and $6,621, respectively.

Three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015:

Operating Rental Income: Rental income for the three month periods ended March 31, 2016 and 2015 was $243,427 and $242,705, respectively. The rental income was comprised primarily of monthly lease obligations.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2016 and 2015 were $19,307 and $21,047, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended March 31, 2016 is due primarily to an increase in postage expense, but offset by lower outsourced XBRL fees and lower offsite storage costs.

Professional Services: Professional services expenses for the three month periods ended March 31, 2016 and 2015 were $85,466 and $107,825, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease is due primarily to cost savings attributable to decreased fees related to the conversion and filing of the Partnership’s SEC reports, in addition to lower audit and investor relations fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2016 and 2015 were $649,923 and $613,055, respectively. The variance in cash provided by operating activities from 2015 to 2016 is primarily due to the increased net income and increased percentage rents collected year over year, offset by lower accrued payables.

Cash flows provided from investing activities for the three month periods ended March 31, 2016 and 2015 were $9,728 and $8,667, respectively. These amounts were comprised of the receipt of note receivable principal payments from the Buyer’s Note in relation to the 2009 sale of the Panda Buffet property, and the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease. The amount for the 2016 period is higher because of the higher principal payments received from the Buyer’s Note.

For the three month period ended March 31, 2016, cash flows used in financing activities was $120,120 and consisted of aggregate Limited Partner distributions of $120,000, and General Partner distributions of $120. For the three month period ended March 31, 2015, cash flows used in financing activities was $600,026 and consisted of aggregate Limited Partner distributions of $600,000, which included $489,558 in net sale proceeds from the December 2014 sale of the vacant Des Moines, IA property, $18,057 in Buyer’s Note principal payments received in relation to the 2009 sale of the Panda Buffet property, and General Partner distributions of $26.

Liquidity and Capital Resources

The Partnership’s cash balance was $786,322 at March 31, 2016. Cash of $600,000, including $549,289 of 2015 percentage rents received, is anticipated to be used to fund the anticipated 2016 first quarter aggregate distribution to Limited Partners on May 16, 2016, and cash of approximately $38,179 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity historically have been, and are expected to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and sales of Properties will primarily provide the sources for future Partnership liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2016, the current eleven operating Properties were leased 100 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended March 31, 2016 and the fiscal year ended December 31, 2015, which we believe is a good indication of overall tenant quality and stability.

There are two leases set to expire in 2016. A lease for a Property operated as an Applebee’s restaurant expires October 31, 2016 and the Partnership anticipates that the tenant will exercise another of its remaining two year options. The lease for the Property located in Martinez, GA and operated as a Wendy’s restaurant expires on November 6, 2016. On February 16, 2016, the Partnership received a Notice of Lease Surrender in connection with that lease. The tenant will not be renewing the lease when it expires on November 6, 2016 and will cease doing business and vacate the premises prior to that date. The Partnership anticipates that it will be able to identify a new tenant for the Martinez, GA Property. However, if that Property sits vacant for longer than anticipated, or if the Applebee’s franchisee identified above does not renew its lease, the vacancy of one or more Properties even for short durations of time would likely impact the operating revenues and expenses of the Partnership, and, correspondingly diminished cash flow from operations would adversely affect distributions.

Nine of the Partnership’s eleven Properties operate as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2015 operating base rents. At December 31, 2015, additional 2015 percentage rents totaled $549,289, $546,453 of which were unbilled and accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during the fiscal year 2015, the Partnership generated approximately 86% of its total operating revenues from these nine Properties. Additionally, as of March 31, 2016, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

Since more than 75% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered material to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 27, 2015 and December 28, 2014. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2015 Annual Report on Form 10-K, filed with the SEC on March 25, 2016. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

Disposition Policies

The General Partner intends to hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, the General Partner considers factors such as potential capital appreciation or depreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination on November 30, 2020 or if Limited Partners holding a majority of the outstanding limited partnership interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

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

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	SOX 302 Certification

31.2	SOX 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 16, 2016, regarding the first quarter of 2016 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Statements of Income for the three month periods ended March 31, 2016 and 2015, (iii) Unaudited Condensed Statement of Cash Flows for the three month periods ended March 31, 2016 and 2015, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 12, 2016

