Form 10-Q
period 2016-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2016-11-10
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(unaudited)

ASSETS

	September 30, 2016	December 31, 2015

INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,468,642	4,468,642
Accumulated depreciation	(3,904,430)	(3,802,913)

Net investment properties	$3,358,334	$3,459,851

OTHER ASSETS:

Cash	$246,040	$246,791
Cash held in Indemnification Trust (Note 9)	454,692	453,171
Property tax cash escrow	12,256	3,931
Security deposits escrow	70,852	70,617
Rents and other receivables	322,481	549,289
Deferred tenant award proceeds escrow	112,445	126,523
Prepaid insurance	489	4,885
Deferred charges, net	121,818	133,014
Note receivable (Note 10)	10,676	57,157
Total other assets	$1,351,749	$1,645,378

Total assets	$4,710,083	$5,105,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(unaudited)

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2016	December 31, 2015

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,423	$13,353
Property tax payable	11,331	3,006
Due to General Partner (Note 6)	1,252	1,416
Deferred rent	111,564	128,024
Security deposits	70,440	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$217,010	$221,239

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	$355,336	$350,928
Cumulative cash distributions	(147,456)	(145,692)
	$207,880	$205,236
Limited Partners (46,280.3 interests outstanding at September 30, 2016 and December 31, 2015)
Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,544,222	41,107,783
Cumulative cash distributions	(75,777,268)	(74,947,268)
	$5,125,422	$5,518,983
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,493,073	$4,883,990

Total liabilities and partners’ capital	$4,710,083	$5,105,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine month Periods Ended September 30, 2016 and 2015

(unaudited)

	Three Months ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

OPERATING REVENUES:
Rental income (Note 5)	$476,460	$461,057	$1,052,761	$1,012,904
TOTAL OPERATING REVENUES	476,460	461,057	1,052,761	1,012,904
OPERATING EXPENSES
Partnership management fees (Note 6)	66,825	66,744	200,421	199,522
Insurance	1,465	1,465	4,396	4,396
General and administrative	14,956	15,249	47,750	54,789
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	38,697	50,340	235,267	213,170
Depreciation	33,839	33,839	101,517	101,517
Amortization	6,765	6,765	20,295	20,295
TOTAL OPERATING EXPENSES	165,172	177,027	617,521	601,564
OTHER INCOME
Interest income	1,240	845	3,611	3,545
Note receivable interest income (Note 10)	384	1,484	1,996	5,237
Other Income	0	60	0	60
TOTAL OTHER INCOME	1,624	2,389	5,607	8,842
INCOME FROM CONTINUING OPERATIONS	312,912	286,419	440,847	420,182
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (Notes 1 and 3)	0	0	0	(67)
NET INCOME	$312,912	$286,419	$440,847	$420,115
NET INCOME - GENERAL PARTNER	$3,129	$2,864	$4,408	$4,202
NET INCOME - LIMITED PARTNERS	309,783	283,555	436,439	415,913
	$312,912	$286,419	$440,847	$420,115
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$6.69	$6.13	$9.43	$8.99
INCOME FROM DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$(0.00)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.69	$6.13	$9.43	$8.99

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine month Periods Ended September 30, 2016 and 2015

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$440,847	$420,115
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	121,812	121,812
Interest applied to Indemnification Trust account	(1,521)	(259)
Decrease in rents and other receivables	226,808	215,958
Increase in property tax cash escrow	(8,325)	(8,325)
(Increase) decrease in security deposit escrow	(235)	311
Decrease in prepaid insurance	4,396	7,109
Increase (decrease) in accounts payable and accrued expenses	4,070	(11,055)
Increase in property tax payable	8,325	8,325
Decrease in deferred award escrow	14,078	17,063
Decrease in prepaid rent	0	(5,000)
(Increase) in deferred charges	(9,099)	0
Decrease in due to General Partner	(164)	(2,108)
Net cash from operating activities	800,992	763,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	46,481	43,240
Deferred rent	(16,460)	(16,460)
Net cash from investing activities	30,021	26,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(830,000)	(1,270,000)
Cash distributions to General Partner	(1,764)	(1,681)
Net cash used in financing activities	(831,764)	(1,271,681)

NET (DECREASE) IN CASH	(751)	(480,955)

CASH AT BEGINNING OF YEAR	246,791	704,531
CASH AT END OF PERIOD	$246,040	$223,576

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, for any other interim period, or for any other future year.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but does not include all disclosures required by GAAP.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains primarily under long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2016, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership will be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the approval by limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected previously by a majority of the limited partners. During the second or third quarters of the eight odd numbered years from 2001- 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding limited partnership interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2016, and December 31, 2015, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2016 and December 31, 2015, accumulated amortization amounted to $178,819 and $158,524, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of a portion of the Mt. Pleasant, South Carolina Property that began being paid to the tenant ratably over 99 months starting August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2016, nine of the eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for these three tenants comprised approximately 56%, 15% and 8%, respectively, of the Partnership’s total operating base rents reflected as of September 30, 2016.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or nine month periods ended September 30, 2016 and 2015.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three and nine month periods ended September 30, 2016 and the year ended December 31, 2015. See Note 11 for further disclosure.

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

In 1993, the General Partner estimated an aggregate recovery of $3 million for the three original partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the three original partnerships based on their pro rata share of the total misappropriation, and restoration costs and recoveries have been allocated based on the same percentage. Through September 30, 2016, approximately $5,918,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, from January 1, 1996 through September 30, 2016, the Partnership has recognized a total of approximately $1,229,000 as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. No further significant recoveries of the previously misappropriated funds are anticipated.

3. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of September 30, 2016, the Properties were leased to the operators of eleven fully constructed fast-food restaurants. The tenants are comprised of, and operate, the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

Discontinued Operations

During the three month periods ended September 30, 2016 and 2015, the Partnership recognized no income or loss from discontinued operations. During the nine month periods ended September 30, 2016 and 2015, the Partnership recognized loss from discontinued operations of $0 and $(67), respectively. The loss is the result of costs to maintain the then vacant Des Moines, Iowa property while it was held for sale after the tenant vacated. These costs include utilities, property insurance and real estate taxes.

The components of discontinued operations included in the condensed statement of income (loss) for the three and nine month periods ended September 30, 2016 and 2015 are outlined below:

	Three Month	Three Month	Nine month	Nine month
	Period ended	Period ended	Period ended	Period ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Statements of Income (Loss):
Revenues:
Rental income	$0	$0	$0	$0
Total Revenues	$0	$0	$0	$0
Expenses:
Other property expenses	0	0	0	67
Total Expenses	$0	$0	$0	$67
Net Income (Loss) from Discontinued Operations	$0	$0	$0	$(67)

4. PARTNERSHIP AGREEMENT:

The Amended Agreement of Limited Partnership (the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The amendment to the Partnership Agreement adopted in 2009 also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his, her or its Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of September 30, 2016, the aggregate minimum operating lease payments (including the aggregate total of the first three quarters of 2016 collected revenues of $730,280) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2016	$939,632
2017	871,084
2018	818,061
2019	660,433
2020	660,433
Thereafter	947,983
$4,897,626

At September 30, 2016 and December 31, 2015, rents and other receivables included $322,481 and $549,289, respectively, of unbilled percentage rents. As of September 30, 2016, all of the 2015 percentage rents had been billed and collected.

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

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. Through the quarter ended September 30, 2016, in total the General Partner had received fees from the Partnership totaling $59,729 on the amounts recovered. The fee received from the Partnership on the amounts recovered reduces the minimum monthly Base Fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Month	Three Month	Nine month	Nine month
	Period ended	Period ended	Period ended	Period ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General Partner

Management fees	$66,825	$66,744	$200,421	$199,522
Overhead allowance	5,391	5,385	16,169	16,097
Other outsourced administrative fees	0	0	0	1,088
Reimbursement for out-of-pocket expenses	0	0	2,500	2,500
Sales and Leasing Commissions	9,099	0	9,099	0
Cash distribution due to partner	1,252	1,146	1,764	1,681
	$82,567	$73,575	$229,953	$220,888

At September 30, 2016 and December 31, 2015, $1,252 and $1,416, respectively, was payable to the General Partner.

As of September 30, 2016 and December 31, 2015, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of September 30, 2016, the General Partner did not own any limited partnership interests in the Partnership. The following table identifies the beneficial ownership of Mr. Provo, who, controls the General Partner, and performs the functions of the Partnership’s principal executive officer. Mr. Provo is the only person performing the function of an executive officer of the Partnership that beneficially owns any limited partnership interests.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)
Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of September 30, 2016.

7. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2016, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Month Period ended September 30, 2016	Three Month Period ended September 30, 2015	Nine month Period ended September 30, 2016	Nine month Period ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2016 and December 31, 2015 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

8. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original partnerships’ properties (See Note 2 for further information as to the original three original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships, whereby the three original partnerships recorded the recoveries as income (See Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2016, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

9. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $204,692 of earnings has been credited to the Trust as of September 30, 2016. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Effective November 1, 2012, the Partnership amended the Buyers Note in the amount of $232,777, to $200,000 after a principal payment of $32,777 was received under the following extended terms: The principal balance was then amortized over five years at an interest rate of 7.25% per annum with a full balloon payment due November 1, 2014.

Effective November 1, 2014, the Partnership agreed to another two year extension as follows: buyer made a principal payment of $13,396 which reduced the principal balance to $120,000 as of November 1, 2014, and the loan is scheduled to be paid off by November 1, 2016.

Per the Buyers Note amortization schedule, the monthly payments total approximately $5,386 per month. The amortized principal payments yet to be received under the Buyers Note amounted to $10,676 as of September 30, 2016. During the nine month period ended September 30, 2016, nine note payments were received by the Partnership and totaled $46,481 in principal and $1,996 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month periods ended September 30, 2016 and 2015, there were no such transfers.

12. SUBSEQUENT EVENTS

Wendy’s – Martinez, GA

The lease for this Property expired on November 6, 2016, and, as expected, the tenant did not renew the lease, and vacated the Property. An appraisal for this Property was completed earlier this year, and the appraised value was $530,000 or $11.45 per unit. The Partnership intends to immediately pursue either a new tenant lease or a sale of the Property.

Mini-Tender Offer

On November 8, 2016, the Partnership filed a Current Report on Form 8-K reporting that it received notice on November 3, 2016 of an unsolicited mini-tender offer to purchase up to 4.99% of the outstanding limited partnership units of the Partnership from limited partners of the Partnership at a price of $286.00 per limited partnership interest, less transfer fees of $100 per investor and less any distributions paid or payable after October 21, 2016.  The Partnership expresses no opinion and is remaining neutral towards the tender offer. The Partnership also filed a letter to the limited partners dated November 8, 2016 providing further information regarding the unsolicited mini-tender offer.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for Limited Partners upon disposition of the Partnership’s assets and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2015 and other reports we file with the SEC.

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

Investment Properties

As of September 30, 2016, the Partnership owned the Properties, which are leased and operated as eleven separate fast-food restaurants. In addition, one Property is located on a parcel of land that is subject to a ground lease. The eleven tenants are comprised of the following: nine Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three and nine month periods ended September 30, 2016.

Net Income

Net income for the three month periods ended September 30, 2016 and 2015 was $312,912 and $286,419, respectively. Net income per limited partnership interest for the three month periods ended September 30, 2016 and 2015 was $6.69 and $6.13, respectively. Net income for the nine month periods ended September 30, 2016 and 2015 was $440,847 and $420,115, respectively. Net income per limited partnership interest for the nine month periods ended September 30, 2016 and 2015 was $9.43 and $8.99, respectively.

The increase from the 2015 periods to the 2016 periods is due primarily to higher revenues in 2016 compared to 2015, primarily as a result of certain tenants that, in addition to their base rents, are obligated to pay “percentage rents” during the 2016 periods which requires those tenants to pay additional rent amounts in a given year to the Partnership upon the sales revenues generated by activities on a leased Property achieving certain defined thresholds. Higher revenues during the 2016 periods were partially offset by higher operating costs during the 2016 periods primarily because of increased professional services expenses incurred to comply with a newly effective requirement of a rule of the Financial Industry Regulatory Authority (“FINRA”) related to the presentation of certain information in account statements distributed to limited partners.

Net income for the three and nine months periods ended September 30, 2016 and 2015 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three month periods ended September 30, 2016 and 2015 were $312,912 and $286,419, respectively. Income from continuing operations for the nine month periods ended September 30, 2016 and 2015 were $440,847 and $420,115, respectively. See the paragraphs below for further information as to certain of the 2016 and 2015 variances of individual operating income and expense items.

Three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015:

Operating Rental Income: Rental income for the three month periods ended September 30, 2016 and 2015 was $476,460 and $461,057, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for percentage rents earned during the quarter.

General and Administrative Expense: General and administrative expenses for the three month periods ended September 30, 2016 and 2015 were $14,956 and $15,249, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease in the 2016 period versus the 2015 period is due primarily to the decrease in printing costs due to the consent solicitation mailing that occurred in the 2015 period, but not in the 2016 period, as well as decreased offsite document storage costs.

Professional services: Professional services expenses for the three month periods ended September 30, 2016 and 2015 were $38,697 and $50,340, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease from the 2015 period compared to the 2016 period is primarily the result of the contract signed in late 2015 with a new SEC Filer which provides filing services at a dramatically lower cost than the previous provider.

Nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015:

Operating Rental Income: Rental income for the nine month periods ended September 30, 2016 and 2015 was $1,052,761 and $1,012,904, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be approximately $939,632 for the year 2016 based on operating leases currently in place. In addition, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in 2015 was $549,289, and management expects the 2016 percentage rents to be higher than 2015 due to the increasing sales trends in the first nine months of 2016 for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for each of the nine month periods ended September 30, 2016 and 2015 was $4,396. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2016/2017 insurance year that is expected to be paid in the fourth quarter of 2016 also increases.

General and Administrative Expense: General and administrative expenses for the nine month periods ended September 30, 2016 and 2015 were $47,750 and $54,789, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total 2016 operating general and administrative expenses to be lower than total 2015 expenses, primarily due to the 2015 increased printing costs related to the bi-annual consent solicitation.

Professional services: Professional services expenses for the nine month periods ended September 30, 2016 and 2015 were $235,267 and $213,170, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total 2016 operating professional services expenses will be higher than the total 2015 operating professional services expenses due to various factors, including higher investor relations fees, as well as higher legal fees and other professional services expenses related to compliance with FINRA Rule 2340.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine month periods ended September 30, 2016 and 2015 were $800,992 and $763,946, respectively.

Cash flows provided from investing activities for the nine month periods ended September 30, 2016 and 2015 were $30,021 and $26,780, respectively. The amounts were comprised of the receipt of note receivable principal payments from the Buyers Note (such note is further discussed in Note 10), offset by the decrease in deferred rent relating to the revised terms of the Wendy’s – Mt. Pleasant, South Carolina lease. The amount for the 2016 period is higher because of the higher principal payments received from the Buyers Note.

For the nine month period ended September 30, 2016, cash flows used in financing activities was $831,764 and consisted of aggregate limited partner distributions of $830,000 and general partner distributions of $1,764. For the nine month period ended September 30, 2015, cash flows used in financing activities was $1,271,681 and consisted of aggregate limited partner distributions of $1,270,000, and general partner distributions of $1,681. Distributions have been and will continue to be made in accordance with the Amended Agreement of Limited Partnership of the Partnership.

Liquidity and Capital Resources

The Partnership’s cash balance was $246,040 at September 30, 2016. Cash of $140,000, including a portion of the $16,159 received from the Buyers Note, is anticipated to be used to fund the anticipated distribution to our limited partners for the 2016 third quarter, which is expected to be made on November 15, 2016, and cash of $16,497 is anticipated to be used for the payment of quarter-end accrued liabilities, net of property tax cash escrow, which are included in the balance sheets. The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and from potential sales of Properties will primarily provide the sources for future Partnership liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks with respect to the on-going operations of the Properties in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of September 30, 2016, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the nine month period ended September 30, 2016 and the fiscal year ended December 31, 2015, which we believe is a good indication of overall tenant quality and stability.

By their initial terms, two leases were scheduled to expire in 2016. A lease for a Property operated as an Applebee’s restaurant was scheduled to expire October 31, 2016, and on July 8, 2016 the tenant extended the term of that lease for an additional two years. The lease for the Property located in Martinez, GA and operated as a Wendy’s restaurant expires on November 6, 2016. On February 16, 2016, the Partnership received a Notice of Lease Surrender in connection with that lease. The tenant will not be renewing the lease when it expires on November 6, 2016 and will cease doing business and vacate the premises prior to that date. The Partnership anticipates that it will be able to identify a new tenant for the Martinez, GA Property. However, if that Property sits vacant for longer than anticipated, the vacancy of one or more Properties even for short durations of time would likely impact the operating revenues and expenses of the Partnership, and, correspondingly diminished cash flow from operations would adversely affect distributions.

Nine of the Partnership’s eleven Properties operate as Wendy’s fast food restaurants which are franchises of the international Wendy’s Company. Operating base rents from the nine Wendy’s leases comprised approximately 79% of the total 2016 operating base rents to-date. At December 31, 2015, additional 2015 percentage rents totaled $549,289, $546,453 of which were unbilled and accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during the fiscal year 2015, the Partnership generated approximately 86% of its total operating revenues from these nine Properties. Additionally, as of September 30, 2016, these nine Properties exceeded 75% of the Partnership’s total Properties, both by asset value and number. One of the Wendy’s leases is set to expire in November 2016, another seven are set to expire in November 2021, with a ninth lease set to expire in November 2026.

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

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2016 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of September 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on November 15, 2016, regarding the third quarter of 2016 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2016 and 2015, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2016 and 2015, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: November 10, 2016

