Form 10-K
period 2016-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2017-03-23
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [ X]

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2016, the Partnership had 1,419 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2016, the Partnership owned 11 Properties, located in a total of four states. 10 of the Properties are leased on a triple net basis primarily to, and operated by, franchisees of national, regional and local fast food, family style, and casual/theme restaurants under long-term leases.

At December 31, 2016, eight of the 11 Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). An additional Property was leased to Wendgusta until its lease expired on November 6, 2016; this Property is currently vacant. Operating base rents from these nine leases during the year ended December 31, 2016 comprised approximately 85% of the total 2016 operating base rents. During the year ended December 31, 2016, additional percentage rents were also generated from these nine Wendy’s properties and totaled $581,323. Additionally, those nine Properties exceeded 72% of the Partnership’s total Properties, both by historical asset value and number. As a result of the previously reported lease extension notices received by the Partnership in January 2017, all eight of the Properties that are currently leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2016.

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

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding Interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the eight odd numbered years from 2001 through 2015, consent solicitations were circulated to the Partnership’s limited partners, which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Effective January 1, 2017, the PMA was renewed by the General Partner for a two-year period ending December 31, 2018. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the General Partner. The first Advisory Board was established in October 1993. Among other functions, the three-person Advisory Board has the following rights and duties: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board’s powers are advisory only and the Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the limited partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

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

Available Information

The Partnership is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements to these periodic and current reports. The SEC maintains a website containing these reports and other information regarding our electronic filings at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

We also make these reports and other information available either on or through our Internet Website at www.divallproperties.com as soon as reasonably practicable after such reports are available. Please note that any internet addresses provided in this Annual Report on Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

Item 1A. Risk Factors

As a smaller reporting company, the Partnership is not required to disclose risk factors in its annual report on Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

10 out of 11 Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants. The eleventh Property was leased to a Wendy’s franchisee until its lease expired in November 2016; this Property is currently vacant.

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (five percent to eight percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties, except for the Property leased to the franchisee of a Kentucky Fried Chicken restaurant (“KFC”) in Santa Fe, New Mexico. KFC is located on land where the Partnership has entered into a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property.

The Partnership owned the following Properties as of March 23, 2017:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc.	$451,230	$60,000	06-30-2018	None

12/22/88	Wendy’s (5) 1721 Sam Rittenberg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2026	(2)

12/22/88	Wendy’s (6) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2026	None

02/21/89	Wendy’s (6) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2026	None

02/21/89	Wendy’s (6) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2026	None

02/21/89	Wendy’s (7) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2026	(2)

02/21/89	Wendy’s (7) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333	11-6-2026	(2)

03/14/89	Wendy’s (6) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2026	None

12/29/89	Wendy’s (6) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2026	None

12/29/89	VACANT (8) 3859 Washington Rd Martinez, GA	N/A	633,750	-	N/A	N/A

05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	147,697	10-31-2018	(3)
			$7,673,915	$868,130

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the property.

(2)	The tenant has the option to extend the lease an additional period of five years.

(3)	The tenant has the option to extend the lease two additional periods of two years each.

(4)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

(5)	One of the 11 Properties owned as of December 31, 2016 was leased to Wendcharles II. Since more than 72% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2016 and December 27, 2015. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(6)	Five of the 11 Properties owned as of December 31, 2016 were leased to Wendgusta. Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2016 and December 27, 2015. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.

(7)	Two of the 11 Properties owned by the Partnership as of December 31, 2016 were leased to Wendcharles I. Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 25, 2016 and December 27, 2015. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

(8)	As further described below, the lease for this Property expired on November 6, 2016.

The following summarizes significant developments, by property, for Properties with such developments.

Former Wendy’s – Martinez, GA Property

The lease for this Property expired on November 6, 2016, and the tenant vacated the Property.

Wendy’s Franchisees - Lease Extension Notices

In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

Applebee’s - Columbus, OH Property

On July 8, 2016, the tenant, RMH Franchise Corporation, and the Partnership agreed to a two-year extension of a lease for the Property operated as an Applebee’s restaurant upon the exercise of an option to extend the lease. The lease now expires October 31, 2018 and the rent increased by 2% effective November 1, 2016, and will again increase by 2% effective November 1, 2017.

Formerly Owned Panda Buffet Restaurant - Grand Forks, ND Property

In 2009, the Partnership sold the Panda Buffet restaurant property located in Grand Forks, ND (“Panda Buffet”) for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The maturity date of the Buyers Note was extended twice, and, as of the final maturity date of November 1, 2016, the Buyers Note was paid in full. A mortgage release was issued to the buyer. During the year ended December 31, 2016, payments received by the Partnership under the Buyers Note totaled $57,157 in principal and $2,093 in interest.

Other Property Information

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. However, when a tenant fails to make the required tax payments or when a property becomes vacant (such as the Martinez, GA property, previously operated as a Wendy’s restaurant), the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. During a property vacancy, the Partnership pays for insurance and maintenance related to the vacant property.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 16, 2017, there were 1,349 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information. During 2016 and 2015, $970,000 and $1,390,000, respectively, were distributed in the aggregate to the limited partners. The General Partner received aggregate distributions of $3,006 and $3,097 in 2016 and 2015, respectively.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership’s management based on its knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our decisions and policies with respect to the potential disposition of one or more Properties;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary identify new tenants; and

●	our future capital expenditures.

Forward-looking statements may ultimately differ materially from the actual results. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, our inability to realize value for limited partners upon disposition of the Partnership’s assets, and such other factors and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires persons performing the functions of the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on the General Partner’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Investment Properties

As of December 31, 2016, the Partnership owned 11 Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease (see Item 2 above). The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. As of November 6, 2016, the Property in Martinez, GA was vacant, and as of December 15, 2016, this Property was held for sale. The Properties are located in a total of four states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2016 or 2015.

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

Further Information

A summary of significant developments as of December 31, 2016, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2016 and 2015 were $751,253 and $774,077, respectively. Net income per Interest for the fiscal years ended December 31, 2016 and 2015 were $16.07 and $16.56, respectively.

Net income for the fiscal years ended December 31, 2016 and 2015 included the results from both operations and discontinued operations. Assets disposed of or deemed to be classified as held for sale require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income from continuing operations for the fiscal years ended December 31, 2016 and 2015 were $685,779 and $690,521, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2016 as compared to fiscal year ended December 31, 2015:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2016 and 2015 was $1.461 million and $1.423 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The slight increase in 2016 compared to 2015 is due to the continued increase in reported sales for tenants who had reached their sales breakpoint stipulated in their respective leases.

Management expects total base operating rental income to be approximately $890,000 for the 2017 fiscal year based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2016 and 2015 were $571,073 and $536,088, respectively. Management expects percentage rents for the fiscal year ending December 31, 2017 to be comparable to those received in 2016 due to the expected continued increase in sales from the tenants operating Wendy’s restaurants, offset by the loss of percentage rents from the restaurant in Martinez, GA that closed in November 2016.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2016 and 2015 were $267,246 and $266,266, respectively. The general partner receives a fee for managing the partnership, and this fee changes each year based on the Consumer Price Index. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2016 and 2015 was approximately $6,000. Insurance expense was comprised of general liability insurance. Each tenant is responsible for insurance protection and the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For the fiscal year ending December 31, 2017, management expects operating insurance expense to again be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2017/2018 insurance year, which is expected to be paid in the fourth quarter of 2017.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2016 and 2015 were $59,631 and $67,380, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2015 were higher than in the fiscal year ended December 31, 2016, primarily due to increased printing costs, outsourced XBRL expense, and outside storage costs. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2017 to be marginally higher than for the fiscal year ended December 31, 2016 due to the costs to be incurred for the regular bi-annual consent solicitation scheduled for the third quarter of 2017.

Professional services: Professional services expenses for the fiscal years ended December 31, 2016 and 2015 were $287,921 and $244,738, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The variance in professional services expenses is primarily due to the cost of the property appraisals required as a result of costs incurred to comply with FINRA Rule 2340, and title searches which were completed in 2016. Legal fees were also higher during the fiscal year ended December 31, 2016 as a result of compliance with new obligations applicable to the Partnership under FINRA Rule 2340, the presentation of certain information included in account statements distributed to limited partners and other actions taken in connection with future property options. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2017 will be lower than incurred for the fiscal year ended December 31, 2016 as a result of lower appraisal, title search and legal fees.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2016 and 2015 was $2,093 and $6,454, respectively. The interest income was comprised of interest associated with the Buyers Note, which was paid in full as of November 1, 2016. See Item 2, Properties, for further information.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2016 and 2015, the Partnership recognized income from discontinued operations of $65,474 and $83,556, respectively. The income from discontinued operations was attributable to the Martinez, GA property which is held for sale as of December 15, 2016. See the components of discontinued operations included in the statements of income for the years ended December 31, 2016 and 2015 in Note 2 Investment Properties and Properties Held for Sale.

The General Partner anticipates that there will be approximately $16,000 in discontinued operations expenditures in 2017, since the Martinez, GA Property is classified as property held for sale.

Cash Flow Analysis

Net cash flows provided by continuing operating activities for the fiscal years ended December 31, 2016 and 2015 were $792,468 and $780,181, respectively. Cash flows from operating activities was higher in 2016 primarily due to the increase in accounts payable and accrued expenses which were partially offset by the payment of a leasing commission and the refund of the security deposit to the former tenant of the Martinez, GA property. Cash provided from discontinued operations for the fiscal years ended December 31, 2016 and 2015 were $78,480 and $97,253.

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows from investing activities for the fiscal years ended December 31, 2016 and 2015 were $55,636 and $57,923, respectively. These amounts were comprised entirely of note receivable principal payments and earnings from the indemnification trust account.

The Partnership anticipates paying approximately $91,000 in leasing commissions in 2017 related to the January 2017 option exercise of seven out of eight Wendy’s leases. See Note 11, Subsequent events for more information.

For the fiscal year ended December 31, 2016, cash flows used in financing activities were $973,006 and consisted of aggregate limited partner distributions of $970,000 and General Partner distributions of $3,006. For the fiscal year ended December 31, 2015, cash flows used in financing activities were $1,393,097 and consisted of aggregate limited partner distributions of $1,390,000, and General Partner distributions of $3,097. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $800,000 during 2017, but this could increase in the event that proceeds are received from a property sale.

Liquidity and Capital Resources

The Partnership’s cash balance was $200,369 at December 31, 2016. Cash of $100,000, which includes $10,773 in cash from the Partnership’s receipt of principal and interest under the Buyers Note was used to fund the fourth quarter of 2016 aggregate distribution paid to limited partners in February of 2017. Cash of approximately $25,000 is anticipated to be used in 2017 for the payment of quarter-end accrued liabilities which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds historically have been, and are expected to continue to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future fund liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other similarly situated properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near- term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2016 and 2015, the Properties were leased 91% and 100%, respectively. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2016 and 2015, which we believe is a good indication of overall tenant quality and stability. There are no leases due to expire during 2017. In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026. See Item 2, Investment Properties for further information regarding Properties with significant developments.

Eight of the 11 Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016. Operating base rents from these nine leases comprised approximately 85% of the total 2016 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2016, additional percentage rents totaled $581,323, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2016, the Partnership generated approximately 87% of its total operating revenues from those nine Properties.

The Partnership’s return on its investment historically has been, and is expected to continue to be, derived principally from rental payments received from its lessees. Therefore, the Partnership’s return on its investment historically is largely dependent upon the business success of its lessees. The business success of the Partnership’s individual lessees can be adversely affected on at least three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner’s poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee’s business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of the Properties. Finally, despite an individual lessee’s solid business plans in a strong local market, the franchise concept itself can suffer reversals or changes in management policy, which in turn can affect the profitability of operations. An overall economic recession is another factor that could affect the relative success of a lessee’s business. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since the Properties are leased to restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

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

The credit environment has continued to be difficult for certain borrowers. Fortunately, the Partnership has limited exposure to the credit markets, as the Partnership has no mortgage debt. The General Partner believes that the Partnership’s liquid assets have been deposited with creditworthy financial institutions. However, the economic environment at any time and any lack of available credit could delay or inhibit the General Partner’s ability to dispose of any of the Properties, or cause management to feel compelled to dispose of Properties for a lower than anticipated return. As a result, the General Partner continues to maintain an objective to preserve capital and sustain property values while from time to time disposing of certain of the Properties as appropriate.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disposition Policies

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will not be met. In deciding whether to sell a Property, management considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination currently scheduled for November 30, 2020 or if limited partners holding a majority of the Interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 39% of operating rental income for the fiscal year ended December 31, 2016, and 38% of operating rental income for the fiscal years ended December 31, 2015. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

Due to the “triple-net” nature of the property leases, asset values generally move inversely with interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not subject to market risk as defined by Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/Fax www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To The Partners

Divall Insured Income Properties 2 Limited Partnership

We have audited the accompanying balance sheets of Divall Insured Income Properties 2 Limited Partnership (a Wisconsin limited partnership) as of December 31, 2016 and 2015, and the related statements of income, partners’ capital, and cash flows for each of the years in the two-years period ended December 31, 2016. Our audit also included the financial statement schedule of Divall Insured Income Properties 2 Limited Partnership listed in Item 15(a)(2). Divall Insured Income Properties 2 Limited Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Properties 2 Limited Partnership as of December 31, 2016 and 2015 and the results of their operations, and their cash flows for each of the years in the two-years period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, NY

March 23, 2017

New York, NY   Washington DC   Mumbai, India   San Francisco, CA   Las Vegas, NV   Kansas City, KS   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2016 and 2015

ASSETS

	December 31, 2016	December 31, 2015

INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,794,122
Buildings	4,101,067	4,468,642
Accumulated depreciation	(3,621,157)	(3,802,913)

Net investment properties	$3,007,857	$3,459,851

OTHER ASSETS:

Cash	$200,369	$246,791
Cash held in Indemnification Trust (Note 8)	454,692	453,171
Property tax cash escrow	-	3,931
Security deposits escrow	64,355	70,617
Rents and other receivables	581,324	549,289
Deferred tenant award proceeds escrow	107,095	126,523
Prepaid insurance	11,135	4,885
Utility deposit	6,530	-
Properties held for sale	317,151	-
Deferred charges, net	113,787	133,014
Note receivable (Note 9)	-	57,157
Total other assets	$1,856,438	$1,645,378

Total assets	$4,864,295	$5,105,229

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2016 and 2015

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2016	December 31, 2015

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,399	$13,353
Property tax payable	-	3,006
Due to General Partner (Note 5)	1,242	1,416
Deferred rent	106,077	128,024
Security deposits	64,340	70,440
Unearned rental income	5,000	5,000

Total current liabilities	$202,058	$221,239

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1, 3 and 9)
General Partner -
Cumulative net income (retained earnings)	$358,441	$350,928
Cumulative cash distributions	(148,698)	(145,692)
	$209,743	$205,236
Limited Partners (46,280.3 interests outstanding at December 31, 2016 and December 31, 2015)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,851,523	41,107,783
Cumulative cash distributions	(75,917,268)	(74,947,268)
	$5,292,723	$5,518,983
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	($840,229)	($840,229)

Total partners’ capital	$4,662,237	$4,883,990

Total liabilities and partners’ capital	$4,864,295	$5,105,229

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2016 and 2015

	2016	2015

OPERATING REVENUES:
Rental income (Note 4)	$1,461,150	$1,423,269
TOTAL OPERATING REVENUES	$1,461,150	$1,423,269
EXPENSES:
Partnership management fees (Note 5)	267,246	266,266
Insurance	5,862	5,862
General and administrative	59,631	67,380
Advisory Board fees and expenses	10,500	10,500
Professional services	287,921	244,738
Depreciation	124,141	124,142
Amortization	26,022	24,577
TOTAL OPERATING EXPENSES	781,323	743,465
OTHER INCOME
Other interest income	3,859	4,202
Note receivable interest income (Note 9)	2,093	6,454
Other income	-	60
TOTAL OTHER INCOME	5,952	10,716
INCOME FROM CONTINUING OPERATIONS	685,779	690,520
INCOME FROM DISCONTINUED OPERATIONS (Note 2)	65,474	83,556

NET INCOME	$751,253	$774,077
NET INCOME- GENERAL PARTNER	$7,513	$7,740
NET INCOME- LIMITED PARTNERS	743,740	766,337
	$751,253	$774,077
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$14.67	$14.77
INCOME FROM DISCONTINUED OPERATIONS	$1.40	$1.79
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$16.07	$16.56

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2016 and 2015

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2014	$343,188	($142,595)	$200,593	$39,358,468	$40,341,446	($73,557,268)	($840,229)	$5,302,417	$5,503,010

Cash Distributions ($30.03 per limited partnership interest)	-	(3,097)	(3,097)	-		(1,390,000)	-	(1,390,000)	(1,393,097)
Net Income	7,740	-	7,740	-	766,337	-	-	766,337	774,077
BALANCE AT DECEMBER 31, 2015	$350,928	($145,692)	$205,236	$39,358,468	$41,107,783	($74,947,268)	($840,229)	$4,678,754	$4,883,990

Cash Distributions ($20.96 per limited partnership interest)	-	(3,006)	(3,006)	-	-	(970,000)	-	(970,000)	(973,006)
Net Income	7,513	-	7,513	-	743,740	-	-	743,740	751,253
BALANCE AT DECEMBER 31, 2016	$358,441	($148,698)	$209,743	$39,358,468	$41,851,523	($75,917,268)	($840,229)	$4,452,494	$4,662,237

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$685,779	$690,521
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	150,163	148,719
Changes in operating assets and liabilities:
Increase in rents and other receivables	(32,034)	(48,543)
Decrease in security deposit escrow	6,262	179
Decrease (increase) in property tax cash escrow	3,931	(1,400)
(Increase) decrease in prepaid insurance	(6,250)	2,712
Increase in utility deposit	(6,530)	-
Increase (decrease) in accounts payable and accrued expenses	12,045	(13,755)
(Decrease) increase in property tax payable	(3,006)	1,400
(Increase) decrease in deferred award escrow	(2,519)	2,186
Payment of leasing commission	(9,099)	-
Security deposit refund	(6,100)	-
(Decrease) in due to General Partner	(174)	(1,838)
Net cash from operating activities	792,468	780,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(1,521)	(259)
Note receivable, principal payment received	57,157	58,182
Net cash from investing activities	55,636	57,923

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(970,000)	(1,390,000)
Cash distributions to General Partner	(3,006)	(3,097)

Net cash used in financing activities	(973,006)	(1,393,097)

CASH FROM DISCONTINUED OPERATIONS	78,480	97,253
NET (DECREASE) IN CASH	(46,422)	(457,740)
CASH AT BEGINNING OF YEAR	246,791	704,531
CASH AT END OF YEAR	$200,369	$246,791
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2016, the Partnership owned 11 Properties, which are located in a total of four states.

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the eight odd numbered years from 2001 through 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2016 and 2015 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2016 and 2015, accumulated amortization amounted to $186,850 and $158,524, respectively. Fully amortized deferred charges of $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2016.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of the portion of the Mt. Pleasant, South Carolina property that are being paid to the tenant ratably over 99 months beginning August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2016, eight of the Partnership’s 11 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 51%, 17% and 9%, respectively, of the Partnership’s total 2016 operating base rents reflected for the fiscal year ended December 31, 2016.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2016 and 2015.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2016 and 2015. See Note 10 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2016, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2016 financial statements by approximately $6,756,398.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2016	2015
	(Unaudited)	(Unaudited)
Net income, per statements of income	$751,253	$774,077

Book to tax depreciation difference	(43,231)	(42,718)

Tax over (under) Book gain from asset disposition	-	-

Straight line rent adjustment	-	-
Penalties	-	-
Prepaid rent	(21,947)	(21,947)
Bad Debts	-	(25,483)

Other expense/deduction items with differences	-	-

Net income for tax reporting purposes	$686,075	$683,929

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2013.

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

As of December 31, 2016, the Partnership owned 11 Properties that contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. Following lease expiration on November 6, 2016, the Martinez, GA Property is vacant. The 11 Properties are located in a total of four states.

A summary of significant developments as of December 31, 2016, by property, for properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2016 and 2015, the Partnership recognized income from discontinued operations of $65,474 and $83,556, respectively. The income from discontinued operations was attributable to the vacant Martinez, GA property held for sale as of December 15, 2016.

The components of property held for sale in the balance sheets as of December 31, 2016 and 2015 are outlined below:

	December 31, 2016	December 31, 2015

Balance Sheet:
Land	$266,175	$-
Buildings, net	50,976	-
Properties held for sale	$317,151	$-

The components of discontinued operations included in the statements of income for the years ended December 31, 2016 and 2015 are outlined below:

	December 31, 2016	December 31, 2015
Revenues
Base Rent	$71,483	$84,120
Percentage Rent	10,251	13,201
Total Revenues	$81,734	$97,321

Expenses
Insurance	1,250	-
Property tax expense	872	-
Maintenance expense	1,132	-
Depreciation	10,702	11,214
Amortization	2,304	2,484
Other expenses	-	67
Total Expenses	$16,260	$13,765

Net Income from Discontinued Operations	$65,474	$83,556

3. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The November 9, 2009 amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

4. LEASES:

Original lease terms for the majority of the leased Properties were generally five to 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in the General Partner’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of December 31, 2016, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2017	$871,084
2018	818,061
2019	660,433
2020	660,433
2021	572,960
Thereafter	374,808
$3,957,779

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2017, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2016, the minimum annual Base Fee and the maximum Expense reimbursement increased by 0.12% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2016, the minimum monthly Base Fee paid by the Partnership was raised to $22,275 and the maximum monthly Expense reimbursement was increased to $1,797.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2016 and 2015, are as follows:

	Incurred for the	Incurred for the
	Year ended December 31, 2016	Year ended December 31, 2015

General Partner
Management fees	$267,246	$266,266
Overhead allowance	21,560	21,482
Outsourced XBRL Fees	-	1,088
Leasing commissions	9,099	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	3,006	3,097
	$303,411	$294,433

At December 31, 2016 and 2015, $1,242 and $1,416, respectively, were the distributions payable to the General Partner.

As of December 31, 2016, TPG Finance Corp. owned 200 Interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2016, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2016 and 2015, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the three original Partnerships’ properties (See Note 2 for further information as to the original three original partnerships). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the Partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original Partnerships; whereby the Partnerships recorded the recoveries as income (See Note 2). After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the Partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2016, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $204,692 of earnings has been credited to the Trust as of December 31, 2016. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. NOTE RECEIVABLE:

In 2009, the Partnership sold the Panda Buffet restaurant property located in Grand Forks, ND (“Panda Buffet”) for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The maturity date of the Buyers Note was extended twice, and, as of the final maturity date of November 1, 2016, the Buyers Note was paid in full. A mortgage release was issued to the buyer. During the year ended December 31, 2016, payments received by the Partnership under the Buyers Note totaled $57,157 in principal and $2,093 in interest.

10. FAIR VALUE DISCLOSURES

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2016 and 2015, there were no such transfers.

11. SUBSEQUENT EVENTS

In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

The aggregate minimum operating lease payments to be received under the operating leases for the Properties following the receipt of the lease extension notices are as follows:

Year ending December 31,

2017	$871,084
2018	818,061
2019	660,433
2020	660,433
2021	663,725
Thereafter	3,309,543
$6,983,279

On February 15, 2017, the Partnership made a distribution to the limited partners of $100,000 in the aggregate, which amounted to $2.16 per limited partnership interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Controls and Procedures

As of December 31, 2016, the Partnership’s management, including the persons performing the functions of principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2016. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2016, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

The Partnership’s management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent all error and misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules in the Dodd Frank Act that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership itself does not have any employees, executive officers or directors and, therefore, has no board committees.

The General Partner of the Partnership is TPG. TPG’s principal office is located at 1100 Main Street, Suite 1830, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the PMA, which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officer and director of the General Partner who controls the affairs of the Partnership is:

Bruce A. Provo, Age 66 - President, Founder and Director, TPG.

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

From 1982 to 1986, Mr. Provo also served as President and Chief Operating Officer of the North Kansas City Development Company (“NKCDC”), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC’s holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four-square mile municipality). Following the sale of the company’s real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

The members of the Advisory Board of the Partnership are identified below. The Advisory Board provides guidance to management of the Partnership; however, it does not have the express power or authority to oversee and direct the operations of the Partnership and its members are not deemed “Directors” or “Executive Officers” of the Partnership.

William Arnold - Investment Broker. Mr. Arnold works as an independent financial planner, real estate broker and investment advisor. Mr. Arnold received a MSLA Master of Science Landscape Architecture from the University of Wisconsin and is a Certified Financial Planner. Mr. Arnold is a part of the brokerage community and the Partnership believes that as an Advisory Board member, he generally represents the views of the brokerage community.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of TPG, and persons who own 10% or more of the Interests, to report their beneficial ownership of such Interests to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of the Interests are required by SEC regulations to furnish the Partnership with copies of all of reports they file pursuant to Section 16(a).

As of December 31, 2016, Jesse Small was a beneficial owner of more than 10% of the outstanding Partnership Interests. Six Forms 4, which in total reported a total of twelve transactions effected during 2016, were filed late by Mr. Small in 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 16, 2017. Based on information known to the Partnership and filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests		Percentage of
Title of	Name and Address of	Beneficially		Interests
Class	Beneficial Owner	Owned		Outstanding (1)

Limited Partnership Interest	Jesse Small (3)	7,377.44	(2)	15.94%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	3,356.83	(4)	7.25%
	7000 N 16th St Suite 120 #503
	Phoenix, AZ 85020

(1)	Based on 46,280.3 Interests outstanding as of March 16, 2017.

(2)	Based on Form 4s filed with the SEC in December of 2016.

(3)	Jesse Small may be deemed to beneficially own such voting and investment power over the Interests listed in the table above.

(4)	Includes 1,972.80 Interests Mr. Gaines has a direct ownership in through a trust, and also includes 1,384.03 Interests which Mr. Gaines has an indirect ownership interest in and which he may be deemed to beneficially own under Exchange Act Rule 13d-3.

(b) As of December 31, 2016, the General Partner did not own any Interests. Below is the beneficial ownership of the person that performs the functions of the principal executive of the General Partner.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage ofInterests Outstanding (4)
Limited Partnership Interest	Bruce A. Provo	200 (2) (3)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of the Interests held by TPG Finance Corp. due to his control as President of TPG Finance Corp.

(3)	Bruce A. Provo may be deemed to beneficially own with the Interests listed above due to such voting and investment power.

(4)	Based on 46,280.3 Interests outstanding as of December 31, 2016.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2016, the minimum annual Base Fee and the maximum Expense reimbursement increased by 0.12% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2016, the minimum monthly Base Fee paid by the Partnership was raised to $22,275 and the maximum monthly Expense reimbursement was raised to $1,797.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2018. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2016 and 2015:

	Incurred for the	Incurred for the
	Year ended December 31, 2016	Year ended December 31, 2015
Management fees	$267,246	$266,266
Overhead allowance	21,560	21,482
Outsourced XBRL Fees	-	1,088
Leasing commissions	9,099	-
Direct Cost Reimbursement	2,500	2,500
Cash Distributions	3,006	3,097
	$303,411	$294,433

Item 14. Principal Accountant Firm Fees and Services

RBSM, LLP serves as the Partnership’s independent registered public accountants.

Audit Fees

Aggregate billings during the fiscal years ended December 31, 2016 and 2015, for audit and interim review services provided to the Partnership by its principal accounting firm, RBSM, LLP, amounted to $47,400 for each year. Aggregate billings during the fiscal year ended December 31, 2015 for audit and interim review services provided by McGladrey through December 2, 2014 amounted to $1,500.

Audit-Related Fees

For the fiscal years ended December 31, 2016 and 2015, neither McGladrey nor RBSM, LLP performed any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during the fiscal years ended December 31, 2016 and 2015 were $26,000 and $27,150, respectively, provided by McGladrey.

All Other Fees

For the fiscal years ended December 31, 2016 and 2015, neither McGladrey nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2016 and 2015

Statements of Income for the Years Ended December 31, 2016 and 2015

Statements of Partners’ Capital for the Years Ended December 31, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2016

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 25, 2016 and December 27, 2015 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 25, 2016 and December 27, 2015 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 25, 2016 and December 27, 2015 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Statements of Income for the years ended December 31, 2016 and 2015, (iii) Statement of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to the Condensed Financial Statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

					Gross Amount at which
		Initial Cost to Partnership			Carried at End of Year						Life on which
				Costs							Depreciation
				Capitalized							in latest
			Building and	Subsequent to		Building and		Accumulated	Date of	Date	statement is computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Santa Fe, NM	$-	$-	$451,230	$-	$-	$451,230	$451,230	$403,811	-	10/10/1988	31.5
Augusta, GA (1)	-	215,416	434,177	-	213,226	434,176	647,402	388,856	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	289,428	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	333,768	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	354,184	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	263,302	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	227,248	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	406,482	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	353,105	-	12/29/1989	31.5
Martinez, GA (3)	-	266,175	367,575	-	-	-	-	-	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	600,973	-	6/1/1990	31.5
	$-	$2,830,303	$4,468,643	$-	$2,527,947	$4,101,067	$6,629,014	$3,621,157

(1) In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(2) In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.
(3) In the Fourth Quarter of 2016, the property was classified as held for sale

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment Properties	December 31, 2016	December 31, 2015	Accumulated Depreciation	December 31, 2016	December 31, 2015
Balance at beginning of year	$7,262,764	$7,262,764	Balance at beginning of year	$3,802,913	$3,667,557

Additions:			Additions charged to costs and expenses	134,843	135,356

Deletions:
Vacant- Martinez, GA property held for sale (1)	(633,750)	-	Vacant- Martinez, GA property held for sale (1)	(316,599)	-
Balance at end of year	$6,629,014	$7,262,764	Balance at end of year	$3,621,157	$3,802,913

(1) In the Fourth Quarter of 2016, the property was classified as held for sale

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

Dated: [March 23, 2017]

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

Date: [March 23, 2017]

