Form 10-Q
period 2017-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2017-05-15
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________to

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2017 and December 31, 2016

ASSETS

	March 31, 2017	December 31, 2016
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,527,947
Buildings	4,101,067	4,101,067
Accumulated depreciation	(3,652,192)	(3,621,157)

Net investment properties	$2,976,822	$3,007,857

OTHER ASSETS:

Cash	$657,761	$200,369
Cash held in Indemnification Trust (Note 8)	455,807	454,692
Security deposits escrow	64,392	64,355
Rents and other receivables	-	581,324
Deferred tenant award proceeds escrow	99,899	107,095
Prepaid insurance	4,629	11,135
Utility deposit	6,530	6,530
Properties held for sale	317,151	317,151
Deferred charges, net	198,297	113,787
Total other assets	$1,804,466	$1,856,438

Total assets	$4,781,288	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2017 and December 31, 2016

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2017	December 31, 2016
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$49,941	$25,399
Property tax payable	1,500	-
Due to General Partner (Note 5)	-	1,242
Deferred rent	100,590	106,077
Security deposits	64,340	64,340
Unearned rental income	5,000	5,000

Total current liabilities	$221,371	$202,058

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$358,418	$358,441
Cumulative cash distributions	(148,698)	(148,698)
	$209,720	$209,743
Limited Partners (46,280.3 interests outstanding at March 31, 2017 and December 31, 2016)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,849,226	41,851,523
Cumulative cash distributions	(76,017,268)	(75,917,268)
	$5,190,426	$5,292,723
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,559,917	$4,662,237

Total liabilities and partners’ capital	$4,781,288	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$223,132	$222,396
TOTAL OPERATING REVENUES	$223,132	$222,396
EXPENSES:
Partnership management fees (Note 5)	$67,106	$66,771
Insurance	1,246	1,466
General and administrative	18,163	19,307
Advisory Board fees and expenses	2,625	2,625
Professional services	97,054	85,466
Depreciation	31,035	31,035
Amortization	6,255	6,144
TOTAL OPERATING EXPENSES	$223,484	$212,814
OTHER INCOME
Other interest income	1,503	1,788
Note receivable interest income (Note 9)	-	944
TOTAL OTHER INCOME	$1,503	$2,732
INCOME FROM CONTINUING OPERATIONS	1,151	12,314
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 2)	(3,471)	17,606

NET (LOSS) INCOME	$(2,320)	$29,920
NET (LOSS) INCOME- GENERAL PARTNER	$(23)	$299
NET (LOSS) INCOME- LIMITED PARTNERS	(2,297)	29,621
	$(2,320)	$29,920
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$0.02	$0.27
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.07)	$0.38
NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST	$(0.05)	$0.65

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2017 and 2016

	Three Months Ended
	March 31, 2017	March 31, 2016
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,151	$12,314
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,290	37,179
Changed in operating assets and liabilities
Decrease in rents and other receivables	581,324	549,289
Increase in security deposit escrow	(37)	(132)
Increase in property tax cash escrow	-	(2,775)
Decrease in prepaid insurance	6,506	1,466
Increase in accounts payable and accrued expenses	24,542	25,747
Increase in property tax payable	1,500	2,775
Increase (Decrease) in deferred award escrow	1,709	(2,062)
Payment of leasing commission	(90,765)	-
(Decrease) Increase in due to General Partner	(1,242)	120
Cash (used in) from discontinued operations - operating activities	(3,471)	21,031
Net cash from operating activities	558,507	644,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	-	15,215
Interest applied to Indemnification Trust account	(1,115)	(516)
Net cash (used in) from investing activities	(1,115)	14,699

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(100,000)	(120,000)
Cash distributions to General Partner	-	(120)
Net cash used in financing activities	(100,000)	(120,120)

NET INCREASE IN CASH	457,392	539,531
CASH AT BEGINNING OF PERIOD	200,369	246,791
CASH AT END OF PERIOD	$657,761	$786,322
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2016 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2017.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, for any other interim period, or for any other future year.

The condensed balance sheet as of December 31, 2016 contained herein has been derived from the audited financial statements as of December 31, 2016, but does not include all disclosures required by GAAP.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of March 31, 2017, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the approval of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected previously by the limited partners. During the second or third quarters of the eight odd numbered years from 2001 through 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding limited partnership interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2017, and December 31, 2016, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2017 and December 31, 2016, accumulated amortization amounted to $193,105 and $186,850, respectively. Fully amortized deferred charges of $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2016.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2017, eight of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 51%, 17% and 9%, respectively, of the total operating base rents reflected as of March 31, 2017.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2017 and 2016.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2017 and the year ended December 31, 2016. See Note 10 for further disclosure.

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

2. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

As of March 31, 2017, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. Following the expiration of the lease for the Martinez, GA Property on November 6, 2016, the Property is vacant. The eleven Properties are located in a total of four states.

Discontinued Operations

During the three month periods ended March 31, 2017 and 2016, the Partnership recognized (loss) or income from discontinued operations of $(3,471) and $17,606, respectively. The income from discontinued operations for the three months ended March 31, 2016 was attributable to the Martinez, GA Property, which was leased during the quarter ended March 31, 2016. During the fourth quarter of 2016 the lease for the Martinez, GA Property was terminated, and as of December 15, 2016 the Property was held for sale.

The components of property held for sale in the balance sheets as of March 31, 2017 and December 31, 2016 are outlined below:

	March 31 2017	December 31, 2016

Balance Sheet:
Land	$266,175	$266,175
Buildings, net	50,976	50,976
Properties held for sale	$317,151	$317,151

The components of discontinued operations included in the statements of income for the three months ended March 31, 2017 and 2016 are outlined below:

	March 31 2017	December 31, 2016
Revenues
Base Rent	$-	$21,031
Total Revenues	$-	$21,031

Expenses
Insurance	$518	$-
Property tax expense	1,500	-
Maintenance expense	1,453	-
Depreciation	-	2,804
Amortization	-	621
Total Expenses	$3,471	$3,425
Net (Loss) Income from Discontinued Operations	$(3,471)	$17,606

3. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The November 9, 2009 amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to The Provo Group, Inc. (“TPG” or the “General Partner”), the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his, her or its Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of March 31, 2017, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2017 collected revenues of $223,132) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2017	$871,084
2018	818,061
2019	660,433
2020	660,433
2021	663,725
Thereafter	3,309,543
$6,983,279

At March 31, 2017 and December 31, 2016, rents and other receivables included $0 and $581,324, respectively, of unbilled percentage rents. As of March 31, 2017, all of the 2016 percentage rents had been billed and collected.

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2017, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2017, the minimum annual Base Fee and the maximum Expenses reimbursement increased by 1.26% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2017, the minimum annual Base Fee paid by the Partnership was raised to $270,672 and the maximum annual Expenses reimbursement was increased to $21,840.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
General Partner
Management fees	$67,106	$66,771
Overhead allowance	5,414	5,387
Leasing commissions	90,765	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	-	120
	$165,785	$74,778

At March 31, 2017 and December 31, 2016, $0 and $1,242, respectively, was payable to the General Partner.

As of March 31, 2017, and December 31, 2016, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of March 31, 2017, the General Partner did not own any limited partnership interests in the Partnership. The following table identifies the beneficial ownership of Mr. Provo, the executive officer and director of the General Partner, with the General Partner controlling the affairs of the Partnership. Mr. Provo is the only person performing the functions of an executive officer of the Partnership that beneficially owns any limited partnership interests:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)

Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of March 31, 2017.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2017, Jesse Small, an Advisory Board Member, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2017 and 2016 are as follows:

	Incurred for the Three Month Period ended March 31, 2017	Incurred for the Three Month Period ended March 31, 2016
	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875

At March 31, 2017 and December 31, 2016 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, the fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2017, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $205,807 of earnings has been credited to the Trust as of March 31, 2017. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9. NOTE RECEIVABLE:

In 2009, the Partnership sold the Panda Buffet restaurant property located in Grand Forks, ND for $450,000. The buyer paid $150,000 at closing with the remaining balance of $300,000 being delivered in the form of a promissory note (“Buyers Note”) to the Partnership. The maturity date of the Buyers Note was extended twice, and, as of the final maturity date of November 1, 2016, the Buyers Note was paid in full. During the year ended December 31, 2016, payments received by the Partnership under the Buyers Note totaled $57,157 in principal and $2,093 in interest.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2017 and the year ended December 31, 2016, there were no such transfers.

11. SUBSEQUENT EVENTS

We have evaluated material events and transactions that have occurred subsequent to March 31, 2017, and concluded that none have occurred that require adjustment to or disclosure in the unaudited condensed Financial Statements.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for limited partners upon disposition of the Partnership’s assets and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31 2016, and other reports we file with the SEC.

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

Investment Properties

As of March 31, 2017, the Partnership owned eleven Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease. The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. As of November 6, 2016, the Property in Martinez, GA was vacant, and as of December 15, 2016, this Property was held for sale. The Properties are located in a total of four states.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership leases one Property to one restaurant which is located on a parcel of land where the Partnership holds a long-term ground lease, as lessee, which is set to expire in 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, the operator of a KFC restaurant, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during the three month period ending March 31, 2017.

Net Income

Net (loss) income for the three month periods ended March 31, 2017 and 2016 were $(2,320) and $29,920, respectively. Net (loss) income per limited partnership interest for the three month periods ended March 31, 2017 and 2016 were $(0.05) and $0.65, respectively.

The decrease is primarily the result of higher professional fees paid in the first quarter of 2017 compared to the first quarter of 2016, together with the loss from discontinued operations during the first quarter of 2017 related to the vacant Martinez, GA Property.

Results of Operations

Income from continuing operations for the three month periods ended March 31, 2017 and 2016 was $1,151 and $12,314, respectively.

Three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016:

Operating Rental Income: Rental income for the three month periods ended March 31, 2017 and 2016 was $223,132 and $222,396, respectively. The rental income was comprised primarily of monthly lease obligations.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2017 and 2016 were $18,163 and $19,307, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 is due primarily to decreased postage expense and filing fees.

Professional Services: Professional services expenses for the three month periods ended March 31, 2017 and 2016 were $97,054 and $85,466, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 is due primarily to increased legal and investor relations fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2017 and 2016 were $558,507 and $644,952, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to the decreased net income and the payment of leasing commissions during the first quarter of 2017, but offset, in part, by the increased percentage rents collected during the first quarter of 2017 compared to the first quarter of 2016.

Cash flows (used in) provided from investing activities for the three month periods ended March 31, 2017 and 2016 were ($1,115) and $14,699, respectively. The amount for the quarter ended March 31, 2016 represented the receipt of principal payments from the Buyers Note in relation to the 2009 sale of a property. The Buyers Note was repaid in full in November, 2016 and therefore no payments were received during the three months ended March 31, 2017.

For the three month period ended March 31, 2017, cash flows used in financing activities was $100,000 and consisted of aggregate Limited Partner distributions of $100,000. For the three month period ended March 31, 2016, cash flows used in financing activities was $120,120 and consisted of aggregate Limited Partner distributions of $120,000, and General Partner distributions of $120.

Liquidity and Capital Resources

The Partnership’s cash balance was $657,761 at March 31, 2017. Cash of $500,000 is anticipated to be used to fund the 2017 first quarter aggregate distribution to limited partners on or about May 15, 2017, and cash of approximately $49,941 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity historically have been, and are expected to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future Partnership liquidity and Limited Partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt with respect to the on-going operations of the Properties are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2017, the current eleven operating Properties were leased 91 percent. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended March 31, 2017 and the fiscal year ended December 31, 2016, which we believe is a good indication of overall tenant quality and stability.

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

Eight of the eleven Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016, and as of December 15, 2016, this Property is held for sale. Operating base rents from these nine leases comprised approximately 85% of the total 2016 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2016, additional percentage rents totaled $581,324, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2016, the Partnership generated approximately 87% of its total operating revenues from those nine Properties. As of March 31, 2017, the eight Properties operated as Wendy’s restaurants Properties exceeded 72% of the Partnership’s total Properties, both by asset value and number.

Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered material to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 25, 2016 and December 27, 2015. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2016 Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2017 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	SOX 302 Certification

31.2	SOX 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2017, regarding the first quarter of 2017 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Statements of Income for the three month periods ended March 31, 2017 and 2016, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 15, 2017

