Form 10-Q
period 2017-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2017-08-10
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller Reporting Company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2017 and December 31, 2016

ASSETS

	June 30, 2017	December 31, 2016
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,527,947
Buildings	4,101,067	4,101,067
Accumulated depreciation	(3,683,228)	(3,621,157)

Net investment properties	$2,945,786	$3,007,857

OTHER ASSETS:

Cash	$261,140	$200,369
Cash held in Indemnification Trust (Note 8)	455,807	454,692
Security deposits escrow	64,432	64,355
Rents and other receivables	89,642	581,324
Deferred tenant award proceeds escrow	96,363	107,095
Prepaid insurance	2,645	11,135
Utility deposit	6,530	6,530
Properties held for sale	317,151	317,151
Deferred charges, net	192,042	113,787
Total other assets	$1,485,752	$1,856,438

Total assets	$4,431,538	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2017 and December 31, 2016

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2017	December 31, 2016
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,396	$25,399
Property tax payable	3,000	-
Due to General Partner (Note 5)	504	1,242
Deferred rent	95,103	106,077
Security deposits	64,340	64,340
Unearned rental income	49,575	5,000

Total current liabilities	$243,918	$202,058

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$359,700	$358,441
Cumulative cash distributions	(149,202)	(148,698)
	$210,498	$209,743
Limited Partners (46,280.3 interests outstanding at June 30, 2017 and December 31, 2016)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	41,976,151	41,851,523
Cumulative cash distributions	(76,517,268)	(75,917,268)
	$4,817,351	$5,292,723
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,187,620	$4,662,237

Total liabilities and partners’ capital	$4,431,538	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Six Month Periods Ended June 30, 2017 and 2016

	Three months ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$312,776	$311,845	$535,908	$534,241
TOTAL OPERATING REVENUES	$312,776	$311,845	$535,908	$534,241
EXPENSES:
Partnership management fees (Note 5)	$67,668	$66,825	$134,774	$133,596
Insurance	1,466	1,465	2,712	2,931
General and administrative	10,957	13,486	29,120	32,793
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	60,836	108,604	157,890	194,070
Depreciation	31,036	31,036	62,071	62,071
Amortization	6,255	6,144	12,510	12,288
TOTAL OPERATING EXPENSES	$180,843	$230,185	$404,327	$442,999
OTHER INCOME
Other interest income	342	584	1,845	2,372
Note receivable interest income (Note 9)	-	667	-	1,611
TOTAL OTHER INCOME	$342	$1,251	$1,845	$3,983
INCOME FROM CONTINUING OPERATIONS	132,275	82,911	133,426	95,225
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 2)	(4,068)	15,105	(7,539)	32,711

NET INCOME	$128,207	$98,016	$125,887	$127,936
NET INCOME- GENERAL PARTNER	$1,282	$981	$1,259	$1,280
NET INCOME- LIMITED PARTNERS	126,925	97,035	124,628	126,656
	$128,207	$98,016	$125,887	$127,936
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$2.83	$1.77	$2.85	$2.04
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.09)	$0.32	$(0.16)	$0.70
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$2.74	$2.10	$2.69	$2.74

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2017 and 2016

	Six Months Ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$133,426	$102,073
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74,581	74,359
Changes in operating assets and liabilities
Decrease in rents and other receivables	491,682	459,842
Increase in security deposit escrow	(77)	(191)
Increase in property tax cash escrow	-	(5,550)
Decrease in prepaid insurance	8,490	2,931
Increase in accounts payable and accrued expenses	5,997	35,582
Increase in property tax payable	3,000	5,550
Decrease in deferred rent award escrow	(242)	(2,239)
Payment of leasing commission	(90,765)	-
Decrease in due to General Partner	(738)	(1,024)
Cash (used in) provided by discontinued operations - operating activities	(7,539)	32,711
Net cash from operating activities	662,390	704,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	-	30,707
Interest applied to Indemnification Trust account	(1,115)	(516)
Net cash used in (provide by) investing activities	(1,115)	30,191

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(720,000)
Cash distributions to General Partner	(504)	(512)
Net cash used in financing activities	(600,504)	(720,512)

NET INCREASE IN CASH	60,771	13,723
CASH AT BEGINNING OF PERIOD	200,369	246,791
CASH AT END OF PERIOD	$261,140	$260,514
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, for any other interim period, or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains primarily under long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2017, the Partnership owned eleven Properties, which are located in a total of four states.

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the approval by limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by the limited partners. During the second or third quarters of the eight odd numbered years from 2001through 2015, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding limited partnership interests did not vote in favor of any of the Consents. Again, on or about June 15, 2017, a consent solicitation was circulated to the limited partners (the “2017 Consent”), which if approved would have authorized the sale of all of the Properties and the dissolution of the Partnership. Limited partners holding more than a majority of the outstanding limited partnership interests did not vote in favor of the 2017 Consent, and therefore the Partnership will continue to operate as a going concern.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2017, and December 31, 2016, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2017, and December 31, 2016, accumulated amortization amounted to $199,360 and $186,850, respectively. Fully amortized deferred charges of $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2016.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the County of Charleston’s partial taking of a portion of the Mt. Pleasant, South Carolina Property in 2011. We have been paying a portion of those award proceeds to the tenant ratably over 99 months starting August 1, 2013, in the form of a monthly rent reduction provided that the tenant continues to lease the Property without default.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2017, eight of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 51%, 17% and 9%, respectively, of the total operating base rents reflected as of June 30, 2017.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or six month periods ended June 30, 2017 and 2016.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the six month period ended June 30, 2017 and the year ended December 31, 2016. See Note 10 for further disclosure.

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

As of June 30, 2017, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The eleven Properties are located in a total of four states.

Discontinued Operations

During the three-month periods ended June 30, 2017 and 2016, the Partnership recognized (loss) or income from discontinued operations of $(4,068) and $15,105, respectively. The income from discontinued operations for the three months ended June 30, 2016 was attributable to the Martinez, GA Property, which was leased during the quarter ended June 30, 2016. During the fourth quarter of 2016 the lease for the Martinez, GA Property was terminated, and as of December 15, 2016 the Property was held for sale.

The components of property held for sale in the balance sheets as of June 30, 2017 and December 31, 2016 are outlined below:

	June 30, 2017	December 31, 2016
Balance Sheet:
Land	$266,175	$266,175
Buildings, net	50,976	50,976
Properties held for sale	$317,151	$317,151

The components of discontinued operations included in the condensed statement of income (loss) for the three and six month periods ended June 30, 2017 and 2016 are outlined below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues
Base Rent	$-	$21,029	$-	$42,060
Total Revenues	$-	$21,029	$-	$42,060

Expenses
Insurance	$518	$-	$1,036	$-
Property tax expense	1,500	-	3,000	-
Maintenance expense	2,050	-	3,503	-
Property Appraisal		2,500		2,500
Depreciation	-	2,803	-	5,607
Amortization	-	621	-	1,242
Total Expenses	$4,068	$5,924	$7,539	$9,349
Net (Loss) Income from Discontinued Operations	$(4,068)	$15,105	$(7,539)	$32,711

3. PARTNERSHIP AGREEMENT:

The Agreement of Limited Partnership, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to The Provo Group, Inc. (“TPG” or the “General Partner”), the current General Partner. The amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his, her or its Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of June 30, 2017, the aggregate minimum operating lease payments (including the aggregate total of the first two quarters of 2017 collected revenues of $535,908) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2016	$939,632
2017	871,084
2018	818,061
2019	660,433
2020	660,433
Thereafter	947,983
$4,897,626

At June 30, 2017 and December 31, 2016, rents and other receivables included $89,642 and $581,324, respectively, of unbilled percentage rents. As of June 30, 2017, all of the 2016 percentage rents had been billed and collected.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$67,668	$66,825	$134,774	$133,596
Overhead allowance	5,460	5,391	10,874	10,778
Leasing commissions	-	-	90,765	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	513	392	504	512
	$73,641	$72,608	$239,417	$147,386

At June 30, 2017 and December 31, 2016, $504 and $1,242, respectively, was payable to the General Partner.

As of June 30, 2017 and December 31, 2016, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of June 30, 2017, the General Partner did not own any limited partnership interests in the Partnership. The following table identifies the beneficial ownership of Mr. Provo, who controls the General Partner and performs the functions of the Partnership’s principal executive officer. Mr. Provo is the only person performing the function of an executive officer of the Partnership who beneficially owns any limited partnership interests.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding(3)
Limited Partnership Interest	Bruce A. Provo	200	(2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of June 30, 2017.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2017, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three Month Period ended June 30, 2017	Three Month Period ended June 30, 2016	Six Month Period ended June 30, 2017	Six Month Period ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2017 and December 31, 2016 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2017, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $205,807 of earnings has been credited to the Trust as of June 30, 2017. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. FAIR VALUE DISCLOSURES:

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

Level 3.Unobservable inputs for which there is little, if any, market activity for the investment. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation and the use of discounted cash flow models to value the investment.

The fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month periods ended June 30, 2017 and for the year ended December 31, 2016, there were no such transfers.

11. SUBSEQUENT EVENTS

On July 13, 2017, the Partnership extended through December 31, 2017 the term of the listing agreement for the Martinez, GA property that is held for sale.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a property, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and, our inability to realize value for limited partners upon disposition of the Partnership’s assets and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2016 and other reports we file with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Investment Properties

As of June 30, 2017, the Partnership owned eleven Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease. The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. As of November 6, 2016, the Property in Martinez, GA was vacant, and as of December 15, 2016, this Property was held for sale. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three-month period ending June 30, 2017.

Net Income

Net income for the three-month periods ended June 30, 2017 and 2016 was $128,207 and $98,016, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2017 and 2016 was $2.77 and $2.12, respectively. Net income for the six-month periods ended June 30, 2017 and 2016 was $125,887 and $127,936, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2017 and 2016 was $2.72 and $2.77, respectively.

Net income for the three and six-month periods ended June 30, 2017 and 2016 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three-month periods ended June 30, 2017 and 2016 were $132,275 and $82,911, respectively. Income from continuing operations for the six-month periods ended June 30, 2017 and 2016 were $133,426 and $95,225, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2016 periods to the 2017 periods.

Three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2017 and 2016 was $312,776 and $311,845, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2017 and 2016 were $10,957 and $13,486, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease in the three-month period ended June 30, 2017 versus the three-month period ended June 30, 2016 is due primarily to the decrease in postage costs and registration/filing fees incurred during the three-month period ended June 30, 2017.

Professional services: Professional services expenses for the three-month periods ended June 30, 2017 and 2016 were $60,836 and $108,604, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease in the three-month period ended June 30, 2017 versus the three-month period ended June 30, 2016 is primarily the result of professional services expenses that were higher during the three-month period ended June 30, 2016 and that were largely related to compliance during the three-month period ended June 30, 2016 with the new requirements of FINRA Rule 2340 related to the presentation of certain information included in account statements distributed to limited partners.

Six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016:

Operating Rental Income: Rental income for the six-month periods ended June 30, 2017 and 2016 was $535,908 and $534,241, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be approximately $893,031 for the year ending December 31, 2017 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2016 was $581,324, and management expects the year ending December 31, 2017 percentage rents to be higher than the prior fiscal year due to the increasing sales trends in the first six months of 2017 for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the six-month periods ended June 30, 2017 and 2016 was $2,712 and $2,931, respectively. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2017/2018 insurance year that is expected to be paid in the fourth quarter of 2017 also increases.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2017 and 2016 were $29,120 and $32,793, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2017 operating general and administrative expenses to be higher than the prior fiscal year’s expenses, primarily due to the printing and postage costs related to the bi-annual consent solicitation conducted in 2017.

Professional services: Professional services expenses for the six-month periods ended June 30, 2017 and 2016 were $157,890 and $194,070, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2017 operating professional services expenses will be lower than those incurred in the prior fiscal year due to various factors, including lower professional services expenses than were incurred in the prior fiscal year related to compliance with new FINRA Rule 2340, but offset by higher investor relations fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2017 and 2016 were $662,390 and $704,044, respectively.

Cash flows (used in) provided from investing activities for the six-month periods ended June 30, 2017 and 2016 were ($1,115) and $30,191 respectively. The amount for the six-month period ended June 30, 2016 represented the receipt of principal payments from the Buyers Note in relation to the 2009 sale of a property (such note is further discussed in Note 9). The Buyers Note was repaid in full in November, 2016 and therefore no payments were received during the six months ended June 30, 2017.

For the six-month period ended June 30, 2017, cash flows used in financing activities was $600,504 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $504. For the six-month period ended June 30, 2016, cash flows used in financing activities was $720,512 and consisted of aggregate limited partner distributions of $720,000 and general partner distributions of $512. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $261,140 at June 30, 2017. Cash of $100,000, is anticipated to be used to fund the anticipated distribution to our limited partners for the 2017 second quarter, which is expected to be made on August 15, 2017, and cash of $34,900 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties, and from potential sales of Properties, will primarily provide the sources for future Partnership liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks with respect to the on-going operations of the Properties in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of June 30, 2017, the current eleven operating Properties were 91% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2017 and the fiscal year ended December 31, 2016, which we believe is a good indication of overall tenant quality and stability.

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

Eight of the eleven Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016, and as of December 15, 2016, this Property is held for sale. Operating base rents from these nine leases comprised approximately 85% of the total 2016 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2016, additional percentage rents totaled $581,324, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2016, the Partnership generated approximately 87% of its total operating revenues from those nine Properties. As of June 30, 2017, the eight Properties operated as Wendy’s restaurants exceeded 72% of the Partnership’s total Properties, both by asset value and number.

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

Disposition Policies

The General Partner intends that the Partnership will hold the Properties until such time as a sale or other disposition appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, the General Partner considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. At any time the General Partner may exercise its discretion as to whether and when to sell one or more Properties. However, there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination that currently is scheduled to occur on November 30, 2020 or if limited partners holding a majority of the limited partnership interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2017 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	31.1	Sarbanes-Oxley Section 302 Certification

	31.2	Sarbanes-Oxley Section 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

	99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2017, regarding the second quarter of 2017 distribution.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2017 and 2016, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2017 and 2016, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: August 10, 2017

