Form 10-Q
period 2017-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2017-11-14
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______________to

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2017 and December 31, 2016

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,527,947
Buildings	4,101,067	4,101,067
Accumulated depreciation	(3,714,263)	(3,621,157)

Net investment properties	$2,914,751	$3,007,857

OTHER ASSETS:

Cash	$136,683	$200,369
Cash held in Indemnification Trust (Note 8)	457,820	454,692
Security deposits escrow	64,473	64,355
Rents and other receivables	331,953	581,324
Deferred tenant award proceeds escrow	90,994	107,095
Prepaid insurance	662	11,135
Utility deposit	6,530	6,530
Properties held for sale	317,151	317,151
Deferred charges, net	216,612	113,787
Total other assets	$1,622,878	$1,856,438

Total assets	$4,537,629	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2017 and December 31, 2016

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2017	2016
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,412	$25,399
Property tax payable	(1,578)	-
Due to General Partner (Note 5)	1,009	1,242
Deferred rent	89,617	106,077
Security deposits	64,340	64,340
Unearned rental income	6,013	5,000

Total current liabilities	$198,813	$202,058

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$362,222	$358,441
Cumulative cash distributions	(150,211)	(148,698)
	$212,011	$209,743
Limited Partners (46,280.3 interests outstanding at September 30, 2017 and December 31, 2016)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,225,834	41,851,523
Cumulative cash distributions	(76,617,268)	(75,917,268)
	$4,967,034	$5,292,723
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	($840,229)

Total partners’ capital	$4,338,816	$4,662,237

Total liabilities and partners’ capital	$4,537,629	$4,864,295

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine Month Periods Ended September 30, 2017 and 2016

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$464,430	$455,430	$1,000,338	$989,671
TOTAL OPERATING REVENUES	$464,430	$455,430	$1,000,338	$989,671
EXPENSES:
Partnership management fees (Note 5)	$67,668	$66,825	$202,442	$200,421
Insurance	1,465	1,465	4,177	4,397
General and administrative	17,126	14,957	46,246	47,750
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	79,349	38,697	235,589	232,767
Depreciation	31,036	31,036	93,106	93,106
Amortization	11,484	6,144	23,995	18,432
TOTAL OPERATING EXPENSES	$210,753	$161,749	$613,430	$604,748
OTHER INCOME
Other interest income	2,256	1,239	4,101	3,611
Note receivable interest income (Note 9)	-	385	-	1,996
TOTAL OTHER INCOME	$2,256	$1,624	$4,101	$5,607
INCOME FROM CONTINUING OPERATIONS	255,933	295,305	391,009	390,530
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 2)	(3,728)	17,606	(12,917)	50,317

NET INCOME	$252,205	$312,911	$378,092	$440,847
NET INCOME- GENERAL PARTNER	$2,522	$3,129	$3,781	$4,408
NET INCOME- LIMITED PARTNERS	249,683	309,782	374,311	436,439
	$252,205	$312,911	$378,092	$440,847
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$5.47	$6.32	$8.36	$8.35
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.08)	$0.38	$(0.28)	$1.08
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$5.39	$6.70	$8.08	$9.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Period Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$391,009	$390,530
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	117,101	111,538

Decrease in rents and other receivables	249,371	226,808
Increase in security deposit escrow	(118)	(235)
Increase in property tax cash escrow	-	(8,325)
Decrease in prepaid insurance	10,473	4,396
Increase in leasing commission	(126,820)	(9,099)
Increase in accounts payable and accrued expenses	14,013	4,070
(Decrease) Increase in property tax payable	(1,578)	8,325
Decrease in deferred award escrow	(359)	(2,382)
Decrease in due to General Partner	(233)	(164)
Increase in unearned rental income	1,013	-
Cash from discontinued operations - operating activities	(12,917)	60,591
Net cash from operating activities	$640,955	$786,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable, principal payment received	$-	$46,481
Interest applied to Indemnification Trust account	(3,128)	(1,521)
Net cash (used in) provided by investing activities	$(3,128)	$44,960

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(700,000)	(830,000)
Cash distributions to General Partner	(1,513)	(1,764)

Net cash used in financing activities	(701,513)	(831,764)

NET DECREASE IN CASH	$(63,686)	$(751)
CASH AT BEGINNING OF YEAR	$200,369	$246,791
CASH AT END OF YEAR	$136,683	$246,040
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, for any other interim period, or for any other future year.

The condensed balance sheet as of December 31, 2016 contained herein has been derived from the audited financial statements as of December 31, 2016, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisees of national, regional, and local retail chains primarily under long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2017, the Partnership owned eleven Properties, which are located in a total of four states.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2017, and December 31, 2016, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2017, and December 31, 2016, accumulated amortization amounted to $210,845 and $186,850, respectively. Fully amortized deferred charges of $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2016.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2017, eight of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 51%, 17% and 9%, respectively, of the total operating base rents reflected as of September 30, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or nine month periods ended September 30, 2017 and 2016.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the nine month period ended September 30, 2017 and the year ended December 31, 2016. See Note 10 for further disclosure.

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

As of September 30, 2017, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. . As of November 6, 2016, the Property in Martinez, GA was vacant, and as of December 15, 2016, this Property was held for sale. The Properties are located in a total of four states.

Effective September 1, 2017, the tenant for the Property operated as an Applebee’s restaurant signed a ten year lease renewal for that Property. The prior lease expiration date for that Property was October 31, 2018 and, following the lease renewal, the new lease expiration date is August 31, 2027. The lease for that Property now provides for a monthly rent of $11,500 and a percentage rent of 6% over $2,300,000 in annual sales. The lease now also includes a single option to extend the lease for an additional five years, which can be exercised by the tenant with 90 days written notice. The lease terms provide that if the extension option is exercised, monthly rent during that period will be $13,915 and the percentage rent breakpoint of 6% will be for over $2,500,000 in annual sales.

Discontinued Operations

During the three-month periods ended September 30, 2017 and 2016, the Partnership recognized (loss) or income from discontinued operations of $(3,728) and $17,606, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Partnership recognized (loss) income from discontinued operations of $(12,917) and $50,317, respectively. The income from discontinued operations for the three and nine months ended September 30, 2016 was attributable to the Martinez, GA Property, which was leased during the quarter ended September 30, 2016. During the fourth quarter of 2016 the lease for the Martinez, GA Property was terminated, and as of December 15, 2016 the Property was held for sale.

The components of property held for sale in the balance sheets as of September 30, 2017 and December 31, 2016 are outlined below:

	September 30, 2017	December 31, 2016

Balance Sheet:
Land	$266,175	$266,175
Buildings, net	50,976	50,976
Properties held for sale	$317,151	$317,151

The components of discontinued operations included in the condensed statement of income (loss) for the three and nine month periods ended September 30, 2017 and 2016 are outlined below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenues
Base Rent	$-	$21,030	$-	$63,090
Total Revenues	$-	$21,030	$-	$63,090

Expenses
Insurance	$519	$-	$1,555	$-
Property tax expense	1,500	-	4,500	-
Maintenance expense	1,709	-	5,212	-
Property Appraisal		-	1,650	2,500
Depreciation	-	2,804	-	8,411
Amortization	-	620	-	1,862
Total Expenses	$3,728	$3,424	$12,917	$12,773
Net (Loss) Income from Discontinued Operations	$(3,728)	$17,606	$(12,917)	$50,317

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

As of September 30, 2017, the aggregate minimum operating lease payments (including the aggregate total of the first three quarters of 2017 collected revenues of $668,385) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2017	$868,535
2018	828,433
2019	798,433
2020	798,433
2021	801,725
Thereafter	4,091,544
$8,187,103

At September 30, 2017 and December 31, 2016, rents and other receivables included $331,953 and $581,324, respectively, of unbilled percentage rents. As of September 30, 2017, all of the 2016 percentage rents had been billed and collected.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$67,668	$66,825	$202,442	$200,421
Overhead allowance	5,460	5,391	16,334	16,169
Leasing commissions	36,055	9,099	126,820	9,099
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	1,009	1,252	1,513	1,764
	$110,192	$82,567	$349,609	$229,953

At September 30, 2017 and December 31, 2016, $1,009 and $1,242, respectively, was payable to the General Partner.

As of September 30, 2017 and December 31, 2016, TPG Finance Corp. owned 200 limited partnership interests of the Partnership. The President of the General Partner, Bruce A. Provo, is also the President of TPG Finance Corp., but he is not a shareholder of TPG Finance Corp.

As of September 30, 2017, the General Partner did not own any limited partnership interests in the Partnership. The following table identifies the beneficial ownership of Mr. Provo, who controls the General Partner and performs the functions of the Partnership’s principal executive officer. Mr. Provo is the only person performing the function of an executive officer of the Partnership who beneficially owns any limited partnership interests.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class Outstanding(3)
Limited Partnership Interest	Bruce A. Provo	200 (2)	0.43%

(1)	A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security.

(2)	Bruce A. Provo is deemed to have beneficial ownership of all of TPG Finance Corp.’s limited partnership interests in the Partnership due to his control as President of TPG Finance Corp.

(3)	Based on 46,280.3 limited partnership interests outstanding as of September 30, 2017.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2017, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three Month Period ended September 30, 2017	Three Month Period ended September 30, 2016	Nine Month Period ended September 30, 2017	Nine Month Period ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2017 and December 31, 2016 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the (“three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2017, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $207,820 of earnings has been credited to the Trust as of September 30, 2017. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September 30, 2017 and for the year ended December 31, 2016, there were no such transfers.

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

Investment Properties

As of September 30, 2017, the Partnership owned eleven Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease. The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. As of November 6, 2016, the Property in Martinez, GA was vacant, and as of December 15, 2016, this Property was held for sale. The Properties are located in a total of four states.

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

There were no building improvements capitalized during the three-month period ending September 30, 2017.

Net Income

Net income for the three-month periods ended September 30, 2017 and 2016 was $252,205 and $312,911, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2017 and 2016 was $5.39 and $6.70, respectively. Net income for the nine-month periods ended September 30, 2017 and 2016 was $378,092 and $440,847, respectively. Net income per limited partnership interest for the nine-month periods ended September 30, 2017 and 2016 was $8.08 and $9.43, respectively.

Net income for the three and nine-month periods ended September 30, 2017 and 2016 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three-month periods ended September 30, 2017 and 2016 were $255,933 and $295,305, respectively. Income from continuing operations for the nine-month periods ended September 30, 2017 and 2016 were $391,009 and $390,530, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2016 periods to the 2017 periods.

Three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016:

Operating Rental Income: Rental income for the three-month periods ended September 30, 2017 and 2016 was $464,430 and $455,430, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2017 and 2016 were $17,126 and $14,957, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase in the three-month period ended September 30, 2017 versus the three-month period ended September 30, 2016 is due primarily to the increase in registration/filing fees paid during the three-month period ended September 30, 2017 and the timing of payment of such expenses. These expenses were paid by the Partnership in the third quarter of 2017, whereas in the prior year, such expenses were paid in the first and second quarters.

Professional Services: Professional services expenses for the three-month periods ended September 30, 2017 and 2016 were $79,349 and $38,697, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase in the three-month period ended September 30, 2017 versus the three-month period ended September 30, 2016 is primarily the result of the legal and data processing costs related to the bi-annual consent solicitation conducted during the 2017 period and costs incurred to comply with the requirements of FINRA Rule 2340 related to the presentation of certain information included in account statements.

Nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016:

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2017 and 2016 was $1,000,338 and $989,671, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be approximately $888,480 for the year ending December 31, 2017 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults and/or the reclassification of any Properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2016 was $581,324, and management expects the year ending December 31, 2017 percentage rents to be higher than the prior fiscal year due to the increasing sales trends in the first nine months of 2017 for the Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the nine-month periods ended September 30, 2017 and 2016 was $4,177 and $4,397, respectively. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2017/2018 insurance year that is expected to be paid in the fourth quarter of 2017 also increases.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2017 and 2016 were $46,246 and $47,750, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2017 operating general and administrative expenses to be higher than the prior fiscal year’s expenses, primarily due to the printing and postage costs related to the bi-annual consent solicitation conducted in 2017.

Professional Services: Professional services expenses for the nine-month periods ended September 30, 2017 and 2016 were $235,589 and $232,767, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2017 operating professional services expenses will be higher than those incurred in the prior fiscal year due to various factors, including higher professional services expenses incurred related to the bi-annual consent solicitation, work related to the tenant leases, and higher investor relations fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2017 and 2016 were $640,955 and $786,053, respectively. The primary reason for the decrease during the 2017 period was the increase in leasing commissions paid during 2017 versus the same period in 2016.

Cash flows (used in) provided from investing activities for the nine-month periods ended September 30, 2017 and 2016 were ($3,128) and $44,960, respectively. The amount for the nine-month period ended September 30, 2016 represented the receipt of principal payments from the Buyers Note in relation to the 2009 sale of a property (such note is further discussed in Note 9). The Buyers Note was repaid in full in November, 2016 and therefore no payments were received during the nine months ended September 30, 2017.

For the nine-month period ended September 30, 2017, cash flows used in financing activities was $701,513 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $1,513. For the nine-month period ended September 30, 2016, cash flows used in financing activities was $831,764 and consisted of aggregate limited partner distributions of $830,000 and general partner distributions of $1,764. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $136,683 at September 30, 2017. Cash of $60,000, is anticipated to be used to fund the anticipated distribution to our limited partners for the 2017 third quarter, which is expected to be made on November 14, 2017, and cash of $38,843 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of September 30, 2017, the current eleven Properties were 91% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2017 and the fiscal year ended December 31, 2016, which we believe is a good indication of overall tenant quality and stability.

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

Eight of the eleven Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016, and as of December 15, 2016, this Property is held for sale. Operating base rents from these nine leases comprised approximately 85% of the total 2016 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2016, additional percentage rents totaled $581,324, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2016, the Partnership generated approximately 87% of its total operating revenues from those nine Properties. As of September 30, 2017, the eight Properties operated as Wendy’s restaurants exceeded 72% of the Partnership’s total Properties, both by asset value and number.

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

Disposition Policies

The General Partner intends that the Partnership will hold the Properties until such time as a sale or other disposition of the Properties appears to be advantageous to achieve the Partnership’s investment objectives or until it appears that such objectives will either currently not be met or not be met in the future. In deciding whether to sell Properties, the General Partner considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. At any time the General Partner may exercise its discretion as to whether and when to sell one or more Properties. However, there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination that currently is scheduled to occur on November 30, 2020 or if limited partners holding a majority of the limited partnership interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2017 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership’s business, to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on November 14, 2017, regarding the third quarter of 2017 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2017 and 2016, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2017 and 2016, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 14, 2017

