Form 10-K
period 2017-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2018-03-23
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2017, the Partnership had 1,296 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2017, the Partnership owned 11 Properties, located in a total of four states. 10 of the Properties are leased on a triple net basis primarily to, and operated by, franchisees of national, regional and local fast food, family style, and casual/theme restaurants under long-term leases.

At December 31, 2017, eight of the 11 Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). An additional Property was leased to Wendgusta until its lease expired on November 6, 2016; this Property is currently vacant. Operating base rents from these eight leases during the year ended December 31, 2017 comprised approximately 77% of the total 2017 operating base rents. During the year ended December 31, 2017, additional percentage rents were also generated from these eight Wendy’s properties and totaled $595,399. Additionally, those eight Properties exceeded 72% of the Partnership’s total Properties, both by historical asset value and number. As a result of the previously reported lease extension notices received by the Partnership in January 2017, all eight of the Properties that are currently leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2017.

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

The Partnership Agreement specifies that the Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding Interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners.

On February 15, 2018, the Partnership announced that the General Partner intends to seek affirmative consent from the limited partners to sell the Partnership’s assets, including all the Properties, and liquidate the Partnership. The proposed sale of assets, liquidation and dissolution is expected to be completed by December 31, 2018, and it requires affirmative consents from limited partners owning a majority of the outstanding Interests. Affirmative consents will be sought by a consent solicitation statement that the Partnership expects to file with the Securities and Exchange Commission by April 2018.

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

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (five percent to eight percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties, except for the Property leased to the franchisee of a Kentucky Fried Chicken restaurant (“KFC”) in Santa Fe, New Mexico. KFC is located on land where the Partnership has entered into a long-term ground lease, as lessee, which is set to expire on June 30, 2018. Although the Partnership has the option to extend the ground lease for two additional ten year periods, the Partnership does not expect to exercise its option to extend this ground lease. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property.

The Partnership owned the following Properties as of March 23, 2018:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
10/10/88	Kentucky Fried Chicken (4) 1014 S St Francis Dr Santa Fe, NM	Palo Alto, Inc.	$451,230	$60,000	06-30-2018	None
12/22/88	Wendy’s (5) 1721 Sam Rittenberg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920	11-6-2026	(2)
12/22/88	Wendy’s (6) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160	11-6-2026	None
02/21/89	Wendy’s (6) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780	11-6-2026	None
02/21/89	Wendy’s (6) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2026	None
02/21/89	Wendy’s (7) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200	11-6-2026	(2)
02/21/89	Wendy’s (7) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333	11-6-2026	(2)
03/14/89	Wendy’s (6) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480	11-6-2026	None
12/29/89	Wendy’s (6) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2026	None
12/29/89	VACANT (8) 3859 Washington Rd Martinez, GA	N/A	633,750	-	N/A	N/A
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000	08-31-2027	(3)
			$7,673,915	$858,433

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease an additional period of five years.
(3)	The tenant has the option to extend the lease one additional period of five years.
(4)	Ownership of lessee’s interest is under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.
(5)	One of the 11 Properties owned as of December 31, 2017 was leased to Wendcharles II. Since more than 72% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 31, 2017 and December 25, 2016. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(6)	Five of the 11 Properties owned as of December 31, 2017 were leased to Wendgusta. Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 31, 2017 and December 25, 2016. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(7)	Two of the 11 Properties owned by the Partnership as of December 31, 2017 were leased to Wendcharles I. Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 31, 2017 and December 25, 2016. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.
(8)	The lease for this Property expired on November 6, 2016.

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

Applebee’s - Columbus, OH Property

Effective September 1, 2017, the tenant for the Property operated as an Applebee’s restaurant signed a ten year lease renewal for that Property. The new lease expiration date is August 31, 2027. The lease for that Property now provides for a monthly rent of $11,500 and a percentage rent of 6% over $2,300,000 in annual sales. The lease now also includes a single option to extend the lease for an additional five years. If the extension option is exercised, monthly rent during that period will be $13,915 and the percentage rent breakpoint of 6% will be for over $2,500,000 in annual sales.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership owns one restaurant located on a parcel of land where it has entered into a long-term ground lease, as lessee, which is set to expire on June 30, 2018. The Partnership has the option to extend the ground lease for two additional ten year periods. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, KFC, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 23, 2018, there were 1,245 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. During 2017 and 2016, $760,000 and $970,000, respectively, were distributed in the aggregate to the limited partners. The General Partner received aggregate distributions of $2,751 and $3,006 in 2017 and 2016, respectively.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our ability to consummate the proposed sale of assets and liquidation of the Partnership;

●	the expected timing and effects of the proposed sale of assets and liquidation;

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our decisions and policies with respect to the potential retention or disposition of one or more Properties;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary identify new tenants; and

●	our future capital expenditures.

Forward-looking statements may ultimately differ materially from the actual results. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, and lack of suitable buyers and offers for the Properties and other factors that could result in our inability to realize full value for limited partners upon disposition of the Partnership’s assets, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Recent Developments

On February 15, 2018, the Partnership announced that the General Partner intends to seek affirmative consent from the limited partners to sell the Partnership’s assets, including all the Properties, and liquidate the Partnership. The proposed sale of assets and liquidation is expected to be completed by December 31, 2018, and it requires affirmative consents from limited partners owning a majority of the outstanding Interests. Affirmative consents will be sought by a consent solicitation statement that the Partnership expects to file with the SEC by April 2018.

Investment Properties

As of December 31, 2017, the Partnership owned 11 Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease (see Item 2 above). The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. The Property in Martinez, GA is vacant and, as of December 15, 2016, this Property has been held for sale. The Properties are located in a total of four states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2017 or 2016.

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

Further Information

A summary of significant developments as of December 31, 2017, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2017 and 2016 were $687,499 and $751,253, respectively. Net income per Interest for the fiscal years ended December 31, 2017 and 2016 were $14.71 and $16.07, respectively.

Net income for the fiscal years ended December 31, 2017 and 2016 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without effecting total net income. When Properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income from continuing operations for the fiscal years ended December 31, 2017 and 2016 were $703,481 and $688,279, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2017 as compared to fiscal year ended December 31, 2016:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2017 and 2016 was $1.484 and $1.461 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The slight increase in 2017 compared to 2016 is due to the continued increase in reported sales for tenants who had reached their sales breakpoint stipulated in their respective leases.

Management expects total base operating rental income to be approximately $828,000 for the 2018 fiscal year based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2017 and 2016 were $595,399 and $581,324, respectively. Management expects percentage rents for the fiscal year ending December 31, 2018 to be comparable to those received in 2017 due to the expected continued increase in sales from the tenants operating Wendy’s restaurants.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2017 and 2016 were $270,110 and $267,246, respectively. The General Partner receives a fee for managing the Partnership, and this fee changes each year based on the Consumer Price Index. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2017 and 2016 was approximately $6,000. Insurance expense was comprised of general liability insurance. Each tenant is responsible for insurance protection and the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For the fiscal year ending December 31, 2018, management expects operating insurance expense to again be approximately $6,000. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2018/2019 insurance year, which is expected to be paid in the fourth quarter of 2018.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2017 and 2016 were $61,356 and $59,631, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2017 were higher than in the fiscal year ended December 31, 2016, primarily due to increased income tax expense and registration/filing fees. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2018 to be marginally higher than for the fiscal year ended December 31, 2017 due to an expected increase in postage and printing costs.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2017 and 2016 were $282,927 and $285,421, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2018 will be higher than incurred for the fiscal year ended December 31, 2017 as a result of higher investor relations, title search and legal fees that are expected in connection with the proposed sale of assets, liquidation and dissolution of the Partnership.

Note Receivable Interest Income: Note receivable interest income for the fiscal years ended December 31, 2017 and 2016 was $0 and $2,093, respectively. The interest income was comprised of interest associated with the Buyers Note, which was paid in full as of November 1, 2016. See Note 9 Note Receivable for further information regarding the Buyers Note.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2017 and 2016, the Partnership recognized (loss) income from discontinued operations of ($15,982) and $62,974, respectively. The (loss) income from discontinued operations was attributable to the Martinez, GA property which has been held for sale as of December 15, 2016 and was vacant throughout the 2017 fiscal year. See the components of discontinued operations included in the statements of income for the years ended December 31, 2017 and 2016 in Note 2 Investment Properties and Property Held for Sale.

The General Partner anticipates that there will be approximately $15,000 in discontinued operations expenditures in 2018 because the Martinez, GA Property is classified as property held for sale.

Cash Flow Analysis

Net cash flows provided by continuing operating activities for the fiscal years ended December 31, 2017 and 2016 were $727,167 and $794,968, respectively. Cash flows from operating activities was lower in 2017 primarily due to unusually high payments of leasing commissions, as compared to historic leasing commissions paid in previous years, related to the eight lease extensions during the 2017 calendar year. Cash (used in) provided from discontinued operations for the fiscal years ended December 31, 2017 and 2016 were ($15,982) and $75,980, respectively

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows (used in) provided from investing activities for the fiscal years ended December 31, 2017 and 2016 were ($3,129) and $55,636, respectively. The 2016 amounts were comprised entirely of note receivable principal payments and earnings from the indemnification trust account. The 2017 amounts were comprised entirely of earnings from the indemnification trust account.

For the fiscal year ended December 31, 2017, cash flows used in financing activities were $762,751 and consisted of aggregate limited partner distributions of $760,000 and General Partner distributions of $2,751. For the fiscal year ended December 31, 2016, cash flows used in financing activities were $973,006 and consisted of aggregate limited partner distributions of $970,000 and General Partner distributions of $3,006. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $750,000 during 2018, but this will increase to the extent that proceeds are received from the previously announced proposed sale of the Partnership’s assets.

Liquidity and Capital Resources

The Partnership’s cash balance was $145,674 at December 31, 2017. Cash of $100,000 was used to fund the fourth quarter of 2017 aggregate distribution paid to limited partners in February of 2018. Cash of approximately $30,000 is anticipated to be used in 2018 for the payment of quarter-end accrued liabilities which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of December 31, 2017 and 2016, the Properties were leased 91%. In addition, the Partnership collected 100% of its base rent from current operating tenants for the fiscal years ended December 31, 2017 and 2016, which we believe is a good indication of overall tenant quality and stability. The only lease set to expire during 2018 is the ground lease in Palo Alto, NM. The Partnership does not expect to renew this ground lease, and the General Partner is expected to explore strategic options with respect to this Property. In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026. See Item 2, Properties for further information regarding Properties with significant developments.

Eight of the 11 Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016. Operating base rents from these eight leases comprised approximately 77% of the total 2017 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2017, additional percentage rents totaled $595,399, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2017, the Partnership generated approximately 86% of its total operating revenues from those eight Properties.

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

Disposition Policies

In deciding whether to sell a Property, management considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership dissolution currently scheduled for November 30, 2020 pursuant to the Partnership Agreement, or if limited partners holding a majority of the Interests vote to liquidate and dissolve the Partnership in response to a formal consent solicitation to liquidate the Partnership.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 40% of operating rental income for the fiscal year ended December 31, 2017, and 39% of operating rental income for the fiscal years ended December 31, 2016. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 8. Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

Report of Independent Registered Public Accounting Firm

805 Third Avenue 14TH Floor New York, NY 10022 212.838.5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and the Advisory Board

DiVall Insured Income Properties 2 Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the “Company”) as of December 31, 2017 and 2016, and the related statements of income, partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of some events, as described in Note 1 to the accompanying financial statement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

New York, New York

March 23, 2018

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA Alliance with offices in major cities worldwide

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2017 and 2016

ASSETS

	December 31, 2017	December 31, 2016
INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,527,947
Buildings	4,101,067	4,101,067
Accumulated depreciation	(3,745,299)	(3,621,157)

Net investment properties	$2,883,715	$3,007,857

OTHER ASSETS:

Cash	$145,674	$200,369
Cash held in Indemnification Trust (Note 8)	457,821	454,692
Security deposits escrow	64,513	64,355
Rents and other receivables	595,399	581,324
Deferred tenant award proceeds escrow	85,617	107,095
Prepaid insurance	5,187	11,135
Utility deposit	6,530	6,530
Properties held for sale	317,151	317,151
Deferred charges, net	210,593	113,787
Total other assets	$1,888,485	$1,856,438

Total assets	$4,772,200	$4,864,295

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2017 and 2016

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2017	December 31, 2016
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,507	$25,399
Due to General Partner (Note 5)	1,238	1,242
Deferred rent	84,130	106,077
Security deposits	64,340	64,340
Unearned rental income	5,000	5,000

Total current liabilities	$185,215	$202,058

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$365,316	$358,441
Cumulative cash distributions	(151,449)	(148,698)
	$213,867	$209,743
Limited Partners (46,280.3 interests outstanding at December 31, 2017 and December 31, 2016)

Capital contributions	$46,280,300	$46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,532,147	41,851,523
Cumulative cash distributions	(76,677,268)	(75,917,268)
	$5,213,347	$5,292,723
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,586,985	$4,662,237

Total liabilities and partners’ capital	$4,772,200	$4,864,295

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2017 and 2016

	2017	2016

OPERATING REVENUES:
Rental income (Note 4)	$1,483,879	$1,461,150
TOTAL OPERATING REVENUES	$1,483,879	$1,461,150
EXPENSES:
Partnership management fees (Note 5)	$270,110	$267,246
Insurance	5,643	5,862
General and administrative	61,356	59,631
Advisory Board fees and expenses	10,500	10,500
Professional services	282,927	285,421
Depreciation	124,142	124,141
Amortization	30,014	26,022
TOTAL OPERATING EXPENSES	$784,692	$778,823
OTHER INCOME
Other interest income	$4,294	$3,859
Note receivable interest income (Note 9)	-	2,093
TOTAL OTHER INCOME	4,294	5,952
INCOME FROM CONTINUING OPERATIONS	$703,481	$688,279
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (Note 2)	(15,982)	62,974

NET INCOME	$687,499	$751,253
NET INCOME- GENERAL PARTNER	6,875	7,513
NET INCOME- LIMITED PARTNERS	680,624	743,740

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$15.05	$14.72
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(0.34)	$1.35
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$14.71	$16.07

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2017 and 2016

	General Partner			Limited Partners
				Capital
	Cumulative Net Income	Cumulative Cash Distributions	Total	Contributions,Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2015	$350,928	$(145,692)	$205,236	$39,358,468	$41,107,783	$(74,947,268)	$(840,229)	$4,678,754	$4,883,990

Cash Distributions ($20.96 per limited partnership interest)	-	(3,006)	(3,006)	-	-	(970,000)	-	(970,000)	(973,006)
Net Income	7,513		7,513		743,740			743,740	751,253
BALANCE AT DECEMBER 31, 2016	$358,441	$(148,698)	$209,743	$39,358,468	$41,851,523	$(75,917,268)	$(840,229)	$4,452,494	$4,662,237
Cash Distributions ($20.96 per limited partnership interest)	-	(2,751)	(2,751)	-	-	(760,000)	-	(760,000)	(762,751)
Net Income	6,875		6,875		680,624			680,624	687,499
BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$703,481	$688,279
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154,156	150,163
Changes in operating assets and liabilities:
Increase in rents and other receivables	(14,075)	(32,034)
(Increase) Decrease in security deposit escrow	(158)	6,262
Decrease in property tax cash escrow	-	3,931
Decrease (Increase) in prepaid insurance	5,948	(6,250)
Increase in utility deposit	-	(6,530)
Decrease in accounts payable and accrued expenses	5,108	12,045
Decrease in property tax payable	-	(3,006)
Decrease in deferred award escrow	(469)	(2,519)
Payment of leasing commission	(126,820)	(9,099)
Security deposit refund	-	(6,100)
Decrease in due to General Partner	(4)	(174)
Net cash from operating activities	$727,167	$794,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(3,129)	(1,521)
Note receivable, principal payment received	-	57,157
Net cash (used in) provided from investing activities	$(3,129)	$55,636

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(760,000)	(970,000)
Cash distributions to General Partner	(2,751)	(3,006)

Net cash used in financing activities	$(762,751)	$(973,006)

CASH (USED IN) PROVIDED FROM DISCONTINUED OPERATIONS	(15,982)	75,980
NET DECREASE IN CASH	(54,695)	(46,422)
CASH AT BEGINNING OF YEAR	200,369	246,791
CASH AT END OF YEAR	$145,674	$200,369
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests (closed on February 22, 1990, with 46,280.3 limited partnership interests (“Interests”) having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2017, the Partnership owned 11 Properties, which are located in a total of four states.

The Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the nine odd numbered years from 2001 through 2017, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

As of December 31, 2017 and 2016 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2017 and 2016, accumulated amortization amounted to $33,843 and $186,850, respectively. Fully amortized deferred charges of $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2016.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2017, eight of the Partnership’s 11 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 52%, 17% and 9%, respectively, of the Partnership’s total 2017 operating base rents reflected for the fiscal year ended December 31, 2017.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2017 and 2016.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2017 and 2016. See Note 10 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2017, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2017 financial statements by approximately $6,696,215.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2017 (Unaudited)	2016 (Unaudited)
Net income, per statements of income	$687,499	$751,253
Book to tax depreciation difference	(53,932)	(43,231)
Tax over (under) Book gain from asset disposition	-	-
Straight line rent adjustment	-	-
Penalties	-	-
Prepaid rent	(21,947)	(21,947)
Bad Debts	-	-
Other expense/deduction items with differences	-	-
Net income for tax reporting purposes	$611,620	$686,075

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2014.

Ohio - Commercial Activates Tax CAT

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000.00 per calendar year are subject to the CAT tax. Such “taxable gross receipts”, include I) gross rents and royalties from real property located in Ohio, and 2) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of$150.00. Since the Partnership has not had gross receipts in excess of $150,000 for the periods ended December 31, 2017and 2016, the CAT tax is not applicable to the Company for the periods indicated.

2. INVESTMENT PROPERTIES AND PROPERTY HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of December 31, 2017, the Partnership owned 11 Properties that contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. Following its lease expiration on November 6, 2016, the Martinez, GA Property is vacant. The 11 Properties are located in a total of four states.

A summary of significant developments as of December 31, 2017, by Property, for Properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2017 and 2016, the Partnership recognized (loss) income from discontinued operations of ($15,982) and $62,974, respectively. The income or (loss) from discontinued operations was attributable to the vacant Martinez, GA Property held for sale as of December 15, 2016 and that was vacant throughout the fiscal year ended December 31, 2017.

The components of property held for sale in the balance sheets as of December 31, 2017 and 2016 are outlined below:

	December 31, 2017	December 31, 2016

Balance Sheet:
Land	$266,175	$266,175
Buildings, net	50,976	50,976
Properties held for sale	$317,151	$317,151

The components of discontinued operations included in the statements of income for the years ended December 31, 2017 and 2016 are outlined below:

	December 31, 2017	December 31, 2016
Revenues
Base Rent	$-	$71,483
Percentage Rent	-	10,251
Total Revenues	$-	$81,734

Expenses
Insurance	$1,426	$1,250
Property tax expense	6,078	872
Maintenance expense	6,828	1,132
Depreciation	-	10,702
Amortization	-	2,304
Appraisals	1,650	2,500
Total Expenses	$15,982	$18,760

Net Income from Discontinued Operations	$(15,982)	$62,974

3. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The November 9, 2009 amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of December 31, 2017, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2018	$828,433
2019	798,433
2020	798,433
2021	801,725
2022	820,380
Thereafter	3,271,163
$7,318,567

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2017, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2017, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.26% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2017, the minimum monthly Base Fee paid by the Partnership was raised to $22,556 and the maximum monthly Expense reimbursement was increased to $1,820.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2017 and 2016, are as follows:

	Incurred for the Year ended December 31, 2017	Incurred for the Year ended December 31, 2016

General Partner
Management fees	$270,110	$267,246
Overhead allowance	21,794	21,560
Leasing commissions	126,820	9,099
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	2,751	3,006
	$423,975	$303,411

At December 31, 2017 and 2016, $1,238 and $1,242, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2017, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2017 and 2016, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2017, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $207,821 of earnings has been credited to the Trust as of December 31, 2017. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2017 and 2016, there were no such transfers.

11. SUBSEQUENT EVENTS

On February 15, 2018, the Partnership made a distribution to the limited partners of $100,000 in the aggregate, which amounted to $2.16 per Interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Controls and Procedures

As of December 31, 2017, the Partnership’s management, including the persons performing the functions of principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2017. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2017, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Bruce A. Provo, Age 67 - President, Founder and Director, TPG.

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

As of December 31, 2017, Jesse Small was a beneficial owner of more than 10% of the outstanding Partnership Interests. One Form 4, which reported one transaction effected during 2017, was filed late by Mr. Small in 2017.

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

See Item 13, below, and Note 5 to the Financial Statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners. The principal executive officer of the General Partner is not directly compensated by the Partnership for controlling the affairs of the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 23, 2018. Based on information known to the Partnership and filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	6,665.34	14.40%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	3,827.925	8.27%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

(1)	Based on 46,280.3 Interests outstanding as of March 23, 2018.

(b) As of March 23, 2018, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2017, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.26% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2017, the minimum monthly Base Fee paid by the Partnership was raised to $22,556 and the maximum monthly Expense reimbursement was raised to $1,820.

Additionally, TPG, or its affiliates, are allowed up to one-half of the commissions customarily charged by other brokers in arm’s-length sales transactions involving comparable properties in the same geographic area, but such TPG commissions are not to exceed three percent of the contract price on the sale of an investment property. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners. See Note 7 to the financial statements for further information.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2017 and 2016:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2017	December 31, 2016
Management fees	$270,110	$267,246
Overhead allowance	21,794	21,560
Leasing commissions	126,820	9,099
Direct Cost Reimbursement	2,500	2,500
Cash Distributions	2,751	3,006
	$423,975	$303,411

Item 14. Principal Accountant Firm Fees and Services

RBSM, LLP serves as the Partnership’s independent registered public accountants.

Audit Fees

Aggregate billings during the fiscal years ended December 31, 2017 and 2016, for audit and interim review services provided to the Partnership by its principal accounting firm, RBSM, LLP, amounted to $47,400 and $48,350, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2017 and 2016, RBSM, LLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during the fiscal years ended December 31, 2017 and 2016 were $26,650 and $26,000, respectively, provided by RSM US, LLP (“RSM”).

All Other Fees

For the fiscal years ended December 31, 2017 and 2016, neither RSM nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

		The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

		Report of Independent Registered Public Accounting Firm

		Balance Sheets at December 31, 2017 and 2016

		Statements of Income for the Years Ended December 31, 2017 and 2016

		Statements of Partners’ Capital for the Years Ended December 31, 2017 and 2016

		Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

		Notes to Financial Statements

	2.	Financial Statement Schedule

		Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2017

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

	3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

	3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 31, 2017 and December 25, 2016 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 31, 2017 and December 25, 2016 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 31, 2017 and December 25, 2016 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Statements of Income for the years ended December 31, 2017 and 2016, (iii) Statement of Cash Flows for the years ended December 31, 2017 and 2016, and (v) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						Life on which
											Depreciation in
				Costs							latest statement
			Building	Capitalized Subsequent							of operations
			and	to		Building and		Accumulated	Date of	Date	is computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Santa Fe, NM	$-	$-	$451,230	$-	$-	$451,230	$451,230	$418,036	-	10/10/1988	31.5
Augusta, GA (1)	-	215,416	434,176	-	213,226	434,176	647,402	401,805	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	299,067	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	344,939	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	366,037	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	272,114	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	234,853	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	420,086	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	365,592	-	12/29/1989	31.5
Martinez, GA (3)	-	266,175	367,575	-	-	-	-	-	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	622,770	-	6/1/1990	31.5
	$-	$2,830,303	$4,468,642	$-	$2,527,947	$4,101,067	$6,629,014	$3,745,299

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.
(3)	In the Fourth Quarter of 2016, the property was classified as held for sale

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2017	Year Ended December 31, 2016	Accumulated Depreciation	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance at beginning of year	$6,629,014	$7,262,764	Balance at beginning of year	$3,621,157	$3,802,913

Additions:			Additions charged to costs and expenses	124,142	134,843
Deletions:
Vacant- Martinez, GA property held for sale (1)		(633,750)	Vacant- Martinez, GA property held for sale (1)		(316,599)
Balance at end of year	$6,629,014	$6,629,014	Balance at end of year	$3,745,299	$3,621,157

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

Dated: [March 23, 2018]

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

Date: [March 23, 2018]

