Form 10-Q
period 2018-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2018-05-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FOR THE PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2018 and December 31, 2017

ASSETS

	March 31, 2018	December 31, 2017
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,527,947	$2,527,947
Buildings	4,101,067	4,101,067
Accumulated depreciation	(3,776,334)	(3,745,299)

Net investment properties	$2,852,680	$2,883,715

OTHER ASSETS:

Cash	$724,494	$145,674
Cash held in Indemnification Trust (Note 8)	460,444	457,821
Security deposits escrow	64,553	64,513
Rents and other receivables	-	595,399
Deferred tenant award proceeds escrow	80,232	85,617
Prepaid insurance	5,901	5,187
Utility deposit	6,530	6,530
Properties held for sale	317,151	317,151
Deferred charges, net	204,574	210,593
Total other assets	$1,863,879	$1,888,485

Total assets	$4,716,559	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2018 and December 31, 2017

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2018	December 31, 2017
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,778	$30,507
Property tax payable	1,545	-
Due to General Partner (Note 5)	-	1,238
Deferred rent	78,643	84,130
Security deposits	64,340	64,340
Unearned rental income	-	5,000

Total current liabilities	$285,306	$185,215

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$364,759	$365,316
Cumulative cash distributions	(151,449)	(151,449)
	$213,310	$213,867
Limited Partners (46,280.3 interests outstanding at March 31, 2018 and December 31, 2017)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,476,972	42,532,147
Cumulative cash distributions	(76,777,268)	(76,677,268)
	$5,058,172	$5,213,347
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,431,253	$4,586,985

Total liabilities and partners’ capital	$4,716,559	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$220,095	$223,132
TOTAL OPERATING REVENUES	$220,095	$223,132
EXPENSES:
Partnership management fees (Note 5)	$68,148	$67,106
Insurance	1,465	1,246
General and administrative	21,088	18,163
Advisory Board fees and expenses	2,625	2,625
Professional services	144,875	97,054
Depreciation	31,035	31,035
Amortization	6,019	6,255
TOTAL OPERATING EXPENSES	$275,255	$223,484
OTHER INCOME
Other interest income	2,997	1,503
TOTAL OTHER INCOME	$2,997	$1,503
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(52,163)	$1,151
LOSS FROM DISCONTINUED OPERATIONS (Note 2)	$(3,569)	$(3,471)

NET LOSS	$(55,732)	$(2,320)
NET LOSS - GENERAL PARTNER	$(557)	$(23)
NET LOSS - LIMITED PARTNERS	$(55,175)	$(2,297)

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1.12)	$0.02
LOSS FROM DISCONTINUED OPERATIONS	$(0.07)	$(0.07)
NET LOSS PER LIMITED PARTNERSHIP INTEREST	$(1.19)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2018 and 2017

	Three Months Ended
	3/31/18	3/31/17
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(52,163)	$1,151
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,054	37,290
Changed in operating assets and liabilities
Decrease in rents and other receivables	595,399	581,324
Increase in security deposit escrow	(40)	(37)
(Increase) Decrease in prepaid insurance	(714)	6,506
Increase in accounts payable and accrued expenses	110,271	24,542
Increase in property tax payable	1,545	1,500
(Decrease) Increase in deferred award escrow	(102)	1,709
Payment of leasing commission	-	(90,765)
Decrease in due to General Partner	(1,238)	(1,242)
Decrease in prepaid rent	(5,000)	-
Cash used in discontinued operations - operating activities	(3,569)	(3,471)
Net cash from operating activities	$681,443	$558,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(2,623)	$(1,115)
Net cash used in investing activities	$(2,623)	$1,115)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(100,000)	$(100,000)
Cash distributions to General Partner	-	-
Net cash used in financing activities	$(100,000)	$(100,000)

NET INCREASE IN CASH	$578,820	$457,392
CASH AT BEGINNING OF PERIOD	145,674	200,369
CASH AT END OF PERIOD	$724,494	$657,761
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2017 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2018.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, for any other interim period, or for any other future year.

The condensed balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of March 31, 2018, the Partnership owned eleven Properties, which are located in a total of four states.

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”), stipulates that the Partnership is scheduled to be dissolved on November 30, 2020, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the approval of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining general partner, unless an additional general partner is elected previously by the limited partners. The Partnership continues to operate as a going concern. See Note 10 for subsequent event disclosure regarding the approval of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership.

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

Based on an analysis of specific accounts and historical experience, as of March 31, 2018 and December 31, 2017, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2018 and December 31, 2017, accumulated amortization amounted to $30,763 and $24,744, respectively. Fully amortized deferred charges of $9,099 and $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2017 and 2016, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the County of Charleston’s partial taking of a portion of the Mt. Pleasant, SC property that are being paid to the tenant ratably over 99 months beginning August 1, 2013.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2018, eight of the Partnership’s eleven Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 52%, 17% and 9%, respectively, of the total operating base rents reflected as of March 31, 2018.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month periods ended March 31, 2018 and 2017.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2018 and the year ended December 31, 2017. See Note 9 for further disclosure.

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

As of March 31, 2018, the Partnership owned eleven Properties that contained fully constructed fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. Following its lease expiration on November 6, 2016, the Martinez, GA Property is vacant. The eleven Properties are located in a total of four states.

Discontinued Operations

During the three month periods ended March 31, 2018 and 2017, the Partnership recognized a loss from discontinued operations of $(3,569) and $(3,471), respectively. The loss from discontinued operations was attributable to the Martinez, GA Property, which has been vacant since the fourth quarter of 2016. As of December 15, 2016, the Martinez, GA Property was deemed to be held for sale.

The components of property held for sale in the balance sheets as of March 31, 2018 and December 31, 2017 are outlined below:

	March 31, 2018	December 31,2017

Balance Sheet:
Land	$266,175	$266,175
Buildings, net	50,976	50,976
Properties held for sale	$317,151	$317,151

The components of discontinued operations included in the statements of income for the three months ended March 31, 2018 and 2017 are outlined below:

	March 31, 2018	March 31, 2017
Revenues
Base Rent	$-	$-
Total Revenues	$-	$-

Expenses
Insurance	$798	$518
Property tax expense	1,545	1,500
Maintenance expense	1,226	1,453
Total Expenses	$3,569	$3,471
Net Loss from Discontinued Operations	$(3,569)	$(3,471)

3. PARTNERSHIP AGREEMENT:

The Partnership Agreement was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests. See Note 10 for subsequent event disclosure regarding the approval of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership.

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

4. LEASES:

Original lease terms for the Properties were generally five to twenty years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned on a straight-line basis and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of March 31, 2018, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2018 collected revenues of $220,095) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2018	$828,433
2019	798,433
2020	798,433
2021	801,725
2022	820,380
Thereafter	3,271,163
$7,318,567

At March 31, 2018 and December 31, 2017, rents and other receivables included $0 and $595,399, respectively, of unbilled percentage rents. As of March 31, 2018, all of the 2017 percentage rents had been billed and collected.

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2017, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2018, the minimum annual Base Fee and the maximum Expenses reimbursement increased by 2.13% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2018, the minimum annual Base Fee paid by the Partnership was raised to $276,432 and the maximum annual Expenses reimbursement was increased to $22,308.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Incurred for the Three Months Ended March 31, 2018	Incurred for the Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
General Partner
Management fees	$68,148	$67,106
Overhead allowance	5,499	5,414
Leasing commissions	-	90,765
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	-	-
	$76,147	$165,785

At March 31, 2018 and December 31, 2017, $0 and $1,238, respectively, was payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2018, Jesse Small, an Advisory Board Member, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2018 and 2017 are as follows:

	Incurred for the Three Month Period ended March 31, 2018	Incurred for the Three Month Period ended March 31, 2017
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2018 and December 31, 2017 there were no outstanding Advisory Board Fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2018, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $210,444 of earnings has been credited to the Trust as of March 31, 2018. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2018 and the year ended December 31, 2017, there were no such transfers.

10. SUBSEQUENT EVENTS:

On April 5, 2018, the Partnership filed with the Securities and Exchange Commission and distributed to limited partners a consent solicitation statement, pursuant to which the Partnership is soliciting the affirmative consent of limited partners to a sale of the Partnership’s assets, and a subsequent liquidation and dissolution of the Partnership.

As of the date of this report, the Partnership has already received the required affirmative consents from holders of a majority of the outstanding limited partner interests to approve the proposed sale of assets and liquidation. Limited partners may continue to provide consent cards until the previously disclosed consent deadline of May 18, 2018. The proposed sale of assets and liquidation is expected to be completed by December 31, 2018.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our decisions and policies with respect to the disposition of Properties and the subsequent liquidation and dissolution of the Partnership;

●	our expectations regarding financial condition or results of operations in future periods;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies;

●	our ability to collect rents on our leases;

●	future capital expenditures; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, the inability of the General Partner to find a suitable purchaser for the Properties, the inability to agree on an acceptable purchase price or contract terms, a decrease in the financial performance of the Properties, the discovery of an environmental condition impacting one or more of the Properties, the inability to realize value for limited partners upon disposition of the Partnership’s assets, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31 2017, and other reports we file with the SEC.

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

Recent Developments

On April 5, 2018, the Partnership filed with the SEC and distributed to limited partners a consent solicitation statement, pursuant to which the Partnership is soliciting the affirmative consent of limited partners to a sale of the Partnership’s assets, and a subsequent liquidation and dissolution of the Partnership.

As of the date of this report, the Partnership has already received the required affirmative consents from holders of a majority of the outstanding limited partner interests to approve the proposed sale of assets and liquidation. Limited partners may continue to provide consent cards until the previously disclosed consent deadline of May 18, 2018. The proposed sale of assets and liquidation is expected to be completed by December 31, 2018.

Investment Properties

As of March 31, 2018, the Partnership owned eleven Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property is located on a parcel of land which is subject to a ground lease. The current tenants are franchisees of casual restaurants and as a result the following are operated at the Properties: eight Wendy’s restaurants, an Applebee’s restaurant, and a KFC restaurant. Following its lease expiration on November 6, 2016, the Property in Martinez, GA is vacant, and as of December 15, 2016, this Property has been held for sale. The Properties are located in a total of four states.

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

Such taxes, insurance and ground rent are accrued in the period in which the liability is incurred. The Partnership leases one Property to a restaurant which is located on a parcel of land in Santa Fe, New Mexico where the Partnership holds a long-term ground lease, as lessee, which is set to expire on June 30, 2018. The Partnership does not expect to exercise its option to renew this ground lease, and the General Partner is expected to explore strategic options with respect to this Property. As a result, the Santa Fe, New Mexico Property is not included among the ten Properties that are expected to be sold pursuant to the planned sale of the Partnership’s assets. The Partnership owns all improvements constructed on the land (including the building and improvements) until the termination of the ground lease, at which time all constructed improvements will become the land owner’s property. The tenant, the operator of a KFC restaurant, is responsible for the $3,400 per month ground lease payment per the terms of its lease with the Partnership.

There were no building improvements capitalized during the three month period ending March 31, 2018.

Net Income

Net loss for the three month periods ended March 31, 2018 and 2017 were $(55,732) and $(2,320), respectively. Net loss per limited partnership interest for the three month periods ended March 31, 2018 and 2017 were $(1.19) and $(0.05), respectively.

This is primarily the result of an increase in the usage of outside professional services in the first quarter of 2018 compared to the first quarter of 2017 in connection with the proposed sale of the Partnership’s assets.

Results of Operations

(Loss) Income from continuing operations for the three month periods ended March 31, 2018 and 2017 was $(52,163) and $1,151, respectively.

Three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017:

Operating Rental Income: Rental income for the three month periods ended March 31, 2018 and 2017 was $220,095 and $223,132, respectively. The rental income was comprised primarily of monthly lease obligations.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2018 and 2017 were $21,088 and $18,163, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 is due primarily to fees in connection with the proposed sale of the Partnership’s assets.

Professional Services: Professional services expenses for the three month periods ended March 31, 2018 and 2017 were $144,875 and $97,054, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 is due primarily to increased legal and audit fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2018 and 2017 were $681,443 and $558,507, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to the payment of leasing commissions during the first quarter of 2017, but offset, in part, by the decreased net income during the first quarter of 2018 compared to the first quarter of 2017.

Cash flows used in investing activities for the three month periods ended March 31, 2018 and 2017 were $(2,623) and $(1,115), respectively. These amounts represented the interest earned on the indemnification trust account.

For the three month period ended March 31, 2018 and 2017 cash flows used in financing activities was $100,000 and consisted of aggregate Limited Partner distributions of $100,000. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $724,494 at March 31, 2018. Cash of $450,000 is anticipated to be used to fund the 2018 first quarter aggregate distribution to limited partners on or about May 15, 2018, and cash of approximately $142,323 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity historically have been for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties will primarily provide the sources for future Partnership liquidity and Limited Partner distributions of cash flows from operations. In addition, Management anticipates that cash generated through expected sale of Properties will primarily provide the source for liquidating distributions to limited partners. The Partnership is in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt with respect to the on-going operations of the Properties are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our Limited Partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2018, the current eleven Properties were leased 91%. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended March 31, 2018 and the fiscal year ended December 31, 2017, which we believe is a good indication of overall tenant quality and stability.

The only lease set to expire during 2018 is in Santa Fe, NM where the Partnership holds a long-term ground lease, as lessee, which is set to expire on June 30, 2018. The Partnership does not expect to exercise its option to renew this ground lease, and the General Partner is expected to explore strategic options with respect to this property. In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

Eight of the eleven Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 77% of the total 2017 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2017, additional percentage rents totaled $595,399, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2017, the Partnership generated approximately 86% of its total operating revenues from those eight Properties. As of March 31, 2018, the eight Properties operated as Wendy’s restaurants exceeded 72% of the Partnership’s total Properties, both by asset value and number.

Since more than 72% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered material to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 31, 2017 and December 25, 2016. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2017 Annual Report on Form 10-K, filed with the SEC on March 23, 2018. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

Disposition Policies

The General Partner has historically planned to hold the Properties until such time as a sale or other disposition appeared to be advantageous to achieve the Partnership’s investment objectives or until it appeared that such objectives would not be met. In deciding whether to sell Properties, the General Partner has considered factors including, but not limited to, potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations.

As previously disclosed, on April 5, 2018, the Partnership filed with the SEC and distributed to Limited Partners a consent solicitation statement, pursuant to which the Partnership is soliciting the affirmative consent of limited partners to a sale of the Partnership’s assets, and a subsequent liquidation and dissolution of the Partnership. As of the date of this report, the Partnership has already received the required affirmative consents from holders of a majority of the outstanding limited partnership interests to approve the proposed sale of assets and liquidation. Limited partners may continue to provide consent cards until the previously disclosed consent deadline of May 18, 2018. The proposed sale of assets and liquidation is expected to be completed by December 31, 2018.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2018 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	SOX 302 Certification

31.2	SOX 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2018, regarding the first quarter of 2018 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2018 and 2017, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: May 15, 2018

