Form 10-Q
period 2018-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2018-08-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

FOR THE PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2018 and December 31, 2017

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,527,947
Buildings	4,017,412	4,101,067
Accumulated depreciation	(3,716,153)	(3,745,299)

Net investment properties	$3,095,381	$2,883,715

OTHER ASSETS:

Cash	$185,111	$145,674
Cash held in Indemnification Trust (Note 8)	460,444	457,821
Security deposits escrow	64,593	64,513
Rents and other receivables	95,948	595,399
Deferred tenant award proceeds escrow	74,841	85,617
Prepaid insurance	3,691	5,187
Utility deposit	6,530	6,530
Properties held for sale	-	317,151
Deferred closing costs	109,098	-
Deferred charges, net	198,555	210,593
Total other assets	$1,198,811	$1,888,485

Total assets	$4,294,192	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2018 and December 31, 2017

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2018	2017
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,705	$30,507
Property tax payable	3,090	-
Due to General Partner (Note 5)	300	1,238
Deferred rent	73,156	84,130
Security deposits	64,340	64,340
Unearned rental income	-	5,000

Total current liabilities	$182,591	$185,215

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$366,064	$365,316
Cumulative cash distributions	(151,749)	(151,449)
	$214,315	$213,867
Limited Partners (46,280.3 interests outstanding at June 30, 2018 and December 31, 2017)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,606,315	42,532,147
Cumulative cash distributions	(77,227,268)	(76,677,268)
	$4,737,515	$5,213,347
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,111,601	$4,586,985

Total liabilities and partners’ capital	$4,294,192	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Six Month Periods Ended June 30, 2018 and 2017

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$316,043	$312,776	$536,137	$535,908
TOTAL OPERATING REVENUES	$316,043	$312,776	$536,137	$535,908
EXPENSES:
Partnership management fees (Note 5)	$69,108	$67,668	$137,256	$134,774
Insurance	1,466	1,466	2,931	2,712
General and administrative	10,353	10,957	31,441	29,120
Advisory Board fees and expenses	2,625	2,625	5,250	5,250
Professional services	17,481	60,836	162,356	157,890
Other Property Expenses	605	-	517
Depreciation	74,450	31,036	105,485	62,071
Amortization	6,019	6,255	12,039	12,510
TOTAL OPERATING EXPENSES	$182,107	$180,843	$457,275	$404,327
OTHER INCOME
Other interest income	$343	$342	$3,340	$1,845
TOTAL OTHER INCOME	$343	$342	$3,340	$1,845
INCOME FROM CONTINUING OPERATIONS	$134,279	$132,275	$82,202	$133,426
LOSS FROM DISCONTINUED OPERATIONS (Note 2)	$(3,630)	$(4,068)	$(7,286)	$(7,539)

NET INCOME	$130,649	$128,207	$74,916	$125,887
NET INCOME- GENERAL PARTNER	$1,307	$1,282	$749	$1,259
NET INCOME- LIMITED PARTNERS	$129,342	$126,925	$74,167	$124,628

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$2.87	$2.83	$1.76	$2.85
LOSS FROM DISCONTINUED OPERATIONS	$(0.08)	$(0.09)	$(0.16)	$(0.16)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$2.79	$2.74	$1.60	$2.69

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,	June 30,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	$82,202	$133,426
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	117,524	74,581
Changes in operating assets and liabilities
Decrease in rents and other receivables	499,451	491,682
Increase in security deposit escrow	(80)	(77)
Increase in deferred closing costs	(109,098)	-
Increase in deferred rent award escrow	(198)	(242)
Decrease in prepaid insurance	1,496	8,490
Increase in accounts payable and accrued expenses	11,197	5,997
(Decrease) Increase in unearned rental income	(5,000)	44,575
Increase in property tax payable	3,090	3,000
Payment of leasing commission	-	(90,765)
Decrease in due to General Partner	(938)	(738)
Cash used in discontinued operations - operating activities	(7,286)	(7,539)
Net cash from operating activities	$592,360	$662,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(2,623)	$(1,115)
Net cash used in investing activities	$(2,623)	$(1,115)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(550,000)	$(600,000)
Cash distributions to General Partner	(300)	(504)
Net cash used in financing activities	$(550,300)	$(600,504)

NET INCREASE IN CASH	39,437	60,771
CASH AT BEGINNING OF PERIOD	145,674	200,369
CASH AT END OF PERIOD	$185,111	$261,140
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, for any other interim period, or for any other future year.

The condensed balance sheet as of June 30, 2018 contained herein has been derived from the audited financial statements as of December 31, 2017, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2018, the Partnership owned ten Properties, which are located in a total of three states.

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

On May 18, 2018 the Partnership concluded a special consent solicitation process in which it solicited affirmative consents from the limited partners to authorize the General Partner to sell all or substantially all of the Partnership’s properties, and to subsequently liquidate and dissolve the Partnership upon completion of the sale (collectively, the “Transaction”). The Transaction was approved by written consent of the holders of a majority of the outstanding limited partnership interests. The General Partner is currently taking steps to identify bids and further the sale process, and anticipates that the Transaction will close before December 31, 2018.

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

Based on an analysis of specific accounts and historical experience, as of June 30, 2018, and December 31, 2017, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2018 and December 31, 2017, accumulated amortization amounted to $36,782 and $24,744, respectively. Fully amortized deferred charges of $9,099 and $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2017 and 2016, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the County of Charleston’s partial taking of a portion of the Mt. Pleasant, South Carolina Property that are being paid to the tenant ratably over 99 months starting August 1, 2013, in the form of a monthly rent reduction provided that the tenant continues to lease the Property without default.

Deferred closing costs represent legal, environmental and investor relations fees that have been incurred by the Partnership in its efforts to consummate the Transaction. Such closings costs were capitalized and will be expensed in a future period, either (a) as an offset to revenue generated from the Transaction, or (b) as unrecoverable selling costs if the sealed bid offering does not result in an executed definitive agreement equal to or exceeding the stipulated minimum purchase price.

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2018, eight of the Partnership’s ten Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 52%, 17% and 9%, respectively, of the total operating base rents reflected as of June 30, 2018.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or six month periods ended June 30, 2018 and 2017.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the six month period ended June 30, 2018 and the year ended December 31, 2017. See Note 9 for further disclosure.

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

As of June 30, 2018, the Partnership owned ten Properties that contained fully constructed fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants and an Applebee’s restaurant. The ten Properties are located in a total of three states.

Discontinued Operations

During the three-month periods ended June 30, 2018 and 2017, the Partnership recognized a loss from discontinued operations of $(3,630) and $(4,068), respectively. The loss from discontinued operations was attributable to the Martinez, GA Property, which has been vacant since the fourth quarter of 2016. As of December 15, 2016, the Martinez, GA Property was deemed to be held for sale. However, as of June 17, 2018, the Martinez, GA Property was no longer deemed held for sale because the Partnership has been taking steps to negotiate a lease with a prospective tenant.

The components of property held for sale in the balance sheets as of June 30, 2018 and December 31, 2017 are outlined below:

	June 30,	December 31,
	2018	2017

Balance Sheet:
Land	$-	$266,175
Buildings, net	-	50,976
Properties held for sale	$-	$317,151

The components of discontinued operations included in the condensed statement of income for the three and six month periods ended June 30, 2018 and 2017 are outlined below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues
Base Rent	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

Expenses
Insurance	$638	$518	$1,440	$1,036
Property tax expense	1,324	1,500	2,885	3,000
Maintenance expense	1,668	2,050	2,961	3,503
Total Expenses	$3,630	$4,068	$7,286	$7,539
Net Loss from Discontinued Operations	$(3,630)	$(4,068)	$(7,286)	$(7,539)

3. PARTNERSHIP AGREEMENT:

The Partnership Agreement was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests. On May 18, 2018, the Partnership concluded a consent solicitation, and the requisite limited partners approved the Transaction which, if completed, would result in the sale of all or substantially all of the Partnership’s Properties and the liquidation and dissolution of the Partnership.

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

As of June 30, 2018, the aggregate minimum operating lease payments (including the aggregate total of the first two quarters of 2018 collected revenues of $536,137) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2018	$828,433
2019	798,433
2020	798,433
2021	801,725
2022	820,380
Thereafter	3,271,163
$7,318,567

At June 30, 2018 and December 31, 2017, rents and other receivables included $95,948 and $595,399, respectively, of unbilled percentage rents. As of June 30, 2018, all of the 2017 percentage rents had been billed and collected.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2018 and 2017 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$69,108	$67,668	$137,256	$134,774
Overhead allowance	5,577	5,460	11,076	10,874
Leasing commissions	-	-	-	90,765
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	300	513	300	504
	$74,985	$73,641	$151,132	$239,417

At June 30, 2018 and December 31, 2017, $300 and $1,238, respectively, was payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2018, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2018 and 2017 are as follows:

	Three Month Period ended June 30, 2018	Three Month Period ended June 30, 2017	Six Month Period ended June 30, 2018	Six Month Period ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2018 and December 31, 2017 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2018, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $210,444 of earnings has been credited to the Trust as of June 30, 2018. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month periods ended June 30, 2018 and for the year ended December 31, 2017, there were no such transfers.

10. SUBSEQUENT EVENTS

Wendy’s – Peach Orchard, Augusta, GA Property

On July 4, 2018, a fire occurred at the Property located at 3013 Peach Orchard Road in Augusta, Georgia, which is leased to a Wendy’s franchisee, Wendgusta, LLC (the “Tenant”), resulting in a total destruction, as defined in the lease with the Tenant. The Tenant anticipates that the restaurant will be closed until approximately the end of December 2018 while the building is reconstructed. The Tenant maintains insurance on the Property. Under the lease for this Property, the Tenant is responsible for the cost of repairing or rebuilding the structure on the Property.

On July 26, 2018, the Partnership and the Tenant entered into a lease amendment (the “Amendment”). Pursuant to the Amendment, among other things, (1) the base rent and percentage rent will continue to be due and payable from the date of the casualty through the reconstruction period, (2) the Tenant is obligated to pay the total costs of rebuilding the store as a prototype Wendy’s, provided that such plans, costs and timeline for completion are approved in advance by the Partnership, and (3) the final settlement of the insurance claim requires the consent of the Partnership. If the Tenant defaults in its obligations to rebuild under the Amendment, the Partnership may take over the reconstruction work at the Tenant’s expense.

Proposed sale of Properties and liquidation

On July 24, 2018, the Partnership mailed to interested parties a confidentiality agreement and a letter that included procedures, terms and conditions for a sealed bid sale for the potential sale of the Properties. The sealed bids are due to be returned to the Partnership by September 28, 2018. The proposed sale of the Properties and subsequent liquidation of the Partnership is expected to be completed by December 31, 2018.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our plans and decisions with respect to the potential disposition of one or more Properties, and our ability to complete the approved proposed sale of all or substantially all of our properties, and subsequently liquidate and dissolve the Partnership upon completion of the sale (collectively, the “Transaction”);

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants;

●	future capital expenditures;

●	our ability to hire and retain key personnel and consultants; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, the inability to find a suitable purchaser for the Properties, the inability to agree on an acceptable purchase price or contract terms, a decrease in the financial performance of the Properties, the inability to realize value for limited partners upon disposition of the Partnership’s assets, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2017, and other reports we file with the SEC.

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

Recent Developments

On May 18, 2018 the Partnership concluded a special consent solicitation process in which it solicited affirmative consents from the limited partners to authorize the Transaction. The Transaction was approved by written consent of the holders of a majority of the outstanding limited partnership interests. Since receiving approval of the Transaction by the requisite limited partners, the General Partner has been taking steps to identify bids and further the sale process and expects that the Transaction will close before December 31, 2018.

On July 4, 2018, a fire occurred at the Property located at 3013 Peach Orchard Road in Augusta, Georgia, which is leased to a Wendy’s franchisee, Wendgusta, LLC (the “Tenant”), resulting in a total destruction, as defined in the lease with the Tenant. The Tenant anticipates that the restaurant will be closed until approximately the end of December 2018 while the building is reconstructed. The Tenant maintains insurance on the Property. Under the lease for this Property, the Tenant is responsible for the cost of repairing or rebuilding the structure on the Property.

Investment Properties

As of June 30, 2018, the Partnership owned ten Properties, each currently containing a fully constructed fast-food or casual restaurant. One Property previously owned by the Partnership was located on a parcel of land which was subject to a ground lease. The ground lease expired on June 30, 2018 and the Partnership did not renew it. Therefore, the balance of that Property was fully depreciated and the asset was removed from the balance sheet as of June 30, 2018. The current tenants are franchisees of casual restaurants and as a result the following are currently operated at the Properties: eight Wendy’s restaurants and an Applebee’s restaurant. As of December 15, 2016, the Property in Martinez, GA was held for sale. However, a letter of intent was signed on June 17, 2018 with a potential tenant to lease the Property in Martinez, GA, and as a result that Property was no longer deemed held for sale as of that date. The Properties are located in a total of three states.

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

There were no building improvements capitalized during the three-month period ending June 30, 2018.

Net Income

Net income for the three-month periods ended June 30, 2018 and 2017 was $130,649 and $128,207, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2018 and 2017 was $2.79 and $2.74, respectively. Net income for the six-month periods ended June 30, 2018 and 2017 was $74,916 and $125,887, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2018 and 2017 was $1.60 and $2.69, respectively.

Net income for the three and six-month periods ended June 30, 2018 and 2017 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three-month periods ended June 30, 2018 and 2017 were $134,279 and $132,275, respectively. Income from continuing operations for the six-month periods ended June 30, 2018 and 2017 were $82,202 and $133,426, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2017 periods to the 2018 periods.

Three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2018 and 2017 was $316,043 and $312,776, respectively. The rental income was comprised primarily of monthly lease obligations and included adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2018 and 2017 were $10,353 and $10,957, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease in the three-month period ended June 30, 2018 versus the three-month period ended June 30, 2017 is due primarily to the increase in postage costs related to the 2018 consent solicitation but offset by a decrease in registration/filing fees incurred during the three-month period ended June 30, 2018.

Professional services: Professional services expenses for the three-month periods ended June 30, 2018 and 2017 were $17,481 and $60,836, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease reflected in the three-month period ended June 30, 2018 versus the three-month period ended June 30, 2017 is primarily the result of, starting in the quarter ended June 30, 2018, the Partnership began capitalizing 2018 legal and environmental expenses as deferred closing costs related to the Transaction, which is expected to be completed by December 31, 2018.

Six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017:

Operating Rental Income: Rental income for the six-month periods ended June 30, 2018 and 2017 was $536,137 and $535,908, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be approximately $828,433 for the year ending December 31, 2018 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2017 was $595,399, and management expects the year ending December 31, 2018 percentage rents to be lower than the prior fiscal year primarily due to the fire and temporary closure of the restaurant at one of the Partnership’s August Georgia Properties operated as a Wendy’s which will likely offset the increasing sales trends in the first six months of 2018 for the other Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the six-month periods ended June 30, 2018 and 2017 was $2,931 and $2,712, respectively. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2018/2019 insurance year that is expected to be paid in the fourth quarter of 2018 also increases.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2018 and 2017 were $31,441 and $29,120, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2018 operating general and administrative expenses to be higher than the prior fiscal year’s expenses, primarily due to the increase in management fees and expenses as well as increased postage costs.

Professional services: Professional services expenses for the six-month periods ended June 30, 2018 and 2017 were $162,356 and $157,890, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2018 operating professional services expenses will be higher than those incurred in the prior fiscal year due to various factors, including higher professional services expenses and investor relations fees.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2018 and 2017 were $592,360 and $662,390, respectively.

Cash flows used in investing activities for the six-month periods ended June 30, 2018 and 2017 were $2,623 and $1,115, respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2018 period being higher than the same period in 2017.

For the six-month period ended June 30, 2018, cash flows used in financing activities was $550,300 and consisted of aggregate limited partner distributions of $550,000, and general partner distributions of $300.

For the six-month period ended June 30, 2017, cash flows used in financing activities was $600,504 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $504.

Liquidity and Capital Resources

The Partnership’s cash balance was $185,111 at June 30, 2018. Cash of $45,095 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. However, as a result of non-routine expenses and events, such as the increased costs incurred in the sealed bid process related to the potential sale of the Properties including Phase II environmental reports; legal fees for SEC compliance; [costs associated with an unanticipated bankruptcy at our Property operated as an Applebee’s, and the fire at one of the Partnership’s Augusta, Georgia Properties; as well as the need to retain liquidity for available working capital, the Partnership will not make any second quarter distribution in 2018 (historically payable on or about August 15 of each year). The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal on-going demands for funds are expected to be for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties, and from potential sales of Properties, will primarily provide the sources for future Partnership liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the Partnership may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks with respect to the on-going operations of the Properties in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of June 30, 2018, the current ten Properties were 90% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2018 and the fiscal year ended December 31, 2017, which we believe is a good indication of overall tenant quality and stability.

There are no additional leases due to expire during 2018. The Partnership’s ground lease for the Palo Alto, NM Property expired on June 30, 2018 and the Partnership did not renew it. In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

Eight of the ten Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. An additional Property was operated as a Wendy’s restaurant until its lease expired on November 6, 2016, and as of December 15, 2016, this Property was held for sale. However, on June 17, 2018 a letter of intent was signed with a potential tenant to lease this Property, and as a result it is no longer deemed held for sale. Operating base rents from these eight leases comprised approximately 77% of the total 2017 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2017, additional percentage rents totaled $595,399, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2017, the Partnership generated approximately 86% of its total operating revenues from those eight Properties. As of June 30, 2018, the eight Properties operated as Wendy’s restaurants exceeded 72% of the Partnership’s total Properties, both by asset value and number.

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

As described above, during the quarter ended June 30, 2018, the Partnership received approval of the Transaction. The General Partner expects to complete the Transaction by December 31, 2018.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2018 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2018, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2018 and 2017, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2018 and 2017, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 14, 2018

