Form 10-Q
period 2018-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2018-11-14
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2018 and December 31, 2017

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,527,947
Buildings	4,017,412	4,101,067
Accumulated depreciation	(3,746,435)	(3,745,299)

Net investment properties	$3,065,099	$2,883,715

OTHER ASSETS:

Cash	$145,168	$145,674
Cash held in Indemnification Trust (Note 8)	464,710	457,821
Security deposits escrow	64,634	64,513
Rents and other receivables	306,101	595,399
Deferred tenant award proceeds escrow	69,445	85,617
Prepaid insurance	1,481	5,187
Utility deposit	6,530	6,530
Properties held for sale	-	317,151
Deferred charges, net	192,535	210,593
Total other assets	$1,250,604	$1,888,485

Total assets	$4,315,703	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2018 and December 31, 2017

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2018	2017
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,277	$30,507
Property tax payable	4,635	-
Due to General Partner (Note 5)	153	1,238
Deferred rent	67,670	84,130
Security deposits	64,340	64,340
Unearned rental income	-	5,000

Total current liabilities	$166,075	$185,215

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$366,447	$365,316
Cumulative cash distributions	(151,902)	(151,449)
	$214,545	$213,867
Limited Partners (46,280.3 interests outstanding at September 30, 2018 and December 31, 2017)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,644,112	42,532,147
Cumulative cash distributions	(77,227,268)	(76,677,268)
	$4,775,312	$5,213,347
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,228)	$(840,229)

Total partners’ capital	$4,149,629	$4,586,985

Total liabilities and partners’ capital	$4,315,703	$4,772,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three and Nine Month Periods Ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$415,249	$464,430	$951,386	$1,000,338
TOTAL OPERATING REVENUES	$415,249	$464,430	$951,386	$1,000,338
EXPENSES:
Partnership management fees (Note 5)	$69,108	$67,668	$206,364	$202,442
Insurance	1,465	1,465	4,396	4,177
General and administrative	20,345	17,126	51,786	46,246
Advisory Board fees and expenses	2,625	2,625	7,875	7,875
Professional services	247,959	77,700	410,314	235,589
Other Property Expenses	3,749	-	11,553	-
Depreciation	30,283	31,036	135,768	93,106
Amortization	6,019	11,484	18,058	23,995
TOTAL OPERATING EXPENSES	$381,553	$209,104	$846,114	$613,430
OTHER INCOME
Other interest income	$4,484	$2,256	$7,824	$4,101
TOTAL OTHER INCOME	$4,484	$2,256	$7,824	$4,101
INCOME FROM CONTINUING OPERATIONS	38,180	257,582	113,096	391,009
LOSS FROM DISCONTINUED OPERATIONS (Note 2)	-	(5,377)	-	(12,917)

NET INCOME	$38,180	$252,205	$113,096	$378,092
NET INCOME- GENERAL PARTNER	$382	$2,522	$1,131	$3,781
NET INCOME- LIMITED PARTNERS	$37,798	$249,683	$111,965	$374,311
	$38,180	$252,205	$113,096	$378,092
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$0.82	$5.51	$2.42	$8.36
LOSS FROM DISCONTINUED OPERATIONS	$-	$(0.12)	$-	$(0.28)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$0.82	$5.39	$2.42	$8.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$113,096	$391,009
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	153,826	117,101

Decrease in rents and other receivables	289,298	249,371
Increase in security deposit escrow	(121)	(118)
Decrease in prepaid insurance	3,706	10,473
Increase in leasing commission	-	(126,820)
(Decrease) Increase in accounts payable and accrued expenses	(1,231)	14,013
Increase (Decrease) in property tax payable	4,635	(1,578)
Decrease in deferred award escrow, net	(288)	(359)
Decrease in due to General Partner	(1,085)	(233)
(Decrease) Increase in unearned rental income	(5,000)	1,013
Cash from discontinued operations - operating activities	-	(12,917)
Net cash from operating activities	$556,836	$640,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(6,889)	(3,128)
Net cash used in investing activities	$(6,889)	$(3,128)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(550,000)	(700,000)
Cash distributions to General Partner	(453)	(1,513)

Net cash used in financing activities	$(550,453)	$(701,513)

NET DECREASE IN CASH	$(506)	$(63,686)
CASH AT BEGINNING OF YEAR	$145,674	$200,369
CASH AT END OF YEAR	$145,168	$136,683
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

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

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, for any other interim period, or for any other future year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are primarily operators of fast food, family style, and casual/theme restaurants. One lessee is engaged in the business of automotive repair. As of September 30, 2018, the Partnership owned ten Properties, which are located in a total of three states.

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

On July 24, 2018, the Partnership mailed to interested parties a confidentiality agreement and a letter that included procedures, terms and conditions (the “Procedures”) for a sealed bid sale for the potential sale of the Properties.

Under the Procedures communicated to all prospective bidders, the deadline for submitting bids complying with the Procedures was September 28, 2018 (the “Bid Deadline”).

Subsequent to September 30, 2018, the General Partner determined that no bid response received by the Bid Deadline satisfied the terms and conditions of the Procedures. See Note 10, Subsequent Events, for more information.

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

Based on an analysis of specific accounts and historical experience, as of September 30, 2018, and December 31, 2017, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of September 30, 2018, and December 31, 2017, accumulated amortization amounted to $18,058 and $24,774, respectively. Fully amortized deferred charges of $9,099 and $183,021, including related accumulated amortization, were removed from the balance sheets as of December 31, 2017 and 2016, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of September 30, 2018, eight of the Partnership’s ten Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 56%, 18% and 9%, respectively, of the total operating base rents reflected as of September 30, 2018.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three or nine-month periods ended September 30, 2018 and 2017.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the nine month period ended September 30, 2018 and the year ended December 31, 2017. See Note 9 for further disclosure.

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

As of September 30, 2018, the Partnership owned ten Properties, nine of which contained fast-food/casual dining restaurant restaurants. The following are operated by tenants at the Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. In addition, on September 30, 2018, the Partnership entered into an agreement with Brakes4Less of Columbia, Inc. to lease, on a triple net basis, the Property located at 3859 Washington Road in Martinez, Georgia. Under the lease, the tenant has a 90 day inspection period to obtain governmental approvals and/or permits. Once the 90 day inspection period expires or is waived by the tenant pursuant to the lease, the tenant has an additional 120 days for construction prior to rent commencement. Rent commences on the earlier of the date the tenant opens for business or the conclusion of the 120 day construction period. The lease for that Property is for a ten-year term and provides for annual rent of $60,000, with periodic rent escalations. The General Partner expects the tenant to open for business in April 2019.

On August 31, 2017, the tenant for the Property operated as an Applebee’s restaurant signed a ten year lease renewal for that Property, with an effective date as of September 1, 2017. The prior lease expiration date for that Property was October 31, 2018 and, following the lease renewal, the new lease expiration date is August 31, 2027. The lease for that Property now provides for a monthly rent of $11,500 and a percentage rent of 6% over $2,300,000 in annual sales. The lease now also includes a single option to extend the lease for an additional five years. If the extension option is exercised, monthly rent during that period will be $13,915 and the percentage rent breakpoint of 6% will be for over $2,500,000 in annual sales.

On July 4, 2018, a fire occurred at the Property located at 3013 Peach Orchard Road in Augusta, Georgia, which is leased to a Wendy’s franchisee, Wendgusta, LLC (the “Peach Orchard Road Tenant”), resulting in a total destruction, as defined in the lease with the Peach Orchard Road Tenant. The Peach Orchard Road Tenant anticipates that the restaurant will be closed until approximately March 2019 while the building is reconstructed. The Peach Orchard Road Tenant maintains insurance on the Property. Under the lease for this Property, the Peach Orchard Road Tenant is responsible for the cost of repairing or rebuilding the structure on the Property.

On July 26, 2018, the Partnership and the Peach Orchard Road Tenant entered into a lease amendment (the “Amendment”). Pursuant to the Amendment, among other things, (1) the base rent and percentage rent will continue to be due and payable from the date of the casualty through the reconstruction period, (2) the Peach Orchard Road Tenant is obligated to pay the total costs of rebuilding the store as a prototype Wendy’s, provided that such plans, costs and timeline for completion are approved in advance by the Partnership, and (3) the final settlement of the insurance claim requires the consent of the Partnership.

Discontinued Operations

During the three-month periods ended September 30, 2018 and 2017, the Partnership recognized loss from discontinued operations of $0 and $(5,377), respectively. During the nine-month periods ended September 30, 2018 and 2017, the Partnership recognized loss from discontinued operations of $0 and $(12,917), respectively. The loss from discontinued operations for the three and nine months ended September 30, 2017 was attributable to the Martinez, GA Property, which was held for sale from December 15, 2016 through June 17, 2018. The Property is now leased as of September 30, 2018, as described above.

The components of property held for sale in the balance sheets as of September 30, 2018 and December 31, 2017 are outlined below:

	September 30,	December 31,
	2018	2017

Balance Sheet:
Land	$-	$266,175
Buildings, net	-	50,976
Properties held for sale	$-	$317,151

The components of discontinued operations included in the condensed statement of income (loss) for the three and nine-month periods ended September 30, 2018 and 2017 are outlined below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenues
Base Rent	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

Expenses
Insurance	$-	$518	$-	$1,555
Property tax expense	-	1,500	-	4,500
Maintenance expense	-	1,709	-	5,212
Property Appraisal	-	1,650	-	1,650
Depreciation	-	-	-	-
Amortization	-	-	-	-
Total Expenses	$-	$5,377	$-	$12,917
Net Loss from Discontinued Operations	$-	$(5,377)	$-	$(12,917)

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

As of September 30, 2018, the aggregate minimum operating lease payments (including the aggregate total of the first three quarters of 2018 collected revenues of $645,285) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2018	$828,433
2019	798,433
2020	798,433
2021	801,725
2022	820,380
Thereafter	3,271,163
$7,318,567

At September 30, 2018 and December 31, 2017, rents and other receivables included $306,101 and $559,399, respectively, of unbilled percentage rents. As of September 30, 2018, all of the 2017 percentage rents had been billed and collected.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$69,108	$67,668	$206,364	$202,442
Overhead allowance	5,577	5,460	16,653	16,334
Leasing commissions	-	36,055	-	126,820
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	153	1,009	453	1,513
	$74,838	$110,192	$225,970	$349,609

At September 30, 2018 and December 31, 2017, $153 and $1,238, respectively, was payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of September 30, 2018, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Three Month Period ended September 30, 2018	Three Month Period ended September 30, 2017	Nine Month Period ended September 30, 2018	Nine Month Period ended September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$2,625	$2,625	$7,875	$7,875

As of September 30, 2018 and December 31, 2017, there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”. In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2018, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $214,710 of earnings has been credited to the Trust as of September 30, 2018. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine month period ended September 30, 2018 and for the year ended December 31, 2017, there were no such transfers.

10. SUBSEQUENT EVENTS

Proposed Transaction

On October 2, 2018, the General Partner determined that no bid response received by the Bid Deadline satisfied the terms and conditions of the Procedures. Accordingly, the General Partner determined it is in the best interests of the Partnership to suspend its efforts with respect to consummating the Transaction, and the sealed bid process has been terminated due to failure to receive a compliant bid.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our plans and decisions with respect to the potential disposition of one or more Properties;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants;

●	future capital expenditures;

●	our ability to hire and retain key personnel and consultants; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, the inability to find a suitable purchaser for any marketed Properties, the inability to agree on an acceptable purchase price or contract terms for any marketed Properties, a decrease in the financial performance of the Properties, the inability to realize value for limited partners upon disposition of the Partnership’s assets, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2017, and other reports we file with the SEC.

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

Recent Developments

On May 18, 2018 the Partnership concluded a special consent solicitation process in which it solicited affirmative consents from the limited partners to authorize the General Partner to sell all or substantially all of the Properties, and to subsequently liquidate and dissolve the Partnership upon completion of the sale (collectively, the “Transaction”). The Transaction was approved by written consent of the holders of a majority of the outstanding limited partnership interests.

On July 24, 2018, the Partnership mailed to interested parties a confidentiality agreement and a letter that included procedures, terms and conditions (the “Procedures”) for a sealed bid sale for the potential sale of the Properties.

Under the Procedures communicated to all prospective bidders, the deadline for submitting bids complying with the Procedures was September 28, 2018 (the “Bid Deadline”).

On October 2, 2018, the General Partner determined that no bid response received by the Bid Deadline satisfied the terms and conditions of the Procedures. Accordingly, the General Partner determined it is in the best interests of the Partnership to suspend its efforts with respect to consummating the Transaction, and the sealed bid process has been terminated due to failure to receive a compliant bid.

Investment Properties

As of September 30, 2018, the Partnership owned ten Properties, nine of which contained fast-food/casual dining restaurants. Nine current tenants are franchisees of casual restaurants and as a result the following are operated by tenants at the Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. In addition, on September 30, 2018, the Partnership entered into an agreement with Brakes4Less of Columbia, Inc. to lease, on a triple net basis, the Property located at 3859 Washington Road in Martinez, Georgia. Under the lease, the tenant has a 90 day inspection period to obtain governmental approvals and/or permits. Once the 90 day inspection period expires or is waived by the tenant pursuant to the lease, the tenant has an additional 120 days for construction prior to rent commencement. Rent commences on the earlier of the date the tenant opens for business or the conclusion of the 120 day construction period. The lease for that Property is for a ten-year term and provides for annual rent of $60,000, with periodic rent escalations. The General Partner expects the tenant to open for business in April 2019.

On August 31, 2017, the tenant for the Property operated as an Applebee’s restaurant signed a ten year lease renewal for that Property, with an effective date as of September 1, 2017. The prior lease expiration date for that Property was October 31, 2018 and, following the lease renewal, the new lease expiration date is August 31, 2027. The lease for that Property now provides for a monthly rent of $11,500 and a percentage rent of 6% over $2,300,000 in annual sales. The lease now also includes a single option to extend the lease for an additional five years. If the extension option is exercised, monthly rent during that period will be $13,915 and the percentage rent breakpoint of 6% will be for over $2,500,000 in annual sales.

Property taxes, general maintenance, and insurance on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property. The Partnership pays for insurance and maintenance related to any vacant Property.

Such taxes and insurance are accrued in the period in which the liability is incurred.

There were no building improvements capitalized during the three or nine-month periods ending September 30, 2018.

Net Income

Net income for the three-month periods ended September 30, 2018 and 2017 was $38,180 and $252,205, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2018 and 2017 was $0.82 and $5.39, respectively. Net income for the nine-month periods ended September 30, 2018 and 2017 was $113,096 and $378,092, respectively. Net income per limited partnership interest for the nine-month periods ended September 30, 2018 and 2017 was $2.42 and $8.08, respectively.

Net income for the three and nine-month periods ended September 30, 2018 and 2017 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those Properties considered as held for sale or Properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When Properties are considered held for sale, depreciation of the Properties is discontinued, and the Properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three-month periods ended September 30, 2018 and 2017 were $38,180 and $257,582, respectively. Income from continuing operations for the nine-month periods ended September 30, 2018 and 2017 were $113,096 and $391,009, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2017 periods to the 2018 periods.

Three-month period ended September 30, 2018 as compared to the three-month period ended September 30, 2017:

Operating Rental Income: Rental income for the three-month periods ended September 30, 2018 and 2017 was $415,249 and $464,430, respectively. The rental income was comprised primarily of monthly lease obligations and included earned annual percentage rent accruals.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2018 and 2017 were $20,345 and $17,126, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase in the three-month period ended September 30, 2018 versus the three-month period ended September 30, 2017 is due primarily to the increase in registration/filing fees paid during the three-month period ended September 30, 2018 and the timing of the expense of such fees. These expenses were capitalized by the Partnership in the second quarter of 2018 in anticipation of the potential Transaction. However with the decision to suspend efforts to consummate the Transaction, such expenses were subsequently expensed in the three-month period ended September 30, 2018.

Professional Services: Professional services expenses for the three-month periods ended September 30, 2018 and 2017 were $247,959 and $77,700, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase in the three-month period ended September 30, 2018 versus the three-month period ended September 30, 2017 is primarily the result starting in the quarter ended June 30, 2018, the Partnership began capitalizing 2018 legal and environmental expenses as deferred closing costs related to the Transaction. However with the decision to suspend efforts to consummate the Transaction, such expenses were subsequently expensed in the three-month period ended September 30, 2018.

Nine-month period ended September 30, 2018 as compared to the nine-month period ended September 30, 2017:

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2018 and 2017 was $951,386 and $1,000,338, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date.

Management expects total base operating rental income to be approximately $828,433 for the year ending December 31, 2018 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults and/or the later reclassification of any Properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2017 was $595,399, and management expects the year ending December 31, 2018 percentage rents to be lower than the prior fiscal year primarily due to the fire and temporary closure of the restaurant at one of the Partnership’s Augusta, Georgia Properties operated as a Wendy’s, which will likely offset the increasing sales trends in the first nine months of 2018 for the other Wendy’s restaurants in the Partnership’s portfolio.

Insurance Expense: Insurance expense for the nine-month periods ended September 30, 2018 and 2017 was $4,396 and $4,177, respectively. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2018/2019 insurance year that is expected to be paid in the fourth quarter of 2018 also increases.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2018 and 2017 were $51,786 and $46,246, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2018 operating general and administrative expenses to be higher than the prior fiscal year’s expenses, primarily due to the increase in management fees and expenses as well as increased postage costs.

Professional Services: Professional services expenses for the nine-month periods ended September 30, 2018 and 2017 were $410,314 and $235,589, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2018 operating professional services expenses will be higher than those incurred in the prior fiscal year due to various factors, including higher professional services expenses and investor relations fees related to efforts to consummate the Transaction.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2018 and 2017 were $556,836 and $640,955, respectively. The primary reason for the decrease during the 2018 period was the increase in leasing commissions paid during the nine-month period ended September 30, 2017 versus the same period in 2018.

Cash flows used in investing activities for the nine-month periods ended September 30, 2018 and 2017 were $6,889 and $3,128, respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2018 period being higher than the same period in 2017.

For the nine-month period ended September 30, 2018, cash flows used in financing activities was $550,453 and consisted of aggregate limited partner distributions of $550,000, and general partner distributions of $453. For the nine-month period ended September 30, 2017, cash flows used in financing activities was $701,513 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $1,513. Distributions have been and will continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $145,168 at September 30, 2018. Cash of $100,000 is anticipated to be used to fund the anticipated distribution to our limited partners for the 2018 third quarter, which is expected to be made on November 15, 2018. Cash of $34,064 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder of the cash balance represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of September 30, 2018, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2018 and the fiscal year ended December 31, 2017, which we believe is a good indication of overall tenant quality and stability.

There are no additional leases due to expire during 2018. The Partnership’s ground lease for the Palo Alto, NM Property expired on June 30, 2018 and the Partnership did not renew it. In January 2017, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

Additionally, as described above, on September 30, 2018 the Partnership entered into an agreement with Brakes4Less of Columbia, Inc. to lease, on a triple net basis, the Property in Martinez, Georgia.

Operating base rents from the eight leases with Wendy’s franchisees comprised approximately 77% of the total 2017 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2017, additional percentage rents totaled $595,399, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2017, the Partnership generated approximately 86% of its total operating revenues from those eight Properties. As of September 30, 2018, the eight Properties operated as Wendy’s restaurants exceeded 72% of the Partnership’s total Properties, both by asset value and number.

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

Disposition Policies

The General Partner intends that the Partnership will hold the Properties until such time as a sale or other disposition of the Properties appears to be advantageous to achieve the Partnership’s investment objectives. In deciding whether to sell Properties, the General Partner considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. At any time the General Partner may exercise its discretion as to whether and when to sell one or more Properties. However, there is no obligation to sell any of the Properties at any particular time, except upon Partnership termination that currently is scheduled to occur on November 30, 2020.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2018 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification+

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on November 15, 2018.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2018 and 2017, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2018 and 2017, and (iv) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 14, 2018

