Form 10-K
period 2018-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2019-04-01
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2018, the Partnership had 1,217 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2018, the Partnership owned 10 Properties, located in a total of three states.

At December 31, 2018, eight of the 10 Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these eight leases during the year ended December 31, 2018 comprised approximately 80% of the total 2018 operating base rents. During the year ended December 31, 2018, additional percentage rents were also generated from these eight Wendy’s properties and totaled $528,372. Additionally, those eight Properties exceeded 80% of the Partnership’s total Properties, both by historical asset value and number. All eight of the Properties that are currently leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2018.

During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, the General Partner may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties who from time to time attempt to locate suitable purchasers for its Properties.

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

On May 18, 2018, the Partnership concluded a special consent solicitation process in which it solicited affirmative consents from the limited partners to authorize the General Partner to sell all or substantially all of the Partnership’s properties, and to subsequently liquidate and dissolve the Partnership upon completion of the sale (collectively, the “Transaction”). The Transaction was approved by written consent of the holders of a majority of the outstanding limited partnership interests. On July 24, 2018, the Partnership mailed to interested parties a confidentiality agreement and a letter that included procedures, terms and conditions (the “Procedures”) for a sealed bid sale for the potential sale of the Properties. Under the Procedures communicated to all prospective bidders, the deadline for submitting bids complying with the Procedures was September 28, 2018 (the “Bid Deadline”). On October 2, 2018, the General Partner determined that no bid response received by the Bid Deadline satisfied the terms and conditions of the Procedures. Accordingly, the General Partner determined it was in the best interests of the Partnership to suspend its efforts with respect to consummating the Transaction, and the sealed bid process was terminated due to failure to receive a compliant bid.

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

Effective January 1, 2019, the PMA was renewed by the General Partner for a two-year period ending December 31, 2020. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Nine out of 10 Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants. The tenth Property is leased to Brakes4Less of Columbia, Inc..

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (six percent to seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 31, 2019:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum		Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (3) 1721 Sam Rittenberg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920		11-6-2026	(2)
12/22/88	Wendy’s (4) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160		11-6-2026	None
02/21/89	Wendy’s (4) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780		11-6-2026	None
02/21/89	Wendy’s (4) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780		11-6-2026	None
02/21/89	Wendy’s (5) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200		11-6-2026	(2)
02/21/89	Wendy’s (5) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333		11-6-2026	(2)
03/14/89	Wendy’s (4) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480		11-6-2026	None
12/29/89	Wendy’s (4) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780		11-6-2026	None
12/29/89	Brakes 4 Less (6) 3859 Washington Rd Martinez, GA	Brakes4Less of Columbia, Inc.	633,750	0	(6)	05-14-2030	(2)
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000		08-31-2027	(2)
			$7,222,685	$798,433

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease one additional period of five years.
(3)	One of the 10 Properties owned as of December 31, 2018 was leased to Wendcharles II. Since more than 80% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2018 and December 31, 2017. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.
(4)	Five of the 10 Properties owned as of December 31, 2018 were leased to Wendgusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2018 and December 31, 2017. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(5)	Two of the 10 Properties owned by the Partnership as of December 31, 2018 were leased to Wendcharles I. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 30, 2018 and December 31, 2017. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.
(6)	The lease for this Property commenced on September 30, 2018. The first 12 months’ rent has been abated per the terms of the First Amendment to lease dated January 15, 2019.

The following summarizes significant developments, by property, for Properties with such developments.

Applebee’s - Columbus, OH Property

The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018. In January 2019, the tenant filed with the court to continue with the Partnership’s lease without modification.

Brakes 4 Less – Martinez, GA Property

On September 30, 2018, the Partnership entered into an agreement with Brakes4Less of Columbia, Inc. to lease, on a triple net basis, the Property located at 3859 Washington Road in Martinez, Georgia. The tenant is currently finalizing construction. The lease for that Property is for an eleven-year term and provides for annual rent of $60,000, with periodic rent escalations. Per the terms of the first amendment to lease dated January 15, 2019, the rent is abated for the first twelve months of the lease, and rent is expected to commence in May 2020. The General Partner expects the Brakes 4 Less store to open for business in May 2019.

Wendy’s – Peach Orchard Road, Augusta, GA Property

On July 4, 2018, a fire occurred at the Property located at 3013 Peach Orchard Road in Augusta, Georgia, which is leased to a Wendy’s franchisee, Wendgusta, LLC (the “Peach Orchard Road Tenant”), resulting in a total destruction, as defined in the lease with the Peach Orchard Road Tenant. The Peach Orchard Road Tenant anticipates that the restaurant will be closed until approximately May 2019 while the building is reconstructed. The Peach Orchard Road Tenant maintains insurance on the Property. Under the lease for this Property, the Peach Orchard Road Tenant is responsible for the cost of repairing or rebuilding the structure on the Property.

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

Construction has commenced, and the new Wendy’s at the Peach Orchard Road Property is expected to be open by May 2019. Although the Partnership had negotiated for a continuation of fixed rent throughout the closed period, the Partnership is projected to lose significant percentage rents from this tenant in 2019 (approximately $60,000).

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 31, 2019, there were 1,216 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. The Partnership anticipates continuing to make distributions to limited partners and the General Partner in future periods in accordance with the terms of the Partnership Agreement.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies and our ability to grow our business;

●	our decisions and policies with respect to the potential retention or disposition of one or more Properties;

●	our ability to find a suitable purchaser for any marketed Properties;

●	our ability to agree on an acceptable purchase price or contract terms;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary identify new tenants; and

●	our future capital expenditures.

Forward-looking statements may ultimately differ materially from the actual results. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include, without limitation, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, inability of the General Partner to find a suitable purchaser for any marketed Properties, inability to agree on an acceptable purchase price or contract terms, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Investment Properties

As of December 31, 2018, the Partnership owned 10 Properties, nine of which feature tenants that are franchisees of casual restaurants. The following are operated at the aforementioned nine Properties: eight Wendy’s restaurants, and an Applebee’s restaurant. The Property in Martinez, GA is leased to Brakes4Less of Columbia, Inc. as of September 30, 2018. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2018 or 2017.

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

Further Information

A summary of significant developments as of December 31, 2018, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2018 and 2017 were $362,504 and $687,499, respectively. Net income per Interest for the fiscal years ended December 31, 2018 and 2017 were $7.75 and $14.71, respectively.

Net income for the fiscal years ended December 31, 2018 and 2017 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those Properties considered as held for sale or Properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When Properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income from continuing operations for the fiscal years ended December 31, 2018 and 2017 were $362,504 and $703,481, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2018 as compared to fiscal year ended December 31, 2017:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2018 and 2017 was $1.384 and $1.484 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The decrease in 2018 compared to 2017 was due to the vacancy of the Martinez, GA property until September 2018, coupled with the June 2018 expiration of the KFC lease in Palo Alto, NM. In addition, percentage rents were lower than usual due to the closure of the Wendy’s at the Peach Orchard Road Property as a result of the fire on July 4, 2018.

Management expects total base operating rental income to be approximately $820,380 for the 2019 fiscal year based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2018 and 2017 were $533,344 and $595,399, respectively. Management expects percentage rents for the fiscal year ending December 31, 2019 to be comparable to those received in 2018 due to the continued closure of the Wendy’s at the Peach Orchard Road Property during its rebuild, which is expected to be completed during the second quarter of 2019.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2018 and 2017 were $275,472 and $270,110, respectively. The General Partner receives a fee for managing the Partnership, and this fee changes each year based on the Consumer Price Index. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

Insurance Expense: Insurance expense for the fiscal years ended December 31, 2018 and 2017 was $8,894 and $5,643, respectively. Insurance expense was comprised of property and general liability insurance during 2018 due to the vacancy in Martinez, GA. Each tenant is responsible for insurance protection and the Partnership only purchases property insurance for an individual property if the tenant cannot provide proof of insurance protection or due to a property vacancy. For the fiscal year ending December 31, 2019, management expects operating insurance expense to be approximately $6,100. This amount could increase upon a property insurance default or vacancy by a tenant or an increase in the general liability insurance premium for the 2019/2020 insurance year, which is expected to be paid in the fourth quarter of 2019.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2018 and 2017 were $63,444 and $61,356, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2018 were higher than in the fiscal year ended December 31, 2017, primarily due to increased registration/filing fees expense which was partially offset by the decrease in income tax expense. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2019 to be about $10,000 lower than for the fiscal year ended December 31, 2018 due to an expected decrease in both filing fees and income tax expense costs.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2018 and 2017 were $469,234 and $282,927, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2019 will be at least $200,000 lower than incurred for the fiscal year ended December 31, 2018. The costs in 2018 were significantly higher than historical figures from prior years due to one-time costs like environmental inspections, title, survey and legal fees that were incurred in connection with the proposed sale of assets, liquidation and dissolution of the Partnership.

Results of Discontinued Operations

In accordance with FASB guidance for “Accounting for the Impairment or Disposal of Long Lived Assets”, discontinued operations represent the operations of properties disposed of or classified as held for sale as well as any gain or loss recognized in their disposition. During the fiscal years ended December 31, 2018 and 2017, the Partnership income (loss) from discontinued operations of $0 and ($15,982), respectively. The 2017 loss from discontinued operations was attributable to the Martinez, GA Property which had been held for sale as of December 15, 2016 through June 17, 2018. The Martinez, GA Property is now leased as of September 30, 2018, as described above. See the components of discontinued operations included in the statements of income for the years ended December 31, 2018 and 2017 in Note 2 Investment Properties and Property Held for Sale.

The General Partner does not anticipate incurring any discontinued operations expenditures in 2019 because the Martinez, GA Property is now leased.

Cash Flow Analysis

Net cash flows provided by continuing operating activities for the fiscal years ended December 31, 2018 and 2017 were $612,026 and $727,167, respectively. Cash flows from operating activities was lower in 2018 primarily due to much lower net income versus the prior year. Cash provided from (used in) discontinued operations for the fiscal years ended December 31, 2018 and 2017 were $0 and ($15,982), respectively

Property impairment write-downs, depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows used in investing activities for the fiscal years ended December 31, 2018 and 2017 were $6,889 and $3,129, respectively. The amounts were comprised entirely of earnings from the indemnification trust account.

For the fiscal year ended December 31, 2018, cash flows used in financing activities were $651,451 and consisted of aggregate limited partner distributions of $650,000 and General Partner distributions of $1,451. For the fiscal year ended December 31, 2017, cash flows used in financing activities were $762,751 and consisted of aggregate limited partner distributions of $760,000 and General Partner distributions of $2,751. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $800,000 during 2019.

Liquidity and Capital Resources

The Partnership’s cash balance was $99,360 at December 31, 2018. Cash of approximately $35,000 is anticipated to be used in 2019 for the payment of quarter-end accrued liabilities which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for funds historically have been, and are expected to continue to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future liquidity and limited partner distributions. During the process of leasing the Properties, the Partnership may experience competition from owners and managers of other similarly situated properties. As a result, in connection with negotiating tenant leases, along with recognizing market conditions, management may offer rental concessions, or other inducements, which may have an adverse impact on the results of the Partnership’s operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt are the Partnership’s inability to collect rent receivables and near- term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of December 31, 2018 and 2017, the Properties were leased 100% and 91%, respectively. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the fiscal years ended December 31, 2018 and 2017, which we believe is a good indication of overall tenant quality and stability. There are no leases set to expire in 2019. However, per the terms of the first amendment to lease dated January 15, 2019, the rent for the Martinez, GA Property is abated for the first twelve months of the lease, and rent is expected to commence in May 2020. Further, although the new Wendy’s at the Peach Orchard Road Property is expected to be open by May 2019 and the Partnership had negotiated for a continuation of fixed rent throughout the closed period, the Partnership is projected to lose significant percentage rents from this tenant in 2019 (approximately $60,000).

In January 2017, the Partnership received lease extension notices relating to seven of the eight Properties that are leased to Wendy’s franchisees. Pursuant to such notices, each of Wendgusta, LLC, Wendcharles I, LLC and Wendcharles II, LLC exercised the option in their respective property leases to renew such lease for five years beyond the prior expiration date of November 6, 2021. As a result, all eight of the Properties that are leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026. See Item 2, Properties for further information regarding Properties with significant developments during the year ended December 31, 2018.

Eight of the 10 Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 80% of the total 2018 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2018, additional percentage rents totaled $528,372, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2018, the Partnership generated approximately 87% of its total operating revenues from those eight Properties.

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

Since nine Properties are leased to restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. The success of customer marketing and the operating effectiveness of the Partnership’s lessee’s, will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace.

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

Disposition Policies

In deciding whether to sell a Property, the General Partner considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership dissolution currently scheduled for November 30, 2020 pursuant to the Partnership Agreement.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 38% of operating rental income for the fiscal year ended December 31, 2018, and 40% of operating rental income for the fiscal years ended December 31, 2017. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

(A Wisconsin limited partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and the Advisory Board

DiVall Insured Income Properties 2 Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the “Company”) as of December 31, 2018 and 2017, and the related statements of income, partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, New York

April 1, 2019

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2018 and 2017

ASSETS

	December 31, 2018	December 31, 2017

INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,527,947
Buildings	4,017,412	4,101,067
Accumulated depreciation	(3,776,718)	(3,745,299)

Net investment properties	$3,034,816	$2,883,715

OTHER ASSETS:

Cash	$99,360	$145,674
Cash held in Indemnification Trust (Note 8)	464,710	457,821
Security deposits escrow	74,681	64,513
Rents and other receivables	533,344	595,399
Deferred tenant award proceeds escrow	64,041	85,617
Prepaid insurance	5,133	5,187
Utility deposit	6,530	6,530
Properties held for sale	-	317,151
Deferred charges, net	186,517	210,593
Total other assets	$1,434,316	$1,888,485

Total assets	$4,469,132	$4,772,200

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2018 and 2017

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2018	December 31, 2017

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,573	$30,507
Due to General Partner (Note 5)	998	1,238
Deferred rent	62,183	84,130
Security deposits	74,340	64,340
Unearned rental income	-	5,000

Total current liabilities	$171,094	$185,215

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$368,941	$365,316
Cumulative cash distributions	(152,900)	(151,449)
	$216,041	$213,867
Limited Partners (46,280.3 interests outstanding at December 31, 2018 and December 31, 2017)

Capital contributions	$46,280,300	$46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,891,026	42,532,147
Cumulative cash distributions	(77,327,268)	(76,677,268)
	$4,922,226	$5,213,347
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$4,298,038	$4,586,985

Total liabilities and partners’ capital	$4,469,132	$4,772,200

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2018 and 2017

	2018	2017

OPERATING REVENUES:
Rental income (Note 4)	$1,383,724	$1,483,879
TOTAL OPERATING REVENUES	$1,383,724	$1,483,879
EXPENSES:
Partnership management fees (Note 5)	$275,472	$270,110
Insurance	8,894	5,643
General and administrative	63,444	61,356
Advisory Board fees and expenses	10,500	10,500
Professional services	469,234	282,927
Other property expenses	11,537	-
Depreciation	166,050	124,142
Amortization	24,077	30,014
TOTAL OPERATING EXPENSES	$1,029,208	$784,692

Other interest income	$7,988	$4,294
TOTAL OTHER INCOME	$7,988	$4,294
INCOME FROM CONTINUING OPERATIONS	$362,504	$703,481
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 2)	$-	$(15,982)

NET INCOME	$362,504	$687,499
NET INCOME- GENERAL PARTNER	3,625	6,875
NET INCOME- LIMITED PARTNERS	$358,879	$680,624

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME FROM CONTINUING OPERATIONS	$7.75	$15.05
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(0.34)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$7.75	$14.71

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2018 and 2017

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2016	$358,441	$(148,698)	$209,743	$39,358,468	$41,851,523	$(75,917,268)	$(840,229)	$4,452,494	$4,662,237
Cash Distributions ($16.42 per limited partnership interest)	-	(2,751)	(2,751)	-	-	(760,000)	-	(760,000)	(762,751)
Net Income	6,875		6,875		680,624			680,624	687,499
BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985
Cash Distributions ($14.04 per limited partnership interest)	-	(1,451)	(1,451)	-	-	(650,000)	-	(650,000)	(651,451)
Net Income	3,625	-	3,625		358,879			358,879	362,504
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$362,504	$703,481
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	190,127	154,156
Changes in operating assets and liabilities:
Decrease (Increase) in rents and other receivables	62,055	(14,075)
Increase in security deposit escrow	(10,168)	(158)
Decrease in prepaid insurance	54	5,948
Decrease in accounts payable and accrued expenses	3,065	5,108
Decrease in unearned rental income	(5,000)	-
Decrease in deferred award escrow	(371)	(469)
Payment of leasing commission	-	(126,820)
Security deposit receipt	10,000	-
Decrease in due to General Partner	(240)	(4)
Net cash from operating activities	$612,026	$727,167

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(6,889)	$(3,129)
Net cash (used in) provided from investing activities	$(6,889)	$(3,129)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(650,000)	$(760,000)
Cash distributions to General Partner	(1,451)	(2,751)

Net cash used in financing activities	$(651,451)	$(762,751)

CASH PROVIDED FROM (USED IN) DISCONTINUED OPERATIONS	$-	$(15,982)
NET DECREASE IN CASH	(46,314)	(54,695)
CASH AT BEGINNING OF YEAR	$145,674	$200,369
CASH AT END OF YEAR	$99,360	$145,674

CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of December 31, 2018, the Partnership owned 10 Properties, which are located in a total of three states.

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

On May 18, 2018, the Partnership concluded a special consent solicitation process in which it solicited affirmative consents from the limited partners to authorize the General Partner to sell all or substantially all of the Partnership’s properties, and to subsequently liquidate and dissolve the Partnership upon completion of the sale (collectively, the “Transaction”). The Transaction was approved by written consent of the holders of a majority of the outstanding limited partnership interests. On July 24, 2018, the Partnership mailed to interested parties a confidentiality agreement and a letter that included procedures, terms and conditions (the “Procedures”) for a sealed bid sale for the potential sale of the Properties. Under the Procedures communicated to all prospective bidders, the deadline for submitting bids complying with the Procedures was September 28, 2018 (the “Bid Deadline”).

On October 2, 2018, the General Partner determined that no bid response received by the Bid Deadline satisfied the terms and conditions of the Procedures. Accordingly, the General Partner determined it was in the best interests of the Partnership to suspend its efforts with respect to consummating the Transaction, and the sealed bid process was terminated due to failure to receive a compliant bid.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the Company’s financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

As of December 31, 2018 and 2017 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2018 and 2017, accumulated amortization amounted to $48,821 and $33,843, respectively. Fully amortized deferred charges of $9,099, including related accumulated amortization, were removed from the balance sheets as of December 31, 2017.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2018, eight of the Partnership’s 10 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 54%, 17% and 9%, respectively, of the Partnership’s total 2018 operating base rents reflected for the fiscal year ended December 31, 2018.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2018 and 2017.

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure”, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the years ended December 31, 2018 and 2017. See Note 9 for further disclosure.

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

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2018, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2018 financial statements by approximately $6,921,832.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2018	2017
	(Unaudited)	(Unaudited)
Net income, per statements of income	$362,504	$687,499
Book to tax depreciation difference	13,841	(53,932)
Tax over (under) Book gain from asset disposition	(32,745)	-
Straight line rent adjustment	-	-
Penalties	-	-
Prepaid rent	(26,947)	(21,947)
Bad Debts	-	-
Other expense/deduction items with differences	-	-
Net income for tax reporting purposes	$316,653	$611,620

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners, but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2015.

Ohio - Commercial Activates Tax CAT

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000 or more per calendar year are subject to the CAT tax. Such “taxable gross receipts”, include i) gross rents and royalties from real property located in Ohio, and ii) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150. Since the Partnership has not had gross receipts in excess of $150,000 for the periods ended December 31, 2018 and 2017, the CAT tax is not applicable to the Partnership for the periods indicated.

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

As of December 31, 2018, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018. As of September 30, 2018, the Martinez, GA was leased by Brakes4Less of Columbia, Inc. The 10 Properties are located in a total of three states.

A summary of significant developments as of December 31, 2018, by Property, for Properties with such developments, can be found in Item 2, Properties.

Discontinued Operations

During the fiscal years ended December 31, 2018 and 2017, the Partnership recognized income (loss) from discontinued operations of $0 and ($15,982), respectively. The loss from discontinued operations was attributable to the Martinez, GA Property that was vacant and held for sale as of December 15, 2016 through June 17, 2018.

The components of property held for sale in the balance sheets as of December 31, 2018 and 2017 are $0 and $317,151, respectively. In 2018, the Martinez, GA property was reclassified back to continuing operations because it was no longer held for sale as of June 17, 2018 when the letter of intent was signed with Brakes4Less of Columbia, Inc.

	December 31,	December 31,
	2018	2017

Balance Sheet:
Land	$-	$266,175
Buildings, net	-	50,976
Properties held for sale	$-	$317,151

The components of discontinued operations included in the statements of income for the years ended December 31, 2018 and 2017 are outlined below:

	December 31,	December 31,
	2018	2017
Revenues
Base Rent	$-	$-
Percentage Rent	-	-
Total Revenues	$-	$-

Expenses
Insurance	$-	$1,426
Property tax expense	-	6,078
Maintenance expense	-	6,828
Depreciation	-	-
Amortization	-	-
Appraisals	-	1,650
Total Expenses	$-	$15,982

Net Income from Discontinued Operations	$-	$(15,982)

3. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The November 9, 2009 amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of December 31, 2018, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2019	798,433
2020	835,933
2021	861,725
2022	881,130
2023	882,345
Thereafter	2,875,846
$7,135,412

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2019, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2018, the minimum annual Base Fee and the maximum Expenses reimbursement increased by 2.13% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2018, the minimum annual Base Fee paid by the Partnership was raised to $276,432 and the maximum annual Expenses reimbursement was increased to $22,308.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2018 and 2017, are as follows:

	Incurred for the	Incurred for the
	Year ended December 31, 2018	Year ended December 31, 2017

General Partner
Management fees	$275,472	$270,110
Overhead allowance	22,230	21,794
Leasing commissions	0	126,820
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	1,451	2,751
	$301,653	$423,975

At December 31, 2018 and 2017, $998 and $1,238, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2018, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2018 and 2017, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2018, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $214,710 of earnings has been credited to the Trust as of December 31, 2018. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the Investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2018 and 2017, there were no such transfers.

10. SUBSEQUENT EVENTS

The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018. In January 2019, the tenant for the Property operated as an Applebee’s filed with the court to continue with the Partnership’s lease without modification.

The lease for the Brakes4Less Property commenced on September 30, 2018. Per the terms of the First Amendment to lease dated January 15, 2019, the first 12 months’ rent was abated.

On February 15, 2019, the Partnership made a distribution to the limited partners of $500,000 in the aggregate, which amounted to $10.80 per Interest.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Controls and Procedures

As of December 31, 2018, the Partnership’s management, including the persons performing the functions of principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Partnership’s management assessed the effectiveness of the internal control over financial reporting as of December 31, 2018. In making this assessment, the Partnership’s management used the criteria set forth in the original Framework issued in 2013, by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Partnership’s management has concluded that, as of December 31, 2018, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership’s internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Bruce A. Provo, Age 68 - President, Founder and Director, TPG.

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

As of December 31, 2018, Jesse Small was a beneficial owner of more than 10% of the outstanding Partnership Interests. In 2018 Mr. Small filed three separate Form 4s reporting a total of four separate purchase transactions that were effected in December 2017, March 2018 and September 2018. Each of these Form 4s was filed after its prescribed deadline.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 31, 2019. Based on information known to the Partnership or filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	6,669.34	14.41%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	3,921.925	8.47%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

(1) Based on 46,280.3 Interests outstanding as of March 31, 2019.

(b) As of March 31, 2019, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2018, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.13% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2018, the minimum monthly Base Fee paid by the Partnership was raised to $23,036 and the maximum monthly Expense reimbursement was raised to $1,859.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2020. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2018 and 2017:

	Incurred for the	Incurred for the
	Year ended December 31, 2018	Year ended December 31, 2017

General Partner
Management fees	$275,472	$270,110
Overhead allowance	22,230	21,794
Leasing commissions	-	126,820
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	1,451	2,751
	$301,653	$423,975

Item 14. Principal Accountant Firm Fees and Services

RBSM, LLP serves as the Partnership’s independent registered public accountants.

Audit Fees

Aggregate billings during the fiscal years ended December 31, 2018 and 2017, for audit and interim review services provided to the Partnership by its principal accounting firm, RBSM, LLP, amounted to $48,400 and $47,400, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2018 and 2017, RBSM, LLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Tax compliance services billed during the fiscal years ended December 31, 2018 and 2017 were $27,000 and $26,650, respectively, provided by RSM US, LLP (“RSM”).

All Other Fees

For the fiscal years ended December 31, 2018 and 2017, neither RSM nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Income for the Years Ended December 31, 2018 and 2017

Statements of Partners’ Capital for the Years Ended December 31, 2018 and 2017

Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2018

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 30, 2018 and December 31, 2017 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 30, 2018 and December 31, 2017 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 30, 2018 and December 31, 2017 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Statements of Income for the years ended December 31, 2018 and 2017, (iii) Statement of Cash Flows for the years ended December 31, 2018 and 2017, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

					Gross Amount at which						Life on which
		Initial Cost to Partnership			Carried at End of Year						Depreciation
Property	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisitions	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	in latest statement of operations is computed (years)
Augusta, GA (1)	-	215,416	434,176	-	213,226	434,176	647,402	414,754	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	308,705	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	356,109	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	377,891	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	280,926	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	242,458	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	433,690	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	378,079	-	12/29/1989	31.5
Martinez, GA	-	266,175	367,575	-	266,175	367,575	633,750	339,540	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	644,566	-	6/1/1990	31.5
	$-	$2,830,303	$4,017,412	$-	$2,794,122	$4,017,412	$6,811,534	$3,776,718

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

Investment Properties	Year Ended December 31, 2018	Year Ended December 31, 2017	Accumulated Depreciation	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance at beginning of year	$6,629,014	$6,629,014	Balance at beginning of year	$3,745,299	$3,621,157

Additions:			Additions charged to costs and expenses	166,050	124,142
Vacant- Martinez, GA property held for sale (1)	633,750		Vacant- Martinez, GA property held for sale (1)	316,599
Deletions:
Palo Alto, NM expiration of ground lease (2)	(451,230)		Palo Alto, NM expiration of ground lease (2)	(451,230)

Balance at end of year	$6,811,534	$6,629,014	Balance at end of year	$3,776,718	$3,745,299

(1) In the Second Quarter of 2018, the property was no longer classified as held for sale

(2) In the Second Quarter of 2018, the property was fully depreciated and removed from the balance sheet due to the expiration of the ground lease.

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

Dated: April 1, 2019

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

Date: April 1, 2019

