Form 10-Q
period 2019-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2019-05-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(816) 421-7444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

FOR THE PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2019 and December 31, 2018

ASSETS

	March 31, 2019	December 31,2018
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,807,000)	(3,776,718)

Net investment properties	$3,004,534	$3,034,816

OTHER ASSETS:

Cash	$156,075	$99,360
Cash held in Indemnification Trust (Note 8)	470,060	464,710
Security deposits escrow	69,353	74,681
Rents and other receivables	-	533,344
Deferred tenant award proceeds escrow	58,629	64,041
Prepaid insurance	3,420	5,133
Due from Wendgusta LLC	1,812	-
Utility deposit	-	6,530
Deferred charges, net	199,855	186,517
Total other assets	$959,204	$1,434,316

Total assets	$3,963,738	$4,469,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2019 and December 31, 2018

LIABILITIES AND PARTNERS’ CAPITAL

	March 31, 2019	December 31, 2018
	(unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$42,121	$33,573
Due to General Partner (Note 5)	-	998
Deferred rent	56,696	62,183
Security deposits	69,340	74,340

Total current liabilities	$168,157	$171,094

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	$368,916	$368,941
Cumulative cash distributions	(152,900)	(152,900)
	$216,016	$216,041
Limited Partners (46,280.3 interests outstanding at March 31, 2019 and December 31, 2018)

Capital contributions	$46,280,300	$46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	42,888,594	42,891,026
Cumulative cash distributions	(77,827,268)	(77,327,268)
	$4,419,794	$4,922,226
Former General Partner -
Cumulative net income (retained earnings)	$707,513	$707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	$(840,229)	$(840,229)

Total partners’ capital	$3,795,581	$4,298,038

Total liabilities and partners’ capital	$3,963,738	$4,469,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$205,095	$220,095
TOTAL OPERATING REVENUES	$205,095	$220,095
EXPENSES:
Partnership management fees (Note 5)	$69,670	$68,148
Insurance	1,465	1,465
General and administrative	12,703	21,088
Advisory Board fees and expenses	2,125	2,625
Professional services	95,893	144,875
Other property expenses	(88)	-
Depreciation	30,283	31,035
Amortization	6,019	6,019
TOTAL OPERATING EXPENSES	$218,070	$275,255
OTHER INCOME
Other miscellaneous income	$5,000	$-
Other interest income	5,518	2,997
TOTAL OTHER INCOME	$10,518	$2,997
LOSS FROM CONTINUING OPERATIONS	(2,457)	(52,163)
LOSS FROM DISCONTINUED OPERATIONS (Note 2)	-	(3,569)

NET LOSS	$(2,457)	$(55,732)
NET LOSS - GENERAL PARTNER	(25)	(557)
NET LOSS - LIMITED PARTNERS	$(2,432)	$(55,175)

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
LOSS FROM CONTINUING OPERATIONS	$(0.05)	$(1.12)
LOSS FROM DISCONTINUED OPERATIONS	-	(0.07)
NET LOSS PER LIMITED PARTNERSHIP INTEREST	$(0.05)	$(1.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2019 and 2018

	Three Months Ended
	March 31, 2019	March 31,2018
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,457)	$(52,163)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36,302	37,054
Changed in operating assets and liabilities
Decrease in rents and other receivables	533,344	595,399
Decrease (Increase) in security deposit escrow	5,328	(40)
Decrease (Increase) in prepaid insurance	1,713	(714)
Increase in due from Wendgusta LLC	(1,812)	-
Decrease in utility deposit	6,530	-
Increase in accounts payable and accrued expenses	8,548	110,271
Increase in property tax payable	-	1,545
Decrease in deferred award escrow	(75)	(102)
Payment of leasing commission	(19,358)	-
Decrease in due to General Partner	(998)	(1,238)
Decrease in security deposits	(5,000)	-
Decrease in prepaid rent	-	(5,000)
Cash used in discontinued operations - operating activities	-	(3,569)
Net cash from operating activities	$562,065	$681,443

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(5,350)	$(2,623)
Net cash used in investing activities	$(5,350)	$(2,623)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(500,000)	$(100,000)
Cash distributions to General Partner	-	-
Net cash used in financing activities	$(500,000)	$(100,000)

NET INCREASE IN CASH	$56,715	$578,820
CASH AT BEGINNING OF PERIOD	$99,360	$145,674
CASH AT END OF PERIOD	$156,075	$724,494
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (Unaudited)

For the Three Month Periods Ended March 31, 2019 and 2018

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
Net Income	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	$(152,900)	$216,016	$39,358,468	$42,888,594	$(77,827,268)	$(840,229)	$3,579,565	$3,795,581

BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985
Net Income	(557)	-	(557)	-	(55,175)	-	-	(55,175)	(55,732)
Cash Distributions ($2.16 per limited partnership interest)	-	-	-	-	-	(100,000)	-	(100,000)	(100,000)
BALANCE AT MARCH 31, 2018	$364,759	$(151,449)	$213,310	$39,358,468	$42,476,972	$(76,777,268)	$(840,229)	$4,217,943	$4,431,253

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership’s (the “Partnership”) 2018 annual audited financial statements within its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

These unaudited interim condensed financial statements and notes have been prepared on the same basis as the Partnership’s annual audited financial statements and include all normal and recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position, results of operations and cash flows as of and for the interim periods presented. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019, for any other interim period, or for any other future year.

The condensed balance sheet as of December 31, 2018 contained herein has been derived from the audited financial statements as of December 31, 2018 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The Partnership was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests (closed on February 22, 1990, with 46,280.3 limited partnership interests having been sold in that offering), resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of March 31, 2019, the Partnership owned 10 Properties, which are located in a total of three states.

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

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. The Partnership adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018, and such adoption did not have a material impact on the Partnership’s financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Partnership adopted ASU 2016-02, and such adoption did not have a material impact on the Partnership’s financial statements.

Based on an analysis of specific accounts and historical experience, as of March 31, 2019 and December 31, 2018, there was $0 recorded as allowance for doubtful accounts.

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Depreciation of the Properties are provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of March 31, 2019, and December 31, 2018, accumulated amortization amounted to $54,840 and $48,821, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of March 31, 2019, eight of the Partnership’s 10 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 56%, 18% and 9%, respectively, of the total operating base rents reflected as of March 31, 2019.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the three month period ended March 31, 2019 and for the year ended December 31, 2018.

The FASB guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of the provisions of this FASB issuance, with respect to nonrecurring fair value measurements of nonfinancial assets and liabilities, including (but not limited to) the valuation of reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how the Partnership estimated its fair value measurements but did result in increased disclosures about fair value measurements in the Partnership’s financial statements as of and for the three month period ended March 31, 2019 and the year ended December 31, 2018. See Note 9 for further disclosure.

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

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2015.

2. INVESTMENT PROPERTIES AND PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of March 31, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

Discontinued Operations

During the three month periods ended March 31, 2019 and 2018, the Partnership recognized a loss from discontinued operations of $0 and $(3,569), respectively. The loss from discontinued operations was attributable to the Martinez, GA Property, which had been vacant since the fourth quarter of 2016. As of September 30, 2018, as described above, the Martinez, GA Property was leased to Brakes4Less of Columbia, Inc.

The components of discontinued operations included in the statements of income for the three months ended March 31, 2019 and 2018 are outlined below:

	March 31, 2019	March 31, 2018
Revenues
Base Rent	$-	$-
Total Revenues	$-	$-

Expenses
Insurance	-	798
Property tax expense	-	1,545
Maintenance expense	-	1,226
Total Expenses	-	3,569
Net Loss from Discontinued Operations	$-	$(3,569)

3. PARTNERSHIP AGREEMENT:

The Partnership Agreement was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, as amended, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The November 9, 2009 amendment also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to The Provo Group, Inc. (“TPG”, or the “General Partner”), the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his, her or its Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

As of March 31, 2019, the aggregate minimum operating lease payments (including the aggregate total of the first quarter of 2019 collected revenues of $205,095) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2019	$798,433
2020	835,933
2021	861,725
2022	881,130
2023	882,345
Thereafter	2,875,846
$7,135,412

At March 31, 2019 and December 31, 2018, rents and other receivables included $0 and $533,344, respectively, of unbilled percentage rents. As of March 31, 2019, all of the 2018 percentage rents had been billed and collected.

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2019, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2019, the minimum annual Base

Fee and the maximum Expenses reimbursement increased by 2.44% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2019, the minimum annual Base Fee paid by the Partnership was raised to $283,176 and the maximum annual Expenses reimbursement was increased to $22,848.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
General Partner
Management fees	$69,670	$68,148
Overhead allowance	5,622	5,499
Leasing commissions	6,453	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	-	-
	$84,245	$76,147

At March 31, 2019 and December 31, 2018, $0 and $998, respectively, was payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of March 31, 2019, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2019 and 2018 are as follows:

	Incurred for the Three Month Period ended March 31, 2019	Incurred for the Three Month Period ended March 31, 2018
	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875

At March 31, 2019 and December 31, 2018 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”, and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2019, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $220,060 of earnings has been credited to the Trust as of March 31, 2019. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2019 and the year ended December 31, 2018, there were no such transfers.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, the inability of the General Partner to find a suitable purchaser for any marketed Properties, the inability to agree on an acceptable purchase price or contract terms for any marketed Properties, a decrease in the financial performance of the Properties, the inability to realize value for limited partners upon disposition of the Partnership’s assets, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31 2018, and other reports we file with the SEC.

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

Investment Properties

As of March 31, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2019.

Net Income

Net loss for the three month periods ended March 31, 2019 and 2018 were $(2,457) and $(55,732), respectively. Net loss per limited partnership interest for the three month periods ended March 31, 2019 and 2018 were $(0.05) and $(1.19), respectively.

This is primarily the result of a decrease in the usage of outside professional services in the first quarter of 2019 compared to usage of outside professional services in the first quarter of 2018 in connection with the proposed sale of the Partnership’s assets during the first quarter of 2018.

Results of Operations

Loss from continuing operations for the three month periods ended March 31, 2019 and 2018 was $(2,457) and $(52,163), respectively.

Three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018:

Operating Rental Income: Rental income for the three month periods ended March 31, 2019 and 2018 was $205,095 and $220,095, respectively. The rental income was comprised primarily of monthly lease obligations. The decrease in rental income for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 is due primarily to the fact that we stopped receiving rental income from the former Property in Palo Alto, New Mexico that was operated as a Kentucky Fried Chicken restaurant, following the June 2018 expiration of our ground lease.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2019 and 2018 were $12,703 and $21,088, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 is due primarily to fees incurred by the Partnership during the first quarter of 2018 in connection with the proposed sale of the Partnership’s assets.

Professional Services: Professional services expenses for the three month periods ended March 31, 2019 and 2018 were $95,893 and $144,875, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 is due primarily to legal and professional fees incurred during the first quarter of 2018 in connection with the proposed sale of the Partnership’s assets.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2019 and 2018 were $562,065 and $681,443, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to the decreased net loss and increased accrued payables during the first quarter of 2018 compared to the first quarter of 2019.

Cash flows used in investing activities for the three month periods ended March 31, 2019 and 2018 were $(5,350) and $(2,623), respectively. These amounts represented the interest earned on the indemnification trust account.

For the three month period ended March 31, 2019 and 2018 cash flows used in financing activities were $500,000 and $100,000, respectively, and consisted of aggregate limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $156,075 at March 31, 2019. Cash of $100,000 is anticipated to be used to fund the 2019 first quarter aggregate distribution to limited partners on or about May 15, 2019, and cash of approximately $42,121 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity historically have been, and are expected to continue to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future Partnership liquidity and limited partner distributions of cash flows from operations. The Partnership is in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt with respect to the on-going operations of the Properties are the Partnership’s inability to collect rent receivables and near-term or chronic property vacancies. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, capital expenditures, and taxable income recognition matching, which is primarily attributable to percentage rents and property sales.

As of March 31, 2019, the current ten Properties were leased 100%. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2019 and the fiscal year ended December 31, 2018, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2019. However, per the terms of the First Amendment to lease dated January 15, 2019, the rent for the Martinez, GA Property is abated for the first twelve months of the lease, and rent is expected to commence in May 2020. Further, although the new Wendy’s at the Peach Orchard Road Property is expected to be open by May 2019, and the Partnership had negotiated for a continuation of fixed rent throughout the closed period, the Partnership is projected to lose significant percentage rents from this tenant in 2019 (approximately $60,000).

Eight of the ten Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 80% of the total 2018 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2018, additional percentage rents totaled $528,372, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2018, the Partnership generated approximately 87% of its total operating revenues from those eight Properties. As of March 31, 2019, the eight Properties operated as Wendy’s restaurants exceeded 80% of the Partnership’s total Properties, both by asset value and number.

Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered material to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 30, 2018 and December 31, 2017. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2018 Annual Report on Form 10-K, filed with the SEC on April 1, 2019. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

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

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2019 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	SOX 302 Certification

31.2	SOX 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2019, regarding the first quarter of 2019 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2019 and 2018, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2019 and 2018, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date: May 14, 2019

