Form 10-Q
period 2019-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2019-08-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

1900 W 75th Street, Suite 100, Prairie Village, KS 66208

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

FOR THE PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2019 and December 31, 2018

ASSETS

	June 30, 2019	December 31, 2018
	(unaudited)
INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,837,283)	(3,776,718)
Net investment properties	2,974,251	3,034,816

OTHER ASSETS:

Cash	99,375	99,360
Cash held in Indemnification Trust (Note 8)	470,060	464,710
Security deposits escrow	69,396	74,681
Rents and other receivables	108,144	533,344
Long-term rent receivable	7,338	-
Deferred tenant award proceeds escrow	53,211	64,041
Prepaid insurance	1,954	5,133
Utility deposit	-	6,530
Due from WendGusta, LLC	8,100	-
Deferred charges, net	212,608	186,517
Total other assets	1,030,186	1,434,316

Total assets	$4,004,437	$4,469,132

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2019 and December 31, 2018

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2019	December 31, 2018
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,560	$33,573

Due to General Partner (Note 5)	589	998
Deferred rent	51,209	62,183
Security deposits	69,340	74,340
Total current liabilities	159,698	171,094

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	370,414	368,941
Cumulative cash distributions	(153,489)	(152,900)
	216,925	216,041
Limited Partners (46,280.3 interests outstanding at June 30, 2019 and December 31, 2018)

Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	43,036,843	42,891,026
Cumulative cash distributions	(77,927,268)	(77,327,268)
	4,468,043	4,922,226
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,844,739	4,298,038
Total liabilities and partners’ capital	$4,004,437	$4,469,132

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2019 and 2018

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 4)	$320,578	$316,043	$525,673	$536,137
TOTAL OPERATING REVENUES	$320,578	$316,043	$525,673	$536,137
EXPENSES:
Partnership management fees (Note 5)	$70,794	$69,108	$140,464	$137,256
Insurance	1,466	1,466	2,931	2,931
General and administrative	6,440	10,353	19,143	31,441
Advisory Board fees and expenses	2,625	2,625	4,750	5,250
Professional services	52,758	17,481	148,651	162,356
Other Property Expenses	-	605	(89)	517
Depreciation	30,282	74,450	60,565	105,485
Amortization	6,606	6,019	12,625	12,039
TOTAL OPERATING EXPENSES	$170,971	$182,107	$389,040	$457,275
OTHER INCOME
Other miscellaneous income	-	-	5,000	-
Other interest income	140	343	5,657	3,340
TOTAL OTHER INCOME	$140	$343	$10,657	$3,340

NET INCOME	$149,747	$130,649	$147,290	$74,916
NET INCOME- GENERAL PARTNER	$1,497	$1,307	$1,473	$749
NET INCOME- LIMITED PARTNERS	$148,250	$129,342	$145,817	$74,167

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding: (Basic and diluted)
INCOME FROM CONTINUING OPERATIONS	$3.20	$2.87	$3.04	$1.76
LOSS FROM DISCONTINUED OPERATIONS	$-	$(0.08)	$-	$(0.16)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$3.20	$2.79	$3.04	$1.60

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2019 and 2018

	Six Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$147,290	$74,916
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	73,190	117,524
Changes in operating assets and liabilities
Decrease in rents and other receivables	425,200	499,451
Increase in long-term rent receivable	(7,338)	-
Decrease (Increase) in security deposit escrow	5,285	(80)
Increase in due from WendGusta, LLC	(8,100)	-
Increase in deferred closing costs	-	(109,098)
Decrease in utility deposit	6,530	-
Decrease in deferred rent award escrow	(144)	(198)
Decrease in prepaid insurance	3,179	1,496
Increase in accounts payable and accrued expenses	4,987	11,197
Decrease in unearned rental income	-	(5,000)
Increase in property tax payable	-	3,090
Payment of leasing commission	(38,716)	-
Security deposit refund	(5,000)	-
Decrease in due to General Partner	(409)	(938)
Net cash from operating activities	605,954	592,360

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(5,350)	(2,623)
Net cash used in investing activities	(5,350)	(2,623)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(550,000)
Cash distributions to General Partner	(589)	(300)
Net cash used in financing activities	(600,589)	(550,300)

NET INCREASE IN CASH	15	39,437
CASH AT BEGINNING OF PERIOD	99,360	145,674
CASH AT END OF PERIOD	99,375	185,111
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL

For the Three and Six Month Periods Ended June 30, 2019 and 2018

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Net Income	Cash Distribution	Reallocation	Total	Capital Partners’
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
Net Income	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	$(152,900)	$216,016	$39,358,468	$42,888,594	$(77,827,268)	$(840,229)	$3,579,565	$3,795,581
Net Income	1,498		1,498		148,249			148,249	149,747
Cash Distributions ($2.16 per limited partnership interest)		(589)	(589)			(100,000)		(100,000)	(100,589)
BALANCE ATJUNE 30, 2019	$370,414	$(153,489)	$216,925	$39,358,468	$43,036,843	$(77,927,268)	$(840,229)	$3,627,814	$3,844,739

BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985
Net Income	(557)	-	(557)	-	(55,175)	-	-	(55,175)	(55,732)
Cash Distributions ($2.16 per limited partnership interest)	-	-	-	-	-	(100,000)	-	(100,000)	(100,000)
BALANCE AT MARCH 31, 2018	$364,759	$(151,449)	$213,310	$39,358,468	$42,476,972	$(76,777,268)	$(840,229)	$4,217,943	$4,431,253
Net Income	1,307		1,307		129,342			129,342	130,649
Cash Distributions ($9.72 per limited partnership interest)		(300)	(300)			(450,000)		(450,000)	(450,300)
BALANCE AT JUNE 30, 2018	$366,065	$(151,749)	$214,316	$39,358,468	$42,606,314	$(77,227,268)	$(840,229)	$3,897,285	$4,111,601

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2019, the Partnership owned ten Properties, which are located in a total of three states.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners’ capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners’ capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership’s first presentation of year-to- date quarterly changes in partners’ capital was included in its Form 10-Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership’s financial statements.

Based on an analysis of specific accounts and historical experience, as of June 30, 2019, and December 31, 2018, there was $0 recorded as allowance for doubtful accounts.

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

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of June 30, 2019, and December 31, 2018, accumulated amortization amounted to $61,446 and $48,821, respectively.

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. Additionally, as of June 30, 2019, eight of the Partnership’s 10 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property leases for the three tenants comprised approximately 56%, 18% and 9%, respectively, of the total operating base rents reflected as of June 30, 2019.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values as of and for the three and six month periods ended June 30, 2019 and 2018.

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

As of June 30, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2019, the aggregate minimum operating lease payments (including the aggregate total of the first two quarters of 2019 collected revenues of $410,190) to be received under the current operating leases for the Properties are as follows:

Year ending December 31,
2019	$798,433
2020	835,933
2021	861,725
2022	881,130
2023	882,345
Thereafter	2,878,775
$7,138,341

At June 30, 2019 and December 31, 2018, rents and other receivables included $108,144 and $533,344, respectively, of unbilled percentage rents. As of June 30, 2019, all of the 2018 percentage rents had been billed and collected.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2019 and 2018 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$70,794	$69,108	$140,464	$137,256
Overhead allowance	5,712	5,577	11,334	11,076
Leasing commissions	6,453	-	12,906	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	589	300	589	300
	$83,548	$74,985	$167,793	$151,132

At June 30, 2019 and December 31, 2018, $589 and $998, respectively, was payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of June 30, 2019, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2019 and 2019 are as follows:

	Three Month Period ended June 30, 2019	Three Month Period ended June 30, 2018	Six Month Period ended June 30, 2019	Six Month Period ended June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2019 and December 31, 2018 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2019, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1. In addition, $220,060 of earnings has been credited to the Trust as of June 30, 2019. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month periods ended June 30, 2019 and for the year ended December 31, 2018, there were no such transfers.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Partnership cautions readers not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership’s behalf, are expressly qualified in their entirety by this cautionary statement. Management undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include, without limitation, the inability to find a suitable purchaser for the Properties, the inability to agree on an acceptable purchase price or contract terms, a decrease in the financial performance of the Properties, the inability to realize value for limited partners upon disposition of the Partnership’s assets, changes in general economic conditions, changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes, lease-up risks, ability of tenants to fulfill their obligations to the Partnership under existing leases, sales levels of tenants whose leases include a percentage rent component, adverse changes to the restaurant market, entrance of competitors to the Partnership’s lessees in markets in which the Partnership’s investment portfolio of commercial real estate properties (collectively, the “Properties”) are located, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, and such other factors as discussed in our Annual Report on Form 10-K for the year end December 31, 2018, and other reports we file with the SEC.

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

Investment Properties

As of June 30, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending June 30, 2019.

Net Income

Net income for the three-month periods ended June 30, 2019 and 2018 was $149,747 and $130,649, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2019 and 2018 was $3.20 and $2.79, respectively. Net income for the six-month periods ended June 30, 2019 and 2018 was $147,290 and $74,916, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2019 and 2018 was $3.15 and $1.60, respectively.

Net income for the three and six-month periods ended June 30, 2019 and 2018 included the results from both operations and discontinued operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those properties considered as held for sale or properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Income from continuing operations for the three-month periods ended June 30, 2019 and 2018 were $149,747 and $130,649, respectively. Income from continuing operations for the six-month periods ended June 30, 2019 and 2018 were $147,290 and $74,916, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2018 periods to the 2019 periods.

Three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2019 and 2018 was $320,578 and $316,043, respectively. The rental income was comprised primarily of monthly lease obligations and included accruals for annual percentage rents earned year-to-date and adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2019 and 2018 were $6,440 and $10,353, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease in the three-month period ended June 30, 2019 versus the three-month period ended June 30, 2018 is due primarily to the decrease in postage and printing costs related to the 2018 consent solicitation as well as a decrease in income tax expenses incurred compared to the three-month period ended June 30, 2018.

Professional services: Professional services expenses for the three-month periods ended June 30, 2019 and 2018 were $52,758 and $17,481, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase reflected in the three-month period ended June 30, 2019 versus the three-month period ended June 30, 2018 is primarily the result of, starting in the quarter ended June 30, 2018, the Partnership began capitalizing 2018 legal and environmental expenses as deferred closing costs related to the potential sale transaction, which had been expected to be completed by December 31, 2018. The sale transaction was abandoned due to lack of receiving a qualified bid, and these capitalized costs were expensed during the fourth quarter of 2018.

Six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018:

Operating Rental Income: Rental income for the six-month periods ended June 30, 2019 and 2018 was $525,673 and $536,137, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent.

Management expects total base operating rental income to be approximately $820,380 for the year ending December 31, 2019 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults and/or the reclassification of properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2018 was $533,344, and management expects the year ending December 31, 2019 percentage rents to be somewhat higher than the prior fiscal year primarily due to the increased sales reported by several of the Wendy’s Properties and the Applebee’s Property for the first six months of 2019.

Insurance Expense: Insurance expense for both six-month periods ended June 30, 2019 and 2018 was $2,931. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2019/2020 insurance year that is expected to be paid in the fourth quarter of 2019 also increases.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2019 and 2018 were $19,143 and $31,441, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2019 operating general and administrative expenses to be lower than the prior fiscal year’s expenses, primarily due to the concentrated effort to lower expenses in these expense categories.

Professional services: Professional services expenses for the six-month periods ended June 30, 2019 and 2018 were $148,651 and $162,356, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2019 operating professional services expenses will be lower than those incurred in the prior fiscal year due to various factors, including a concentrated effort to lower expenses in these expense categories.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2019 and 2018 were $605,094 and $592,360, respectively.

Cash flows used in investing activities for the six-month periods ended June 30, 2019 and 2018 were $5,350 and $2,623, respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2019 period being higher than the same period in 2018.

For the six-month period ended June 30, 2019, cash flows used in financing activities was $600,589 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $589.

For the six-month period ended June 30, 2018, cash flows used in financing activities was $550,300 and consisted of aggregate limited partner distributions of $550,000, and general partner distributions of $300.

Liquidity and Capital Resources

The Partnership’s cash balance was $99,375 at June 30, 2019. Cash of $100,000 is anticipated to be used to fund the 2019 second quarter aggregate distribution to limited partners on or about August 15, 2019, and cash of approximately $38,565 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets.

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

As of June 30, 2019, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2019 and the fiscal year ended December 31, 2018, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2019. However, per the terms of the First Amendment to lease dated January 15, 2019, the rent for the Martinez, GA Property is abated for the first twelve months of the lease, and rent is expected to commence on May 16, 2020. Further, the new Wendy’s at the Peach Orchard Road Property opened June 18, 2019, and the Partnership had negotiated for a continuation of fixed rent throughout the closed period.

Eight of the ten Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 80% of the total 2018 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2018, additional percentage rents totaled $528,372, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2018, the Partnership generated approximately 87% of its total operating revenues from those eight Properties. As of June 30, 2019, the eight Properties operated as Wendy’s restaurants exceeded 80% of the Partnership’s total Properties, both by asset value and number.

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

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2019 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2019, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2019 and 2018, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2019 and 2018, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2019 and 2018, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 13, 2019

