Form 10-Q
period 2019-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2019-11-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	September 30, 2019	December 31, 2018
	(unaudited)
INVESTMENT PROPERTIES (Note 3):

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,867,565)	(3,776,718)
Net investment properties	2,943,969	3,034,816

OTHER ASSETS:

Cash	67,618	99,360
Cash held in Indemnification Trust (Note 7)	475,574	464,710
Security deposits escrow	69,437	74,681
Rents and other receivables	370,491	533,344
Deferred tenant award proceeds escrow	47,785	64,041
Prepaid insurance	489	5,133
Utility deposit	-	6,530
Deferred charges, net	205,709	186,517
Total other assets	1,237,103	1,434,316

Total assets	$4,181,072	$4,469,132

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2019	December 31, 2018
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,585	$33,573

Due to General Partner (Note 5)	1,211	998
Deferred rent	45,723	62,183
Security deposits	69,340	74,340
Total current liabilities	134,859	171,094

CONTINGENCIES AND COMMITMENTS (Note 6 and 7)

PARTNERS’ CAPITAL (Notes 1 and 4):
General Partner -
Cumulative net income (retained earnings)	373,441	368,941
Cumulative cash distributions	(154,700)	(152,900)
	218,741	216,041
Limited Partners (46,280.3 interests outstanding at September 30, 2019 and December 31, 2018)

Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	43,336,501	42,891,026
Cumulative cash distributions	(78,027,268)	(77,327,268)
	4,667,701	4,922,226
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	4,046,213	4,298,038
Total liabilities and partners’ capital	$4,181,072	$4,469,132

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$460,103	$415,249	$985,775	$951,386
TOTAL OPERATING REVENUES	$460,103	$415,249	$985,775	$951,386
EXPENSES:
Partnership management fees (Note 5)	$70,794	$69,108	$211,258	$206,364
Insurance	1,466	1,465	4,397	4,396
General and administrative	9,723	20,345	29,741	51,786
Advisory Board fees and expenses	2,625	2,625	6,500	7,875
Professional services	41,261	247,959	189,912	410,314
Other Property Expenses	-	3,749	(89)	11,553
Depreciation	30,282	30,283	90,847	135,768
Amortization	6,899	6,019	19,524	18,058
TOTAL OPERATING EXPENSES	$163,050	$381,553	$552,090	$846,114
OTHER INCOME
Other miscellaneous income	-	-	5,000	-
Other interest income	5,633	4,484	11,290	7,824
TOTAL OTHER INCOME	$5,633	$4,484	$16,290	$7,824

NET INCOME	$302,686	$38,180	$449,975	$113,096
NET INCOME ALLOCATED- GENERAL PARTNER	$3,027	$382	$4,500	$1,131
NET INCOME ALLOCATED- LIMITED PARTNERS	$299,659	$37,798	$445,475	$111,965

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.47	$0.82	$9.63	$2.42

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$449,975	$113,096
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	110,371	153,826
Changes in operating assets and liabilities
Decrease in rents and other receivables	184,868	289,298
Increase in long-term rent receivable	(22,015)	-
Decrease (Increase) in security deposit escrow	5,244	(121)
Decrease in utility deposit	6,530	-
Decrease in deferred rent award escrow	(204)	(288)
Decrease in prepaid insurance	4,644	3,706
Decrease in accounts payable and accrued expenses	(14,988)	(1,231)
Decrease in unearned rental income	-	(5,000)
Increase in property tax payable	-	4,635
Payment of leasing commission	(38,716)	-
Security deposit refund	(5,000)	-
Increase (Decrease) in due to General Partner	213	(1,085)
Net cash from operating activities	680,922	556,836

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(10,864)	(6,889)
Net cash used in investing activities	(10,864)	(6,889)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(700,000)	(550,000)
Cash distributions to General Partner	(1,800)	(453)
Net cash used in financing activities	(701,800)	(550,453)

NET DECREASE IN CASH	(31,742)	(506)
CASH AT BEGINNING OF PERIOD	99,360	145,674
CASH AT END OF PERIOD	67,618	145,168

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNER’S CAPITAL (unaudited)

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Net Income	Cash Distribution	Reallocation	Total	Capital Partners’
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
Net Income	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	$(152,900)	$216,016	$39,358,468	$42,888,594	$(77,827,268)	$(840,229)	$3,579,565	$3,795,581
Net Income	1,498		1,498		148,249			148,249	149,747
Cash Distributions ($2.16 per limited partnership interest)		(589)	(589)			(100,000)		(100,000)	(100,589)
BALANCE AT JUNE 30, 2019	$370,414	$(153,489)	$216,925	$39,358,468	$43,036,843	$(77,927,268)	$(840,229)	$3,627,814	$3,844,739
Net Income	3,027		3,027		299,658			299,658	302,685
Cash Distributions ($2.16 per limited partnership interest)		(1,211)	(1,211)			(100,000)		(100,000)	(101,211)
BALANCE AT SEPTEMBER 30, 2019	$373,441	$(154,700)	$218,741	$39,358,468	$43,336,501	$(78,027,268)	$(840,229)	$3,827,472	$4,046,213

BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985
Net Income	(557)	-	(557)	-	(55,175)	-	-	(55,175)	(55,732)
Cash Distributions ($2.16 per limited partnership interest)	-	-	-	-	-	(100,000)	-	(100,000)	(100,000)
BALANCE AT MARCH 31, 2018	$364,759	$(151,449)	$213,310	$39,358,468	$42,476,972	$(76,777,268)	$(840,229)	$4,217,943	$4,431,253
Net Income	1,306		1,306		129,342			129,342	130,648
Cash Distributions ($9.72 per limited partnership interest)		(300)	(300)			(450,000)		(450,000)	(450,300)
BALANCE AT JUNE 30, 2018	$366,065	$(151,749)	$214,316	$39,358,468	$42,606,314	$(77,227,268)	$(840,229)	$3,897,285	$4,111,601

Net Income	382		382		37,798			37,798	38,180
Cash Distributions ($2.16 per limited partnership interest)		(153)	(153)			-		-	(153)
BALANCE AT SEPTEMBER 30, 2018	$366,447	$(151,902)	$214,545	$39,358,468	$42,644,112	$(77,227,268)	$(840,229)	$3,935,083	$4,149,629

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

1. ORGANIZATION:

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2019, the Partnership owned ten Properties, which are located in a total of three states.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

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

2. RECENTLY ADOPTED ACCOUNTING PRINCIPLES:

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners’ capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners’ capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership’s first presentation of year-to-date quarterly changes in partners’ capital was included in its Form 10-Q for the quarter ended March 31, 2019.

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

As of September 30, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

4. PARTNERSHIP AGREEMENT:

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three- and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$70,794	$69,108	$211,258	$206,364
Overhead allowance	5,712	5,577	17,046	16,653
Leasing commissions	-	-	12,906	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	1,211	153	1,800	453
	$77,717	$74,838	$245,510	$225,970

At September 30, 2019 and December 31, 2018, $1,211 and $998, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three- and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Month Period ended September 30, 2019	Three Month Period ended September 30, 2018	Nine Month Period ended September 30, 2019	Nine Month Period ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2019, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1. In addition, $225,574 of earnings has been credited to the Trust as of September 30, 2019. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Investment Properties

As of September 30, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending September 30, 2019.

Net Income

Net income for the three-month periods ended September 30, 2019 and 2018 was $302,686 and $38,180, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2019 and 2018 was $6.47 and $0.82, respectively. Net income for the nine-month periods ended September 30, 2019 and 2018 was $449,975 and $113,096, respectively. Net income per limited partnership interest for the nine-month periods ended September 30, 2019 and 2018 was $9.63 and $2.42, respectively.

Results of Operations

Income from operations for the nine-month periods ended September 30, 2019 and 2018 were $449,975 and $113,096, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2018 periods to the 2019 periods.

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2019 and 2018 was $985,775 and $951,386, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent.

Management expects total base operating rental income to be approximately $820,380 for the year ending December 31, 2019 based on operating leases currently in place. However, future operating rental income may decrease with tenant defaults. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in rental income from operations in the year ended December 31, 2018 was $533,344, and management expects the year ending December 31, 2019 percentage rents to be somewhat higher than the prior fiscal year primarily due to the increased sales reported by several of the Wendy’s Properties and the Applebee’s Property for the first nine months of 2019.

Insurance Expense: Insurance expense for both nine-month periods ended September 30, 2019 and 2018 was $4,396. The insurance expense was related to the Partnership’s general liability policy. This amount could increase if the general liability insurance premium for the 2019/2020 insurance year that is expected to be paid in the fourth quarter of 2019 also increases.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2019 and 2018 were $29,741 and $51,786, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. Management expects the total year ending December 31, 2019 operating general and administrative expenses to be lower than the prior fiscal year’s expenses, primarily due to the concentrated effort to lower expenses in these expense categories.

Professional services: Professional services expenses for the nine-month periods ended September 30, 2019 and 2018 were $189,911 and $410,314, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. Management anticipates that the total year ending December 31, 2019 operating professional services expenses will be lower than those incurred in the prior fiscal year due to various factors, including a concentrated effort to lower expenses in these expense categories.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2019 and 2018 were $680,922 and $556,836, respectively.

Cash flows used in investing activities for the nine-month periods ended September 30, 2019 and 2018 were $10,864 and $6,889 respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2019 period being higher than the same period in 2018.

For the nine-month period ended September 30, 2019, cash flows used in financing activities was $701,800 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $1,800.

For the nine-month period ended September 30, 2018, cash flows used in financing activities was $550,453 and consisted of aggregate limited partner distributions of $550,000, and general partner distributions of $453.

Liquidity and Capital Resources

The Partnership’s cash balance was $67,618 at September 30, 2019. Cash of $100,000 is anticipated to be used to fund the 2019 third quarter aggregate distribution to limited partners on or about November 15, 2019, and cash of approximately $19,800 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets.

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

As of September 30, 2019, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2019 and the fiscal year ended December 31, 2018, which we believe is a good indication of overall tenant quality and stability.

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

Eight of the ten Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 80% of the total 2018 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2018, additional percentage rents totaled $528,372, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2018, the Partnership generated approximately 87% of its total operating revenues from those eight Properties. As of September 30, 2019, the eight Properties operated as Wendy’s restaurants exceeded 80% of the Partnership’s total Properties, both by asset value and number.

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

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2019 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2019, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2019 and 2018, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2019 and 2018, (iv) Unaudited Condensed Statements of Partners’ Capital for the nine month periods ended September 30, 2019 and 2018, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 14, 2019

