Form 10-K
period 2019-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2020-03-23
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

1900 W 75th Street, Suite 100 Prairie Village, Kansas 66208

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

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business

Background

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2019, the Partnership had 1,197 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2019, the Partnership owned 10 Properties, located in a total of three states.

At December 31, 2019, eight of the 10 Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these eight leases during the year ended December 31, 2019 comprised approximately 83% of the total 2019 operating base rents. During the year ended December 31, 2019, additional percentage rents were also generated from these eight Wendy’s properties and totaled $631,256. Additionally, those eight Properties exceeded 80% of the Partnership’s total Properties, both by historical asset value and number. All eight of the Properties that are currently leased to Wendy’s franchisees now feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2019.

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

The Advisory Board currently consists of limited partners of the Partnership: Jesse Small and Albert Kramer. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

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

Item 1A. Risk Factors

Cyber Security

Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached.

Information technology serves an important role in the efficient and effective operation of our business. We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information to manage a variety of business processes and to comply with regulatory, legal, and tax requirements. Our information technology systems and infrastructure are critical to effectively manage our key business processes including finance, administration and other business processes. These technologies enable internal and external communication among our locations, supplies, customers, and others and include the receipt and storage of personal information about our investors and proprietary business information. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, and other causes. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, data loss, legal claims or proceedings, regulatory penalties, and the loss of sales and customers. Any interruption of our information technology systems could have operational, reputational, legal and financial impacts that may have a material adverse effect on our business.

A cyber-attack or other information security breach could have a material adverse effect on our operations and result in financial losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber-attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the recent outbreak of the coronavirus in the U.S. and globally, our tenants and operating partners may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Nine out of 10 Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants. The tenth Property is leased to Brakes4Less of Columbia, Inc.

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (six percent to seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 1, 2020:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum		Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (3) 1721 Sam Rittenberg Blvd Charleston, SC	Wendcharles II, LLC	596,781	76,920		11-6-2026	(2)
12/22/88	Wendy’s (4) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	86,160		11-6-2026	None
02/21/89	Wendy’s (4) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	96,780		11-6-2026	None
02/21/89	Wendy’s (4) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780		11-6-2026	None
02/21/89	Wendy’s (5) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	70,200		11-6-2026	(2)
02/21/89	Wendy’s (5) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	55,333		11-6-2026	(2)
03/14/89	Wendy’s (4) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	90,480		11-6-2026	None
12/29/89	Wendy’s (4) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780		11-6-2026	None
12/29/89	Brakes 4 Less (6) 3859 Washington Rd Martinez, GA	Brakes4Less of Columbia, Inc.	633,750	0	(6)	05-14-2030	(2)
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000		08-31-2027	(2)
			$7,222,685	$798,433

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease one additional period of five years.
(3)	One of the 10 Properties owned as of December 31, 2019 was leased to Wendcharles II. Since more than 80% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2019 and December 30, 2018. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(4)	Five of the 10 Properties owned as of December 31, 2019 were leased to Wendgusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2019 and December 30, 2018. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(5)	Two of the 10 Properties owned by the Partnership as of December 31, 2019 were leased to Wendcharles I. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 29, 2019 and December 30, 2018. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.
(6)	The lease for this Property commenced on September 30, 2018. The first 12 months’ rent has been abated per the terms of the First Amendment to lease dated January 15, 2019.

The following summarizes significant developments, by property, for Properties with such developments.

Applebee’s - Columbus, OH Property

The tenant for the Property operated as an Applebee’s restaurant had been in Chapter 11 bankruptcy since May 2018. In January 2019, the tenant filed with the court to continue with the Partnership’s lease without modification.

Brakes 4 Less – Martinez, GA Property

On September 30, 2018, the Partnership entered into an agreement with Brakes4Less of Columbia, Inc. to lease, on a triple net basis, the Property located at 3859 Washington Road in Martinez, Georgia. The lease for that Property is for an eleven-year term and provides for annual rent of $60,000, with periodic rent escalations. Per the terms of the first amendment to lease dated January 15, 2019, the rent is abated for the first twelve months of the lease, and rent is expected to commence in May 2020. The Brakes 4 Less store opened for business in late June 2019.

Wendy’s – Peach Orchard Road, Augusta, GA Property

On July 4, 2018, a fire occurred at the Property located at 3013 Peach Orchard Road in Augusta, Georgia, which is leased to a Wendy’s franchisee, Wendgusta, LLC (the “Peach Orchard Road Tenant”), resulting in a total destruction, as defined in the lease with the Peach Orchard Road Tenant. The Peach Orchard Road restaurant was closed until June 2019 while the building was reconstructed. The Peach Orchard Road Tenant maintains insurance on the Property. Under the lease for this Property, the Peach Orchard Road Tenant is responsible for the cost of repairing or rebuilding the structure on the Property.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 1, 2020, there were 1,141 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner on a quarterly basis, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. The Partnership anticipates continuing to make distributions to limited partners and the General Partner in future periods in accordance with the terms of the Partnership Agreement.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

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

Revenue recognition- Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease when collectability is reasonably assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease and collectability is reasonably assured.

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

Investment Properties

As of December 31, 2019, the Partnership owned 10 Properties, nine of which feature tenants that are franchisees of casual restaurants. The following are operated at the aforementioned nine Properties: eight Wendy’s restaurants, and an Applebee’s restaurant. The Property in Martinez, GA is leased to Brakes4Less of Columbia, Inc. commencing on September 30, 2018. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2019 or 2018.

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

Further Information

A summary of significant developments as of December 31, 2019, by property, for properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2019 and 2018 were $786,287 and $362,504, respectively. Net income per Interest for the fiscal years ended December 31, 2019 and 2018 were $16.82 and $7.75, respectively.

Net income for the fiscal years ended December 31, 2019 and 2018 included the results from operations. Assets disposed of, or deemed to be classified as held for sale, require the reclassification of current and previous years’ operations to discontinued operations in accordance with GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets”. As such, prior year operating results for those Properties considered as held for sale or Properties no longer considered for sale have been reclassified to conform to the current year presentation without affecting total net income. When Properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose.

Results of Operations

Net income for the fiscal years ended December 31, 2019 and 2018 were $786,287and $362,504, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2019 as compared to fiscal year ended December 31, 2018:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2019 and 2018 was $1.499 and $1.384 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, straight line rent adjustments and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The increase in 2019 compared to 2018 was due to both an increase in straight line rent adjustments related to the Brakes4Less lease, and increased percentage rents earned from increasing sales across the Partnership’s portfolio of Properties.

Management expects total base operating rental income to be approximately $879,086 for the 2020 fiscal year based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2019 and 2018 were $641,632 and $533,344, respectively. Management expects percentage rents for the fiscal year ending December 31, 2020 to be higher than those received in 2019 due to the full year of sales after the reopening of Wendy’s at the Peach Orchard Road Property in addition to projected continued increasing sales across the portfolio of Properties.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2019 and 2018 were $282,052 and $275,472, respectively. The General Partner receives a fee for managing the Partnership, and this fee changes each year based on the Consumer Price Index. See Note 4, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2019 and 2018 were $36,354 and $63,444, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2018 were higher than in the fiscal year ended December 31, 2019, primarily due to increased registration/filing fees expense as well as higher state income tax expense related to 2018. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2020 to be about $12,000 higher than for the fiscal year ended December 31, 2019 due to an expected increase in state income tax expense costs.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2019 and 2018 were $246,616 and $469,234, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2020 will be about $30,000 lower than incurred for the fiscal year ended December 31, 2019. The costs in 2018 were significantly higher due to one-time costs related to the 2018 special consent solicitation which included land survey and title costs, environmental inspections and legal fees that were much higher than normal.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2019 and 2018 were $753,870 and $612,026, respectively. Cash flows from operating activities was lower in 2018 primarily due to much lower net income versus the current year.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows used in investing activities for the fiscal years ended December 31, 2019 and 2018 were $10,864 and $6,889, respectively. The amounts were comprised entirely of earnings from the indemnification trust account.

For the fiscal year ended December 31, 2019, cash flows used in financing activities were $803,145 and consisted of aggregate limited partner distributions of $800,000 and General Partner distributions of $3,145. For the fiscal year ended December 31, 2018, cash flows used in financing activities were $651,451 and consisted of aggregate limited partner distributions of $650,000 and General Partner distributions of $1,451. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $950,000 during 2020.

Liquidity and Capital Resources

The Partnership’s cash balance was $39,221 at December 31, 2019. Cash of approximately $31,650 is anticipated to be used in 2020 for the payment of quarter-end accrued liabilities which are included in the balance sheets.

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

As of December 31, 2019 and 2018, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the fiscal years ended December 31, 2019 and 2018, which we believe is a good indication of overall tenant quality and stability. There are no leases set to expire in 2020. In addition, per the terms of the first amendment to lease dated January 15, 2019, the rent for the Martinez, GA Property is abated for the first twelve months of the lease, and rent is expected to commence in May 2020.

Eight of the 10 Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 83% of the total 2019 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2019, additional percentage rents totaled $631,256, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2019, the Partnership generated approximately 88% of its total operating revenues from those eight Properties.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 43% of operating rental income for the fiscal year ended December 31, 2019, and 38% of operating rental income for the fiscal years ended December 31, 2018. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 8. Financial Statements and Supplementary Data

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

of DiVall Insured Income Properties 2 Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2019, and the related statements of income, partners’ capital and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior Period Financial Statements

The financial statements of the Company as of December 31, 2018 were audited by other auditors whose report dated April 1, 2019 expressed an unmodified opinion on those statements.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2019

Minneapolis, Minnesota
March 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and the Advisory Board

DiVall Insured Income Properties 2 Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the “Company”) as of December 31, 2018, and the related statements of income, partners’ capital, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, New York

April 1, 2019

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31, 2019	December 31, 2018
INVESTMENT PROPERTIES: (Note 2)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,897,848)	(3,776,718)

Net investment properties	2,913,686	3,034,816

OTHER ASSETS:

Cash	39,221	99,360
Investments held in Indemnification Trust (Note 7)	475,574	464,710
Security deposits escrow	69,464	74,681
Rents and other receivables	678,323	533,344
Deferred tenant award proceeds escrow	42,343	64,041
Prepaid insurance	4,982	5,133
Utility deposit	-	6,530
Deferred charges, net	198,809	186,517
Total other assets	1,508,716	1,434,316

Total assets	$4,422,402	$4,469,132

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2019	December 31, 2018
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,301	$33,573
Due to General Partner (Note 4)	1,345	998
Deferred rent	23,596	23,596
Security deposits	69,340	74,340

Total current liabilities	124,582	132,507

LONG TERM LIABILITIES
Deferred rent	16,640	38,587
Total long term liabilities	16,640	38,587

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner -
Cumulative net income (retained earnings)	376,804	368,941
Cumulative cash distributions	(156,045)	(152,900)
	220,759	216,041
Limited Partners (46,280.3 interests outstanding at December 31, 2019 and December 31, 2018)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	43,669,450	42,891,026
Cumulative cash distributions	(78,127,268)	(77,327,268)
	4,900,650	4,922,226
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	4,281,180	4,298,038

Total liabilities and partners’ capital	$4,422,402	$4,469,132

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2019 and 2018

	2019	2018

OPERATING REVENUES:
Rental income	$1,498,703	$1,383,724
TOTAL OPERATING REVENUES	1,498,703	1,383,724
EXPENSES:
Partnership management fees (Note 4)	282,052	275,472
Insurance	6,129	8,894
General and administrative	36,354	63,444
Advisory Board fees and expenses	8,250	10,500
Professional services	246,616	469,234
Other property expenses	1,823	11,537
Depreciation	121,130	166,050
Amortization	26,423	24,077
TOTAL OPERATING EXPENSES	728,777	1,029,208
OTHER INCOME
Other interest income	11,361	7,988
Other miscellaneous income	5,000	-
TOTAL OTHER INCOME	16,361	7,988
INCOME FROM CONTINUING OPERATIONS	786,287	362,504

NET INCOME	786,287	362,504
NET INCOME- GENERAL PARTNER	7,863	3,625
NET INCOME- LIMITED PARTNERS	$778,424	$358,879

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
INCOME	$16.82	$7.75
NET INCOME PER LIMITED PARTNERSHIP INTEREST (BASIC AND DILUTED)	$16.82	$7.75

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2019 and 2018

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Net Income	Cash Distribution	Reallocation	Total	Partners’ Capital
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
2019 Net Income	7,863	-	7,863	-	778,424	-	-	778,424	786,287
Cash Distributions ($17.29 per limited partnership interest)	-	(3,145)	(3,145)	-	-	(800,000)	-	(800,000)	(803,145)
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180

BALANCE AT DECEMBER 31, 2017	$365,316	$(151,449)	$213,867	$39,358,468	$42,532,147	$(76,677,268)	$(840,229)	$4,373,118	$4,586,985
2018 Net Income	3,625	-	3,625	-	358,879	-	-	358,879	362,504
Cash Distributions ($14.04 per limited partnership interest)	-	(1,451)	(1,451)	-	-	(650,000)	-	(650,000)	(651,451)
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$786,287	$362,504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	147,554	190,127
Changes in operating assets and liabilities:
(Increase) Decrease in rents and other receivables	(144,979)	62,055
(Decrease) Increase in security deposit escrow	5,217	(10,168)
Decrease in prepaid insurance	151	54
Decrease in utility deposit	6,530	-
(Increase) Decrease in accounts payable and accrued expenses	(3,272)	3,065
Decrease in unearned rental income	-	(5,000)
Decrease in deferred award escrow	(249)	(371)
Payment of leasing commission	(38,716)	-
Security deposit (refund) receipt	(5,000)	10,000
Increase (Decrease) in due to General Partner	347	(240)
Net cash provided from operating activities	$753,870	$612,026

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(10,864)	$(6,889)
Net cash used in investing activities	$(10,864)	$(6,889)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(800,000)	$(650,000)
Cash distributions to General Partner	(3,145)	(1,451)

Net cash used in financing activities	$(803,145)	$(651,451)

NET DECREASE IN CASH	(60,139)	(46,314)
CASH AT BEGINNING OF YEAR	$99,360	$145,674
CASH AT END OF YEAR	$39,221	$99,360

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of December 31, 2019, the Partnership owned 10 Properties, which are located in a total of three states.

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

Significant Accounting Policies

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for financial statement purposes.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Cash Concentrations of Credit Risk

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2019, eight of the Partnership’s 10 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 56%, 18% and 9%, respectively, of the Partnership’s total 2019 operating base rents reflected for the fiscal year ended December 31, 2019.

Rent and Other Receivables

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2019 and 2018 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

Revenue Recognition

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease when collectability is reasonably assured. Percentage rents are accrued only when the tenant has reached the sales breakpoint stipulated in the lease and collectability is reasonably assured.

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

As of December 31, 2019, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2020	$835,933
2021	861,725
2022	881,130
2023	882,345
2024	883,584
Thereafter	1,995,191
$6,339,908

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Income Taxes

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2019, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2019 financial statements by approximately $6,670,906.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2019	2018
	(Unaudited)	(Unaudited)
Net income, per statements of income	$786,288	$362,504
Book to tax depreciation difference	(6,407)	13,841
Tax over (under) Book gain from asset disposition	-	(32,745)
Straight line rent adjustment	-	-
Penalties	-	-
Prepaid rent	(21,947)	(26,947)
Bad Debts	-	-
Other expense/deduction items with differences	-	-
Net income for tax reporting purposes	$757,934	$316,653

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2016.

Ohio - Commercial Activates Tax CAT

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000 or more per calendar year are subject to the CAT tax. Such “taxable gross receipts”, include i) gross rents and royalties from real property located in Ohio, and ii) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150. Since the Partnership has not had gross receipts in excess of $150,000 for the periods ended December 31, 2019 and 2018, the CAT tax is not applicable to the Partnership for the periods indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Reportable Segments

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Investment Properties

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2019 and 2018, accumulated amortization amounted to $75,244 and $48,821, respectively.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2019 and 2018.

GAAP applicable to disclosure about fair value of financial instruments requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The General Partner believes that the carrying value of the Partnership’s assets (exclusive of the Properties) and liabilities approximate fair value due to the relatively short maturity of these instruments

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) guidance on “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. See Note 8 for further disclosure.

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

2. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

As of December 31, 2019, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant had been in Chapter 11 bankruptcy since May 2018. In January 2019, Applebee’s accepted the lease without modification. As of September 30, 2018, the Martinez, GA was leased by Brakes4Less of Columbia, Inc. The 10 Properties are located in a total of three states.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2019 and 2018, are as follows:

	Incurred for the	Incurred for the
	Year ended December 31, 2019	Year ended December 31, 2018

General Partner
Management fees	$282,052	$275,472
Overhead allowance	22,758	22,230
Leasing commissions	12,906	0
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	3,145	1,451
	$323,361	$301,653

At December 31, 2019 and 2018, $1,345 and $998, respectively, were the distributions payable to the General Partner.

5. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2019, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2019 and 2018, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2019, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $225,574 of earnings has been credited to the Trust as of December 31, 2019. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

8. FAIR VALUE DISCLOSURES:

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

The fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The assets held in the indemnification trust account are invested in one year treasury bills which are measured using level 1 fair value inputs.

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2019 and 2018, there were no such transfers.

9. SUBSEQUENT EVENTS

On February 15, 2020, the Partnership made a distribution to the limited partners of $600,000 in the aggregate, which amounted to $12.96 per Interest.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14.

Item 9A. Control and Procedures

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing Member of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and Chief Financial Officer of the Managing Member concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing Member, in a manner that allows timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing Member, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Managing Member; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the Managing Member performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing Member determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership itself does not have any employees, executive officers or directors and, therefore, has no board committees.

The General Partner of the Partnership is TPG. TPG’s principal office is located at 1900 W 75th Street, Suite 100, Prairie Village, Kansas 66208. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the PMA, which remains in effect. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officer and director of the General Partner who controls the affairs of the Partnership is:

Bruce A. Provo, Age 69 - President, Founder and Director, TPG.

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

As of December 31, 2019, Jesse Small was a beneficial owner of more than 10% of the outstanding Partnership Interests.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2020. Based on information known to the Partnership or filed with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	6,669.34	14.41%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	3,931.925	8.50%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

(1) Based on 46,280.3 Interests outstanding as of March 1, 2020.

(b) As of March 1, 2020, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2019, the minimum annual Base Fee and the maximum Expense reimbursement increased by 2.44% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2019, the minimum monthly Base Fee paid by the Partnership was raised to $23,598 and the maximum monthly Expense reimbursement was raised to $1,904.

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

Advisory Board Member Independence

Although not “directors” or “officers” of the Partnership, the Partnership does evaluate whether the members of the Advisory Board are “independent” by evaluating whether each member has any relationships or has engaged in any transactions that, in the opinion of the General Partner, would interfere with any Advisory Board member’s exercise of independent judgment with respect to matters concerning the Partnership. As a part of this evaluation the General Partner considers, among other things, transactions and relationships between any member of the Advisory Board or any member of his family and the Partnership. The General Partner believes that each of Messrs.Small and Kramer are “independent”.

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2019 and 2018:

	Incurred for the	Incurred for the
	Year ended December 31, 2019	Year ended December 31, 2018

General Partner
Management fees	$282,052	$275,472
Overhead allowance	22,758	22,230
Leasing commissions	12,906	0
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	3,145	1,451
	$323,361	$301,653

Item 14. Principal Accountant Firm Fees and Services

During 2019, we dismissed RBSM, LLP as our independent registered public accountants and replaced them with Boulay, PLLP.

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2019, for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay, PLLP amounted to $39,108. Aggregate billings during the fiscal years ended December 31, 2019 and 2018, for audit and interim review services provided to the Partnership by its former accounting firm, RBSM, LLP, amounted to $4,250 and $3,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2019 and 2018, neither Boulay, PLLP nor RBSM, LLP performed any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

All Other Fees

For the fiscal years ended December 31, 2019 and 2018, neither Boulay, PLLP nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Income for the Years Ended December 31, 2019 and 2018

Statements of Partners’ Capital for the Years Ended December 31, 2019 and 2018

Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2019

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 29, 2019 and December 30, 2018 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 29, 2019 and December 30, 2018 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 29, 2019 and December 30, 2018 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Statements of Income for the years ended December 31, 2019 and 2018, (iii) Statement of Cash Flows for the years ended December 31, 2019 and 2018, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

		Initial Cost to Partnership			Gross Amount at which Carried at End of Year						latest
			Building and	Costs Capitalized Subsequent to		Building and		Depreciation in Life on which Accumulated	Date of	Date	statement of operations is computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Augusta, GA (1)	$-	$215,416	$434,176	$-	$213,226	$434,176	$647,402	$427,703	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	318,343	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	367,279	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	389,744	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	289,738	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	250,064	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	447,294	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	390,566	-	12/29/1989	31.5
Martinez, GA	-	266,175	367,575	-	266,175	367,575	633,750	350,754	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	666,363	-	6/1/1990	31.5
	$-	$2,830,303	$4,017,412	$-	$2,794,122	$4,017,412	$6,811,534	$3,897,848

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,	Accumulated	December 31,	December 31,
Investment Properties	2019	2018	Depreciation	2019	2018
Balance at beginning of year	$6,811,534	$6,629,014	Balance at beginning of year	$3,776,718	$3,745,299

Additions:			Additions charged to costs and expenses	121,130	166,050
Vacant- Martinez, GA property held for sale (1)		633,750	Vacant- Martinez, GA property held for sale (1)		316,599
Deletions:
Palo Alto, NM expiration of ground lease (2)		(451,230)	Palo Alto, NM expiration of ground lease (2)		(451,230)
Balance at end of year	$6,811,534	$6,811,534	Balance at end of year	$3,897,848	$3,776,718

(1)	In the Second Quarter of 2018, the property was no longer classified as held for sale
(2)	In the Second Quarter of 2018, the property was fully depreciated and removed from the balance sheet due to the expiration of the ground lease.

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

Dated: March 20, 2020

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

Date: March 20, 2020

