Form 10-Q
period 2020-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2020-05-14
CIK 825788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

FOR THE PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

March 31, 2020 and December 31, 2019

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,928,130)	(3,897,848)

Net investment properties	2,883,404	2,913,686

OTHER ASSETS:

Cash	138,070	39,221
Cash held in Indemnification Trust (Note 7 )	475,574	475,574
Security deposits escrow	69,487	69,464
Rents and other receivables	51,367	678,323
Deferred tenant award proceeds escrow	36,891	42,343
Prepaid insurance	3,487	4,982
Deferred charges, net	191,910	198,809
Total other assets	966,786	1,508,716

Total assets	$3,850,190	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

March 31, 2020 and December 31, 2019

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2020	2019
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$93,847	$30,301
Due to General Partner (Note 5)	-	1,345
Deferred rent	23,596	23,596
Security deposits	69,340	69,340

Total current liabilities	186,783	124,582

LONG TERM LIABILITIES:
Deferred Rent	11,153	16,640
Total long term liabilities	11,153	16,640

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	376,515	376,804
Cumulative cash distributions	(156,045)	(156,045)
	220,470	220,759
Limited Partners (46,280.3 interests outstanding at March 31, 2020 and December 31, 2019)

Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	43,640,813	43,669,450
Cumulative cash distributions	(78,727,268)	(78,127,268)
	4,272,013	4,900,650
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,652,254	4,281,180

Total liabilities and partners’ capital	$3,850,190	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2020 and 2019

	March 31,	March 31,
	2020	2019
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$219,771	$205,095
TOTAL OPERATING REVENUES	$219,771	$205,095
EXPENSES:
Partnership management fees (Note 5)	$71,221	$69,670
Insurance	1,495	1,465
General and administrative	32,051	12,703
Advisory Board fees and expenses	1,750	2,125
Professional services	105,119	95,893
Other property expenses	0	(88)
Depreciation	30,282	30,283
Amortization	6,899	6,019
TOTAL OPERATING EXPENSES	$248,817	$218,070
OTHER INCOME
Other miscellaneous income	$0	$5,000
Other interest income	120	5,518
TOTAL OTHER INCOME	$120	$10,518

NET LOSS	$(28,926)	$(2,457)
NET LOSS ALLOCATED - GENERAL PARTNER	(289)	(25)
NET LOSS ALLOCATED - LIMITED PARTNERS	$(28,637)	$(2,432)

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET LOSS PER LIMITED PARTNERSHIP INTEREST	$(0.62)	$(0.05)

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2020 and 2019

	Three Months Ended
	March 31, 2020	March 31, 2019
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(28,926)	$(2,457)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,181	36,302
Changed in operating assets and liabilities
Decrease in rents and other receivables	626,956	533,344
(Increase) Decrease in security deposit escrow	(23)	5,328
Decrease in prepaid insurance	1,495	1,713
Increase in due from Wendgusta LLC	-	(1,812)
Decrease in utility deposit	-	6,530
Increase in accounts payable and accrued expenses	63,546	8,548
Decrease in deferred award escrow	(35)	(75)
Payment of leasing commission	-	(19,358)
Decrease in due to General Partner	(1,345)	(998)
Decrease in security deposits	-	(5,000)
Net cash from operating activities	698,849	562,065

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash interest applied to Indemnification Trust account	-	(5,350)
Net cash used in investing activities	-	(5,350)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(500,000)
Cash distributions to General Partner	-	-
Net cash used in financing activities	(600,000)	(500,000)

NET INCREASE IN CASH	98,849	56,715
CASH AT BEGINNING OF PERIOD	39,221	99,360
CASH AT END OF PERIOD	$138,070	$156,075

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the Three Month Periods Ended March 31, 2020 and 2019

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Net Loss	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254

BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
Net Loss	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	$(152,900)	$216,016	$39,358,468	$42,888,594	$(77,827,268)	$(840,229)	$3,579,565	$3,795,581

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of March 31, 2020, the Partnership owned 10 Properties, which are located in a total of three states.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

Changes to GAAP are established by the FASB in the form of ASU’s to the FASB’s Accounting Standards Codification. The Partnership considers the applicability and impact of all ASU’s. The FASB has not recently issued any ASU’s that the Partnership expect to be applicable and have a material impact on its financial statements.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of March 31, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

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

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2019, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2020, the minimum annual Base Fee and the maximum Expenses reimbursement increased by 1.81% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2020, the minimum annual Base Fee paid by the Partnership was raised to $288,300 and the maximum annual Expenses reimbursement was increased to $23,256.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
General Partner
Management fees	$71,221	$69,670
Overhead allowance	5,746	5,622
Leasing commissions	0	6,453
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	-	-
	$79,467	$84,245

At March 31, 2020 and December 31, 2019, $0 and $1,345, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2020, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2020 and 2019 are as follows:

	Incurred for the Three Month Period ended March 31, 2020	Incurred for the Three Month Period ended March 31, 2019
	(Unaudited)	(Unaudited)

Advisory Board Fees paid	$875	$875

At March 31, 2020 and December 31, 2019 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”, and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2020, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $225,574 of earnings has been credited to the Trust as of March 31, 2020. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2020 and the year ended December 31, 2019, there were no such transfers.

9. SUBSEQUENT EVENTS:

Coronavirus Pandemic

During the period ended March 31, 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the coronavirus will have on its financial results at this time.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Wendy’s lease amendments

On April 28, 2020, the Partnership filed an 8-k reporting the extension of three of the Wendgusta, LLC property leases through December 31, 2040.

Applebee’s lease amendment

On April 28, 2020, the Partnership executed a Third Amendment to Lease (the “Amendment”) to that certain Restaurant Absolutely Net Lease dated October 12, 1989, as amended, (the “Lease”) by and between the Partnership and RMH Franchise Corporation (“Tenant”, as successor by assignment from Thomas & King, Inc.). The terms set forth in the Amendment are agreed upon by both parties arising out of changed circumstances due to the COVID-19 pandemic. The provisions of the Lease relating to the amount and timing of the payment of the Base Monthly Rent as suspended for the period beginning April 1, 2020 and ending June 30, 2020. For the months of April and May 2020, the Tenant will owe 6% of sales as their Base Monthly Rent payment. For the month of June 2020, the Tenant will owe $5,750 as their Base Monthly Rent payment. Beginning with the Base Monthly Rent payment due July 1, 2020 the terms of the Lease will resume.

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

Investment Properties

As of March 31, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2020.

Net Income

Net loss for the three month periods ended March 31, 2020 and 2019 were $(28,926) and $(2,457), respectively. Net loss per limited partnership interest for the three month periods ended March 31, 2020 and 2019 were $(0.62) and $(0.05), respectively.

This decrease is primarily the result of increased state income taxes due for 2019, paid in the first quarter of 2020, along with increased professional services expenses in the first quarter of 2020.

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

Net Loss for the three month periods ended March 31, 2020 and 2019 was $(28,926) and $(2,457), respectively.

Operating Rental Income: Rental income for the three month periods ended March 31, 2020 and 2019 was $219,771 and $205,095, respectively. The rental income was comprised primarily of monthly lease obligations. The increase in rental income for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 is due to the straight-line rent adjustment for the new Brakes4Less lease.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2020 and 2019 were $32,051 and $12,703, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 is due primarily to the increased state income taxes due for the 2019 tax year due to much higher net income in 2019 versus 2018.

Professional Services: Professional services expenses for the three month periods ended March 31, 2020 and 2019 were $105,119 and $95,893, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 is due primarily to legal and professional fees incurred during the first quarter of 2020 in connection with the extension of the three Wendgusta, LLC property leases.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2020 and 2019 were $698,849 and $562,065, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the increased percentage rents collected related to 2019 and increased accrued payables during the first quarter of 2020 compared to the first quarter of 2019.

Cash flows used in investing activities for the three month periods ended March 31, 2020 and 2019 were $0 and $(5,350), respectively. The 2019 amount represented the interest earned on the indemnification trust account.

For the three month period ended March 31, 2020 and 2019 cash flows used in financing activities were $600,000 and $500,000, respectively, and consisted of aggregate limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $138,070 at March 31, 2020. Cash of approximately $93,847 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2020, the current ten Properties were leased 100%. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2020 and the fiscal year ended December 31, 2019, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2020. However, per the terms of the First Amendment to lease dated January 15, 2019, the rent for the Martinez, GA Property is abated for the first twelve months of the lease, and rent is expected to commence in May 2020. Further, the Partnership has executed lease amendments with three of the Wendgusta, LLC properties with new terms effective January 1, 2021 and a new expiration date of December 31, 2040.

Eight of the ten Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 83% of the total 2019 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2019, additional percentage rents totaled $631,256, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2019, the Partnership generated approximately 88% of its total operating revenues from those eight Properties. As of March 31, 2020, the eight Properties operated as Wendy’s restaurants exceeded 80% of the Partnership’s total Properties, both by asset value and number.

Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchises, the financial status of the three tenants may be considered material to investors. At the request of the Partnership, Wendgusta, Wendcharles I and Wendcharles II provided the Partnership with a copy of their reviewed financial statements for the fiscal years ended December 29, 2019 and December 30, 2018. Those reviewed financial statements prepared by Wendgusta’s, Wendcharles I’s and Wendcharles II’s accountants are attached as Exhibits 99.0, 99.1 and 99.2, respectively, to the Partnership’s December 31, 2019 Annual Report on Form 10-K, filed with the SEC on March 23, 2020. The Partnership has no rights to audit or review Wendgusta’s, Wendcharles I’s or Wendcharles II’s financial statements and the Partnership’s independent registered public accounting firm has not audited or reviewed the financial statements received from Wendgusta, Wendcharles I or Wencharles II.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2020 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	SOX 302 Certification

31.2	SOX 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2020, regarding the first quarter of 2020 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2020 and 2019, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2020 and 2019, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 14, 2020

