Form 10-Q
period 2020-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2020-08-07
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

FOR THE PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2020 and December 31, 2019

ASSETS

	June 30, 2020	December 31, 2019
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,958,413)	(3,897,848)

Net investment properties	2,853,121	2,913,686

OTHER ASSETS:

Cash	127,666	39,221
Cash held in Indemnification Trust (Note 7 )	479,436	475,574
Security deposits escrow	64,348	69,464
Rents and other receivables	238,417	678,323
Deferred tenant award proceeds escrow	31,413	42,343
Prepaid insurance	1,993	4,982
Deferred charges, net	185,011	198,809
Total other assets	1,128,284	1,508,716

Total assets	$3,981,405	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2020 and December 31, 2019

LIABILITIES AND PARTNERS’ CAPITAL

	June 30, 2020	December 31, 2019
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,851	$30,301
Due to General Partner (Note 5)	787	1,345
Deferred rent	23,596	23,596
Security deposits	64,340	69,340

Total current liabilities	98,574	124,582

LONG TERM LIABILITIES:
Deferred rent	5,667	16,640
Total long term liabilities	5,667	16,640

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	378,772	376,804
Cumulative cash distributions	(156,832)	(156,045)
	221,940	220,759
Limited Partners (46,280.3 interests outstanding at June 30, 2020 and December 31, 2019)

Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	43,864,253	43,669,450
Cumulative cash distributions	(78,727,268)	(78,127,268)
	4,495,453	4,900,650
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,877,164	4,281,180

Total liabilities and partners’ capital	$3,981,405	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2020 and 2019

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$382,504	$320,578	$602,275	$525,673
TOTAL OPERATING REVENUES	$382,504	$320,578	$602,275	$525,673
EXPENSES:
Partnership management fees (Note 5)	$72,075	$70,794	$143,296	$140,464
Insurance	1,452	1,466	2,947	2,931
General and administrative	15,425	6,440	47,476	19,143
Advisory Board fees and expenses	1,750	2,625	3,500	4,750
Professional services	32,845	52,758	137,964	148,651
Other Property Expenses	-	-	-	(89)
Depreciation	30,282	30,282	60,564	60,565
Amortization	6,899	6,606	13,798	12,625
TOTAL OPERATING EXPENSES	$160,728	$170,971	$409,545	$389,040
OTHER INCOME
Other miscellaneous income	-	-	-	5,000
Other interest income	3,921	140	4,041	5,657
TOTAL OTHER INCOME	$3,921	$140	$4,041	$10,657

NET INCOME	$225,697	$149,747	$196,771	$147,290
NET INCOME ALLOCATED - GENERAL PARTNER	$2,257	$1,497	$1,968	$1,473
NET INCOME ALLOCATED - LIMITED PARTNERS	$223,440	$148,250	$194,803	$145,817

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.83	$3.20	$4.21	$3.15

 The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2020 and 2019

	Six Months Ended
	June 30 2020	June 30, 2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$196,771	$147,290
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74,363	73,190
Changes in operating assets and liabilities
Decrease in rents and other receivables	461,678	425,200
Increase in long-term rent receivable	(21,772)	(7,338)
Decrease in security deposit escrow	5,116	5,285
Increase in due from WendGusta, LLC	-	(8,100)
Decrease in utility deposit	-	6,530
Decrease in deferred rent award escrow	(43)	(144)
Decrease in prepaid insurance	2,989	3,179
Increase (Decrease) in accounts payable and accrued expenses	(20,450)	4,987
Payment of leasing commission	-	(38,716)
Security deposit refund	(5,000)	(5,000)
Decrease in due to General Partner	(558)	(409)
Net cash from operating activities	693,094	605,954

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash interest applied to Indemnification Trust account	(3,862)	(5,350)
Net cash used in investing activities	(3,862)	(5,350)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(600,000)
Cash distributions to General Partner	(787)	(589)
Net cash used in financing activities	(600,787)	(600,589)

NET INCREASE IN CASH	88,445	15
CASH AT BEGINNING OF PERIOD	39,221	99,360
CASH AT END OF PERIOD	$127,666	$99,375

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL

For the Three and Six Month Periods Ended June 30, 2020 and 2019

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net	Cash		Offering	Net	Cash			Capital
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Partners’
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Net Loss	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254
Net Income	2,257		2,257		223,440			223,440	225,697
Cash Distributions		(787)	(787)			-		-	(787)
BALANCE AT JUNE 30, 2020	$378,772	$(156,832)	$221,940	$39,358,468	$43,864,253	$(78,727,268)	$(840,229)	$3,655,224	$3,877,164

BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
Net Loss	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	$(152,900)	$216,016	$39,358,468	$42,888,594	$(77,827,268)	$(840,229)	$3,579,565	$3,795,581
Net Income	1,498		1,498		148,249	-		148,249	149,747
Cash Distributions ($2.16 per limited partnership interest)		(589)	(589)			(100,000)		(100,000)	(100,589)
BALANCE AT JUNE 30, 2019	$370,414	$(153,489)	$216,925	$39,358,468	$43,036,843	$(77,927,268)	$(840,229)	$3,627,814	$3,844,739

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2020, the Partnership owned 10 Properties, which are located in a total of three states.

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

During the third quarter of 2020, the Partnership will circulate a consent solicitation to the Partnership’s limited partners which, if approved by the limited partners, will extend the term of the Partnership through November 30, 2030. An 8-k will be filed with the results of the consent solicitation in mid to late September 2020.

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

Changes to US GAAP are established by the FASB in the form of ASU’s to the FASB’s Accounting Standards Codification. The Partnership considers the applicability and impact of all ASU’s. The FASB has not recently issued any ASU’s that the Partnership expect to be applicable and have a material impact on its financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of June 30, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

On April 23, 2020, the Partnership executed three Amended and Restated Restaurant Absolutely Net Leases to the Original Leases dated January 30, 1989, by and between the Partnership and Wendgusta LLC (“Tenant”, as successor in interest to Wensouth Corporation) with the intent that these Leases will amend, restate and replace the Original Leases. Effective January 1, 2021, for the restaurant property located at 1901 Whiskey Road, Aiken, South Carolina, per the terms of the Amendment, the Tenant will pay $210,632 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,632,900 over the term of the lease extension (January 1, 2021 to December 31, 2040). Effective January 1, 2021, for the restaurant property located at 1004 Richland Ave, Aiken, South Carolina, per the terms of the Amendment, the Tenant will pay $167,500 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,093,750 over the term of the lease extension (January 1, 2021 to December 31, 2040). Effective January 1, 2021, for the restaurant property located at 3013 Peach Orchard Road, Augusta, Georgia per the terms of the Amendment, the Tenant will pay $188,000 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,350,000 over the term of the lease extension (January 1, 2021 to December 31, 2040).

On April 28, 2020, the Partnership executed a Third Amendment to Lease with RMH Franchise Corporation in response to changed circumstances arising from the COVID-19 pandemic. The term of the amendment is April 1, 2020 through June 30, 2020 and during that time suspends the amount and timing of the payment of the monthly base rent, as defined in the Lease. The revised monthly base rent for the months of April and May 2020 is equal to six percent of the monthly gross sales. The revised monthly base rent for the month of June 2020 is a fixed amount of $5,750. Full monthly base rent resumes July 1, 2020.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2020 and 2019 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$72,075	$70,794	$143,296	$140,464
Overhead allowance	5,814	5,712	11,560	11,334
Leasing commissions	-	6,453	-	12,906
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	787	589	787	589
	$78,676	$83,548	$158,143	$167,793

At June 30, 2020 and December 31, 2019, $787 and $1,345, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2020, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2020 and 2019 are as follows:

	Three Month Period ended June 30, 2020	Three Month Period ended June 30, 2019	Six Month Period ended June 30, 2020	Six Month Period ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2020 and December 31, 2019 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2020, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $229,436 of earnings has been credited to the Trust as of June 30, 2020. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month period ended June 30, 2020 and for the year ended December 31, 2019, there were no such transfers.

9. SUBSEQUENT EVENTS:

Wendy’s lease amendments

On July 27, 2020, the Partnership filed an 8-k reporting the extension of two Wendcharles I, LLC property leases and one Wendcharles II, LLC property lease through December 31, 2040.

Consent Solicitation

On July 30, 2020, the Partnership filed its preliminary consent solicitation with the SEC in which it is requesting a vote of the partners to extend the expiration of the partnership agreement from November 30, 2020 to November 30, 2030.

Coronavirus Outbreak

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Company has not received modification rent requests from any tenant except as disclosed in Note 3. All rent has been paid in full by each tenant.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Partnership believes that its most critical accounting policies deal with:

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

Investment Properties

As of June 30, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. Brakes4Less of Columbia, Inc. began paying rent per the terms of their lease in May 2020. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending June 30, 2020.

Net Income

Net income for the three-month periods ended June 30, 2020 and 2019 was $225,697 and $149,747, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2020 and 2019 was $4.83 and $3.20, respectively. Net income for the six-month periods ended June 30, 2020 and 2019 was $196,771 and $147,290, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2020 and 2019 was $4.21 and $3.15, respectively.

The increase is primarily the result of increased accrued percentage rents resulting from higher than expected sales at several of the Wendy’s locations.

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

Results of Operations

Three-month period ended June 30, 2020 as compared to the three-month period ended June 30, 2019:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2020 and 2019 was $382,504 and $320,578, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2020 and 2019 were $15,425 and $6,440, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase in the three-month period ended June 30, 2020 versus the three-month period ended June 30, 2019 is due primarily to the increase in state income taxes paid in Q1 2020 for the 2019 tax year along with higher 2020 estimates than were paid in 2019.

Professional services: Professional services expenses for the three-month periods ended June 30, 2020 and 2019 were $32,845 and $52,758, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease reflected in the three-month period ended June 30, 2020 versus the three-month period ended June 30, 2019 is primarily the result of lower investor relations fees due to lowering overall costs with the new contract that took effect in 2019.

Income from operations for the six-month periods ended June 30, 2020 and 2019 were $196,771 and $147,290, respectively. See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2019 periods to the 2020 periods.

Operating Rental Income: Rental income for the six-month periods ended June 30, 2020 and 2019 was $602,275 and $525,673, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent. The increase relates primarily to increase percentage rent accruals year-to-date due to higher than expected sales at several of the Wendy’s stores in the portfolio.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2020 and 2019 were $47,476 and $19,143, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. The increase is due primarily to the increase in state income taxes paid for 2019 and estimates paid for 2020, which are much higher than what was paid in 2019.

Professional services: Professional services expenses for the six-month periods ended June 30, 2020 and 2019 were $137,964 and $148,651, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease year-over-year is due to lower investor relations costs, as mentioned above, partially offset by higher than planned legal fees related to the six Wendy’s lease extensions.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2020 and 2019 were $693,094 and $605,094, respectively. The increase is attributed to higher net income year over year in addition to higher accrued percentage rents.

Cash flows used in investing activities for the six-month periods ended June 30, 2020 and 2019 were $3,862 and $5,350, respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2019 period being higher than the same period in 2020.

For the six-month period ended June 30, 2020, cash flows used in financing activities was $600,787 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $787.

For the six-month period ended June 30, 2019, cash flows used in financing activities was $600,589 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $589.

Liquidity and Capital Resources

The Partnership’s cash balance was $127,666 at June 30, 2020. Cash of $100,000 is anticipated to be used to fund the 2020 second quarter aggregate distribution to limited partners on or about August 14, 2020, and cash of approximately $10,638 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets.

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

As of June 30, 2020, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2020 and the fiscal year ended December 31, 2019, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2020 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 14, 2020, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2020 and 2019, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2020 and 2019, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2020 and 2019, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 7, 2020

