Form 10-Q
period 2020-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2020-11-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller Reporting Company [X] Emerging growth company [  ]

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

ASSETS

	September 30, 2020	December 31, 2019
	(unaudited)
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,974,207)	(3,897,848)

Net investment properties	2,837,327	2,913,686

OTHER ASSETS:

Cash	132,442	39,221
Cash held in Indemnification Trust (Note 7 )	479,436	475,574
Security deposits escrow	64,372	69,464
Rents and other receivables	529,924	678,323
Deferred tenant award proceeds escrow	25,935	42,343
Prepaid insurance	498	4,982
Deferred charges, net	178,112	198,809
Total other assets	1,410,719	1,508,716

Total assets	$4,248,046	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

LIABILITIES AND PARTNERS’ CAPITAL

	September 30, 2020	December 31, 2019
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,228	$30,301
Due to General Partner (Note 5)	1,394	1,345
Deferred rent	23,596	23,596
Unearned rental income	5,000	-
Security deposits	64,340	69,340

Total current liabilities	123,558	124,582

LONG TERM LIABILITIES:
Deferred rent	180	16,640
Total long term liabilities	180	16,640

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	382,257	376,804
Cumulative cash distributions	(158,226)	(156,045)
	224,031	220,759
Limited Partners (46,280.3 interests outstanding at September 30, 2020 and December 31, 2019)

Capital contributions	46,280,300	46,280,300
Offering Costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	44,209,306	43,669,450
Cumulative cash distributions	(78,827,268)	(78,127,268)
	4,740,506	4,900,650
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	4,124,308	4,281,180

Total liabilities and partners’ capital	$4,248,046	$4,422,402

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$511,603	$460,103	$1,113,879	$985,775
TOTAL OPERATING REVENUES	$511,603	$460,103	$1,113,879	$985,775
EXPENSES:
Partnership management fees (Note 5)	$72,075	$70,794	$215,371	$211,258
Insurance	1,495	1,466	4,441	4,397
General and administrative	16,899	9,723	64,375	29,741
Advisory Board fees and expenses	1,750	2,625	5,250	6,500
Professional services	48,204	41,261	186,169	189,912
Other property expenses	-	-	-	(89)
Depreciation	15,795	30,282	76,360	90,847
Amortization	6,899	6,899	20,697	19,524
TOTAL OPERATING EXPENSES	$163,117	$163,050	$572,663	$552,090
OTHER INCOME
Other miscellaneous income	-	-	-	5,000
Other interest income	52	5,633	4,093	11,290
TOTAL OTHER INCOME	$52	$5,633	$4,093	$16,290

NET INCOME	$348,538	$302,686	$545,309	$449,975
NET INCOME ALLOCATED- GENERAL PARTNER	$3,485	$3,027	$5,453	$4,500
NET INCOME ALLOCATED- LIMITED PARTNERS	$345,053	$299,659	$539,856	$445,475

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$7.46	$6.47	$11.66	$9.63

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$545,309	$449,975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	97,056	110,371
Changes in operating assets and liabilities
Decrease in rents and other receivables	169,847	184,868
Increase in long-term rent receivable	(21,448)	(22,015)
Decrease in security deposit escrow	5,092	5,244
Decrease in utility deposit	-	6,530
Decrease in deferred rent award escrow	(52)	(204)
Decrease in prepaid insurance	4,484	4,644
Decrease in accounts payable and accrued expenses	(1,073)	(14,988)
Increase in unearned rental income	5,000	-
Payment of leasing commission	-	(38,716)
Security deposit refund	(5,000)	(5,000)
Increase in due to General Partner	49	213
Net cash from operating activities	799,264	680,922

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(3,862)	(10,864)
Net cash used in investing activities	(3,862)	(10,864)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(700,000)	(700,000)
Cash distributions to General Partner	(2,181)	(1,800)
Net cash used in financing activities	(702,181)	(701,800)

NET INCREASE (DECREASE) IN CASH	93,221	(31,742)
CASH AT BEGINNING OF PERIOD	39,221	99,360
CASH AT END OF PERIOD	$132,442	$67,618

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (unaudited)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net	Cash		Offering	Net	Cash			Partners’
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Q1 Net Loss	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254
Q2 Net Income	2,257	-	2,257	-	223,440	-	-	223,440	225,697
Cash Distributions	-	(787)	(787)	-	-	-	-	-	(787)
BALANCE AT JUNE 30, 2020	$378,772	$(156,832)	$221,940	$39,358,468	$43,864,253	$(78,727,268)	$(840,229)	$3,655,224	$3,877,164
Q3 Net Income	3,485	-	3,485	-	345,053	-	-	345,053	348,538
Cash Distributions ($2.16 per limited partnership interest)	-	(1,394)	(1,394)	-	-	(100,000)	-	(100,000)	(101,394)
BALANCE AT SEPTEMBER 30, 2020	$382,257	$(158,226)	$224,031	$39,358,468	$44,209,306	$(78,827,268)	$(840,229)	$3,900,277	$4,124,308

BALANCE AT DECEMBER 31, 2018	$368,941	(152,900)	216,041	39,358,468	42,891,026	(77,327,268)	(840,229)	$4,081,997	$4,298,038
Q1 Net Loss	(25)	-	(25)	-	(2,432)	-	-	(2,432)	(2,457)
Cash Distributions ($10.80 per limited partnership interest)	-	-	-	-	-	(500,000)	-	(500,000)	(500,000)
BALANCE AT MARCH 31, 2019	$368,916	(152,900)	216,016	39,358,468	42,888,594	(77,827,268)	(840,229)	$3,579,565	$3,795,581
Q2 Net Income	1,498	-	1,498	-	148,249	-	-	148,249	149,747
Cash Distributions ($2.16 per limited partnership interest)	-	(589)	(589)	-	-	(100,000)	-	(100,000)	(100,589)
BALANCE AT JUNE 30, 2019	$370,414	$(153,489)	$216,925	$39,358,468	$43,036,843	$(77,927,268)	$(840,229)	$3,627,814	$3,844,739
Q3 Net Income	3,027	-	3,027	-	299,658	-	-	299,658	302,685
Cash Distributions ($2.16 per limited partnership interest)	-	(1,211)	(1,211)	-	-	(100,000)	-	(100,000)	(101,211)
BALANCE AT SEPTEMBER 30, 2019	$373,441	$(154,700)	$218,741	$39,358,468	$43,336,501	$(78,027,268)	$(840,229)	$3,827,472	$4,046,213

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

1. ORGANIZATION:

DiVall Insured Income Properties 2, LP (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial limited partner. A subsequent offering of limited partnership interests closed on February 22, 1990, with 46,280.3 limited partnership interests having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2020, the Partnership owned ten Properties, which are located in a total of three states.

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

During the third quarter of 2020, the Partnership initiated a consent solicitation to the Partnership’s limited partners, and each proposal submitted was approved by the requisite limited partners. Among the proposals approved was an amendment to the Partnership Agreement that will extend the term of the Partnership for up to an additional three years to November 30, 2023(See Note 10, Subsequent Events).

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

As of September 30, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. The 10 Properties are located in a total of three states.

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

On April 28, 2020, the Partnership executed a Third Amendment to Lease with RMH Franchise Corporation in response to changed circumstances arising from the COVID-19 pandemic. The term of the amendment was April 1, 2020 through June 30, 2020 and during that time suspended the amount and timing of the payment of the monthly base rent, as defined in the Lease. The revised monthly base rent for the months of April and May 2020 was equal to six percent of the monthly gross sales. The revised monthly base rent for the month of June 2020 was a fixed amount of $5,750. Full monthly base rent resumed July 1, 2020.

On July 21, 2020, the Partnership executed two Amended and Restated Restaurant Absolutely Net Leases to the Original Leases dated January 30, 1989, by and between the Partnership and WendCharles I, LLC (“Tenant”, as successor in interest to Wensouth Corporation) with the intent that these Leases will amend, restate and replace the Original Leases. Effective January 1, 2021, for the restaurant property located at 361 Highway 17 Bypass, Mt. Pleasant, South Carolina, per the terms of the Amendment, the Tenant will pay $146,520 annually in rent, in addition to 7% of sales over an annual breakpoint of $1,831,500 over the term of the lease extension (January 1, 2021 to December 31, 2040). Effective January 1, 2021, for the restaurant property located at 343 Folly Road, Charleston, South Carolina, per the terms of the Amendment, the Tenant will pay $136,000 annually in rent, in addition to 7% of sales over an annual breakpoint of $1,700,000 over the term of the lease extension (January 1, 2021 to December 31, 2040).

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 21, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease (the “Amendment”) to the Original Lease dated December 20, 1988, by and between the Partnership and Wendcharles II, LLC (“Tenant”, as successor in interest to Wensouth Corporation) with the intent that this Lease will amend, restate and replace the Original Lease. Effective January 1, 2021, for the restaurant property located at 1721 Sam Rittenberg, Charleston, South Carolina, per the terms of the Amendment, the Tenant will pay $166,848 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,085,600 over the term of the lease extension (January 1, 2021 to December 31, 2040).

4. PARTNERSHIP AGREEMENT:

The Partnership Agreement was amended, effective as of November 9, 2009, to extend the term of the Partnership to November 30, 2020, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests. In October 2020 the limited partners approved an amendment to the Partnership Agreement that extends the term of the Partnership for up to an additional three years through November 30, 2023.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts paid and/or accrued to the General Partner and its affiliates for the three- and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Incurred for the	Incurred for the	Incurred for	Incurred for
	Three Months Ended	Three Months Ended	the Nine Months Ended	the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$72,075	$70,794	$215,371	$211,258
Overhead allowance	5,814	5,712	17,374	17,046
Leasing commissions	-	-	-	12,906
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	1,394	1,211	2,181	1,800
	$79,283	$77,717	$237,426	$245,510

At September 30, 2020 and December 31, 2019, $1,394 and $1,345, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2020, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three- and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Three Month Period ended September 30, 2020	Three Month Period ended September 30, 2019	Nine Month Period ended September 30, 2020	Nine Month Period ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2020, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $229,436 of earnings has been credited to the Trust as of September 30, 2020. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September 30, 2020 and for the year ended December 31, 2019, there were no such transfers.

9. CORONAVIRUS OUTBREAK:

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has not received modification rent requests from any tenant except as disclosed in Note 3. All rent has been paid in full by each tenant.

10. SUBSEQUENT EVENTS:

Consent Solicitation

On October 22, 2020, the Partnership filed a Current Report on Form 8-K disclosing the results of the recent consent solicitation. The consent solicitation contained three proposals for which a vote from the limited partners was sought. Each proposal was approved by holders of more than a majority of the Partnership’s outstanding Units.

Unsolicited mini-tender offer

On October 27, 2020, the Partnership filed its Current Report on Form 8-K disclosing an unsolicited mini-tender offer from Peachtree Partners to purchase units of the Partnership from limited partners of the Partnership at a price of $285 per Unit. Although the Partnership remained neutral in response to most prior “mini-tender offers”, the Partnership recommends that the Limited Partners reject Peachtree’s current mini-tender offer, as disclosed in the Partnership’s letter to the Limited Partners dated October 20, 2020 providing further information regarding the mini-tender offer by Peachtree.

Permanent manager agreement (“PMA”)

On November 1, 2020, the PMA was renewed by the General Partner for a two-year period beginning January 1, 2021 ending December 31, 2022. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in future periods;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions;

●	our business strategies;

●	our decisions and policies with respect to the potential retention or disposition of one or more Properties;

●	our ability to find a suitable purchaser for any marketed Properties;

●	our ability to agree on an acceptable purchase price or contract terms for leases or any Property disposition;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary identify new tenants;

●	future capital expenditures;

●	the effects of the Covid-19 pandemic on our tenants, the marketability of our assets, property values, and local and national economic conditions; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and the difference could be significant.

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

Investment Properties

As of September 30, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant has been in Chapter 11 bankruptcy since May 2018 and, in January 2019, this tenant filed with the court to continue with the Partnership’s lease without modification. As of September 30, 2018, the Martinez, GA Property was leased by Brakes4Less of Columbia, Inc. Per the terms of the First Amendment to the Brakes4Less lease dated January 15, 2019, the first 12 months’ rent was abated. Brakes4Less of Columbia, Inc. began paying rent per the terms of their lease in May 2020. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending September 30, 2020.

Net Income

Net income for the three-month periods ended September 30, 2020 and 2019 was $348,538 and $302,686, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2020 and 2019 was $7.46 and $6.47, respectively. Net income for the nine-month periods ended September 30, 2020 and 2019 was $545,309 and $449,975, respectively. Net income per limited partnership interest for the nine-month periods ended September 30, 2020 and 2019 was $11.66 and $9.63, respectively.

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

Three-month period ended September 30, 2020 as compared to the three-month period ended September 30, 2019:

Operating Rental Income: Rental income for the three-month periods ended September 30, 2020 and 2019 was $511,603 and $460,103, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2020 and 2019 were $16,899 and $9,723, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, telephone expenses, website fees, bank fees and state income tax expenses. The increase in the three-month period ended September 30, 2020 versus the three-month period ended September 30, 2019 is due primarily to the increase in state income tax estimates paid in Q3 2020 versus Q3 2019.

Professional services: Professional services expenses for the three-month periods ended September 30, 2020 and 2019 were $48,205 and $41,261, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, legal, audit and tax preparation fees, and SEC report conversion and processing fees. The increase reflected in the three-month period ended September 30, 2020 versus the three-month period ended September 30, 2019 is primarily the result of lower investor relations fees due to lowering overall costs with the new contract that took effect in 2019 but was offset by increased legal fees related to the six lease amendments and the cost of the consent solicitation.

Nine-month period ended September 30, 2020 as compared to the nine-month period ended September 30, 2019:

Income from operations for the nine-month periods ended September 30, 2020 and 2019 were $545,309 and $449,975, respectively. See the paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2019 periods to the 2020 periods.

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2020 and 2019 was $1,113,879 and $985,775, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent. The increase in rental income in 2020 over 2019 is due to the new Brakes4Less lease which commenced in early 2019 but the tenant did not start paying rent until May of 2020. Additionally, the accrual for percentage rents that will be due in January 2021 is higher this year than last due to increased sales in our Wendy’s portfolio of properties.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2020 and 2019 were $64,375 and $29,741, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, telephone expenses, website fees, bank fees, and state income tax expenses. The increase in the nine-month period ended September 30, 2020 versus the nine-month period ended September 30, 2019 is due primarily to the increase in state income taxes paid in Q1 2020 for the 2019 tax year along with higher 2020 estimates than were paid in 2019.

Professional services: Professional services expenses for the nine-month periods ended September 30, 2020 and 2019 were $186,169 and $189,912, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, legal, audit and tax preparation fees, and SEC report conversion and processing fees. The decrease reflected in the nine-month period ended September 30, 2020 versus the nine-month period ended September 30, 2019 is primarily the result of a combination of lower investor relations fees due to lowering overall costs with the new contract that took effect in 2019 but offset by an increase in legal fees as a result of the six lease extensions executed in the first seven months of 2020 as well as the added expense of the consent solicitation.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2020 and 2019 were $799,264 and $680,922, respectively.

Cash flows used in investing activities for the nine-month periods ended September 30, 2020 and 2019 were $3,862 and $10,864, respectively. These amounts represent interest earned on the indemnification trust account, with earnings in the 2019 period being higher than the same period in 2020.

For the nine-month period ended September 30, 2020, cash flows used in financing activities was $702,181 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $2,181. For the nine-month period ended September 30, 2019, cash flows used in financing activities was $701,800 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $1,800.

Liquidity and Capital Resources

The Partnership’s cash balance was $132,442 at September 30, 2020. Cash of $100,000 is anticipated to be used to fund the 2020 third quarter aggregate distribution to limited partners on or about November 16, 2020, and cash of approximately $30,662 is anticipated to be used for the payment of quarter-end accrued liabilities, which are included in the balance sheets.

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

As of September 30, 2020, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the nine-month period ended September 30, 2020 and the fiscal year ended December 31, 2019, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2020 the Partnership’s management, including the persons serving as the Partnership’s principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 18, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on November 16, 2020.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2020 and 2019, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2020 and 2019, (iv) Unaudited Condensed Statements of Partners’ Capital for the nine month periods ended September 30, 2020 and 2019, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 13, 2020

