Form 10-K
period 2020-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2021-03-26
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(816) 421-7444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

Item 1. Business

Background

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2020, the Partnership had 1,125 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2020, the Partnership owned 10 Properties, located in a total of three states.

At December 31, 2020, eight of the 10 Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”), and one of the Properties being leased to Wendcharles II, LLC (“Wendcharles II”). Operating base rents from these eight leases during the year ended December 31, 2020 comprised approximately 86% of the total 2020 operating base rents. During the year ended December 31, 2020, additional percentage rents were also generated from these eight Wendy’s Properties and totaled $607,599. Additionally, those eight Properties exceeded 80% of the Partnership’s total Properties, both by historical asset value and number. Six of the Properties that are currently leased to Wendy’s franchisees feature lease expiration dates of December 31, 2040. The other two Properties that are currently leased to Wendy’s franchisees feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2020.

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

The Partnership Agreement provides that the Partnership is scheduled to be dissolved on November 30, 2023, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding Interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners.

During the 2020 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually. In addition, the Limited Partners approved a resolution granting the General Partner the authority to, at any time prior to November 30, 2023, sell all or substantially all of the Partnership’s assets and then liquidate and dissolve the Partnership without further approval from the Limited Partners.

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

Effective January 1, 2021, the PMA was renewed by the General Partner for a two-year period ending December 31, 2022. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

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

Item 1A. Risk Factors

The Partnership’s business, the ownership and lease of the Properties, is subject to a variety of risks attendant to the ownership and lease of commercial real property, including risks related to: (i) changes in general economic conditions both nationally and in the local markets where the Properties are located, (ii) changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers should the Partnership want to dispose of a Property, (iv) lease-up risks, (v) ability of tenants to fulfill their obligations to the Partnership under existing leases, (vi) declines in sales for tenants whose leases include a percentage rent component, (vii) adverse changes to the restaurant market, (viii) entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, (ix) inability to obtain new tenants upon the expiration of existing leases, (x) the potential need to fund tenant improvements or other capital expenditures out of operating cash flows, (xi) the Partnership’s ability to realize value for Limited Partners upon disposition of the Properties, (xii) adverse effects on our Properties and tenants caused by the COVID-19 pandemic, and (xiii) various other factors.

In addition to the general risks identified above, the Partnership is also subject to various cyber security risks, including those generally described below.

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

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (six percent to seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 1, 2021:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (3) 1721 Sam Rittenberg Blvd Charleston, SC	Wendcharles II, LLC	596,781	166,848	12-31-2040	None
12/22/88	Wendy’s (4) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	188,000	12-31-2040	None
02/21/89	Wendy’s (4) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	210,632	12-31-2040	None
02/21/89	Wendy’s (4) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2026	None
02/21/89	Wendy’s (5) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	136,000	12-31-2040	None
02/21/89	Wendy’s (5) 361 Hwy 17 Bypass Mount Pleasant, SC	Wendcharles I, LLC	580,938	146,520	12-31-2040	None
03/14/89	Wendy’s (4) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	167,500	12-31-2040	None
12/29/89	Wendy’s (4) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2026	None
12/29/89	Brakes 4 Less (6) 3859 Washington Rd Martinez, GA	Brakes4Less of Columbia, Inc.	633,750	60,000	05-14-2030	(2)
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000	08-31-2027	(2)
			$7,222,685	$1,398,060

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease one additional period of five years.
(3)	One of the 10 Properties owned as of December 31, 2020 was leased to Wendcharles II. Since more than 80% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles II provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2020 and December 29, 2019. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(4)	Five of the 10 Properties owned as of December 31, 2020 were leased to Wendgusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2020 and December 29, 2019. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(5)	Two of the 10 Properties owned by the Partnership as of December 31, 2020 were leased to Wendcharles I. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2020 and December 29, 2019. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments during 2020, by Property, for Properties with such developments.

Applebee’s - Columbus, OH Property

The tenant for the Property operated as an Applebee’s restaurant had been in Chapter 11 bankruptcy since May 2018. In January 2019, the tenant filed with the court to continue with the Partnership’s lease without modification. In April 2020, a short term lease amendment was signed which granted the tenant rent relief due to the coronavirus outbreak. The tenant paid 6% of sales in lieu of fixed rent for the months of April and May 2020. In June 2020 the tenant paid 50% of the fixed rent amount due under the original lease. Full fixed rent resumed in July 2020.

Wendy’s – Peach Orchard Road, Augusta, GA Property

On April 23, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated December 20, 1988, by and between the Partnership and the tenant with the intent that this lease amended, restated and replaced the original lease. Effective January 1, 2021, the tenant pays $188,000 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,350,000 over the term of the lease extension (January 1, 2021 to December 31, 2040).

Wendy’s – Whiskey Road, Aiken, SC Property

On April 23, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated January 30, 1989, by and between the Partnership and Wendgusta LLC with the intent that this Lease amended, restated and replaced the original lease. Effective January 1, 2021, for the restaurant property located at 1901 Whiskey Road, Aiken, South Carolina. Per the terms of the amended and restated lease, the tenant will pay $210,632 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,632,900 over the term of the lease extension (January 1, 2021 to December 31, 2040). In addition, the tenant will be entitled to a rent credit equal to the lesser of $100,000 or 20% of the actual substantiated cost of capital improvements completed no later than December 31, 2021. The entire rent credit was applied against the 2020 percentage rent amount.

Wendy’s – Richland Ave, Aiken, SC

On April 23, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated January 30, 1989, by and between the Partnership and Wendgusta LLC with the intent that this Lease amended, restated and replaced the original lease. Effective January 1, 2021, for the restaurant property located at 1004 Richland Ave, Aiken, South Carolina, per the terms of the amended and restated lease, the tenant will pay $167,500 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,093,750 over the term of the lease extension (January 1, 2021 to December 31, 2040).

Wendy’s – Highway 17 Bypass, Mt. Pleasant, SC

On July 21, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated January 30, 1989, by and between the Partnership and Wendcharles I, LLC with the intent that this Lease amended, restated and replaced the original lease. Effective January 1, 2021, for the restaurant property located at 361 Highway 17 Bypass, Mt. Pleasant, South Carolina, per the terms of the amended and restated lease, the tenant will pay $146,520 annually in rent, in addition to 7% of sales over an annual breakpoint of $1,831,500 over the term of the lease extension (January 1, 2021 to December 31, 2040). In addition, the amended and restated lease also states tenant is entitled to a credit against Rent in the amount of $18,289 arising from a partial condemnation of the Premises. The Rent Credit may be applied until it is exhausted against tenant’s obligation to pay percentage rent under the lease.

Wendy’s – Folly Road, Charleston, SC

On July 21, 2020, the “Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated January 30, 1989, by and between the Partnership and Wendcharles I, LLC with the intent that this Lease will amend, restate and replace the Original Lease. Effective January 1, 2021, for the restaurant property located at 343 Folly Road, Charleston, South Carolina, per the terms of the amendment, the tenant will pay $136,000 annually in rent, in addition to 7% of sales over an annual breakpoint of $1,700,000 over the term of the lease extension (January 1, 2021 to December 31, 2040). In addition, the tenant is entitled to a rent credit equal to the lesser of $100,000 or 20% of the actual substantiated cost of capital improvements completed no later than December 31, 2021. The rent credit may be applied until it is exhausted, against tenant’s obligation to pay percentage rent under this lease. The rent credit of $77,771 was applied against the 2020 percentage rent amount. The tenant has $22,229 in rent credit left to be applied to future percentage rent payable in 2021 and beyond.

Wendy’s – Sam Rittenberg, Charleston, SC

On July 21, 2020, the Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated December 20, 1988, by and between the Partnership and Wendcharles II, LLC with the intent that this Lease amended, restated and replaced the original lease. Effective January 1, 2021, for the restaurant property located at 1721 Sam Rittenberg, Charleston, South Carolina, per the terms of the amended and restated lease, the tenant will pay $166,848 annually in rent, in addition to 7% of sales over an annual breakpoint of $2,085,600 over the term of the lease extension (January 1, 2021 to December 31, 2040).

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 1, 2021, there were 1,091 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner at times that the General Partner deems appropriate, but no less often than semi-annually, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. The Partnership anticipates continuing to make distributions to limited partners and the General Partner in future periods in accordance with the terms of the Partnership Agreement.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions (both nationally and where the Properties are located);

●	our business strategies and our ability to grow our business;

●	our decisions and policies with respect to the potential retention or disposition of one or more Properties;

●	our ability to find a suitable purchaser for any marketed Properties;

●	our ability to agree on an acceptable purchase price or contract terms for any Property sales;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and when necessary extend lease terms or identify new tenants; and

●	our future capital expenditures.

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

Impairment-The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets of the individual properties. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

As of December 31, 2020, the Partnership owned 10 Properties, nine of which feature tenants that are franchisees of casual restaurants. The following are operated at the aforementioned nine Properties: eight Wendy’s restaurants, and an Applebee’s restaurant. The Property in Martinez, GA is leased to Brakes4Less of Columbia, Inc. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2020 or 2019.

In accordance with Financial Accounting Standards Board (“FASB”) guidance for “Accounting for the Impairment or Disposal of Long-Lived Assets”, current and historical results from operations for disposed properties and assets classified as held for sale are possibly reclassified separately as discontinued operations. The guidance also requires the adjustment to carrying value of properties due to impairment in an attempt to reflect appropriate market values.

Further Information

A summary of significant developments as of December 31, 2020, by Property, for Properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2020 and 2019 were $724,705 and $786,287, respectively. Net income per Interest for the fiscal years ended December 31, 2020 and 2019 were $15.50 and $16.82, respectively.

Results of Operations

Net income for the fiscal years ended December 31, 2020 and 2019 were $724,705 and $786,287, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on Partnership revenues and investment property value. Although the COVID-19 pandemic, to date, has not had a material adverse impact on the Partnership or the Property tenants, given the fluid state of governmental responses to the pandemic and volatility in the national economy and in local economies that have been caused by the COVID-19 pandemic, we cannot predict what impact the COVID-19 pandemic may ultimately have on the Partnership’s results of operations or assets.

Fiscal year ended December 31, 2020 as compared to fiscal year ended December 31, 2019:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2020 and 2019 was $1.464 and $1.499 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, straight line rent adjustments and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The decrease in 2020 compared to 2019 was due to lower rental income from the Property operated as an Applebee’s due to the short Covid-19 related relief offered to the tenant in the spring of 2020, and the capital improvements rent credit of $177,771 given to the lessee of the Folly Road Property and Whiskey Road Property as part of the new 20 year lease renewal.

Management expects total base operating rental income to be approximately $1,398,060 for the 2021 fiscal year based on operating leases currently in place. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2020 and 2019 were $785,370 and $641,632, respectively. However, the 2020 additional rent earned was reduced by a capital improvements rent credit to the tenants of the Folly Road Property and Whiskey Road Property, so, the actual revenue earned was $607,599, net of the $177,771 rent credit. Management expects percentage rents for the fiscal year ending December 31, 2021 to be lower than those received in 2020 due to the six Wendy’s lease amendments which became effective on January 1, 2021 and provide for a higher percentage rent breakpoint for each of the stores, offset by a higher base rent.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2020 and 2019 were $287,446 and $282,052, respectively. The General Partner receives a fee for managing the Partnership, and this fee changes each year based on the Consumer Price Index. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2020 and 2019 were $84,090 and $36,354, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2020 were higher than in the fiscal year ended December 31, 2019, primarily due to $5,983 in increased postage and shipping fees related to the consent solicitation, as well as $41,158 in higher state income tax expense related to 2019 income and 2020 quarterly estimated state income tax payments. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2021 to be about $3,000 lower than for the fiscal year ended December 31, 2020 due to an expected decrease in postage and shipping costs since there is no consent solicitation planned for 2021.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2020 and 2019 were $245,340 and $246,616, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2021 will be about $35,000 lower than incurred for the fiscal year ended December 31, 2020. The costs in 2019 and 2020 were higher due to one-time costs related to the consent solicitation, and legal fees related to the six Wendy’s lease amendments. There were also some one-time costs related to switching audit firms between 2019 and 2020.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2020 and 2019 were $840,780 and $753,523, respectively. Cash flows from operating activities was higher in 2020 primarily due to the decrease in receivables and decrease in payment of leasing commissions over 2019.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows used in investing activities for the fiscal years ended December 31, 2020 and 2019 were $4,231 and $10,864, respectively. The amounts were comprised entirely of earnings from the indemnification trust account.

For the fiscal year ended December 31, 2020, cash flows used in financing activities were $803,526 and consisted of aggregate limited partner distributions of $800,000 and General Partner distributions of $3,526. For the fiscal year ended December 31, 2019, cash flows used in financing activities were $802,798 and consisted of aggregate limited partner distributions of $800,000 and General Partner distributions of $2,798. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $1,200,000 during 2021.

Liquidity and Capital Resources

The Partnership’s cash balance was $72,244 at December 31, 2020. Cash of approximately $16,765 is anticipated to be used in 2021 for the payment of quarter-end accrued liabilities which are included in the balance sheets.

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

As of December 31, 2020 and 2019, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the years ended December 31, 2020 and 2019, which we believe is a good indication of overall tenant quality and stability.

Eight of the 10 Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 86% of the total 2020 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2020, additional percentage rents totaled $785,370, $607,599 of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. The remaining $177,771 was applied against capital improvement rent credits for the Folly Road and Whiskey Road Wendy’s Properties. Therefore, during 2020, the Partnership generated approximately 89% of its total operating revenues from those eight Properties.

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

Disposition Policies

In deciding whether to sell a Property, the General Partner considers factors such as potential capital appreciation or depreciation, market and economic conditions and the general strength of the real estate market, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon Partnership dissolution currently scheduled for November 30, 2023 pursuant to the Partnership Agreement.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 42% of operating rental income for the fiscal year ended December 31, 2020, and 43% of operating rental income for the fiscal years ended December 31, 2019. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2020 and 2019, and the related statements of income, partners’ capital and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Investment Properties

Description of the matter:

The Company’s investment properties totaled $2.8 million as of December 31, 2020. As more fully described in Note 1 to the financial statements, the Company reviews each investment property held for use for impairment whenever events or circumstances indicate that the carrying value of an investment property may not be recoverable. The Company’s policy is to record impairment losses when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those properties are less than the properties’ carrying amount. If management determines that the carrying value of investment properties is impaired, a loss is recognized in the amount by which the carrying amount of the properties exceeds the estimated fair value of the property.

No single indicator would necessarily result in management preparing an estimate to determine if the future undiscounted cash flows are less than the book value of the property investments. Management used judgement to determine if the severity of any single indicator or when there are a number of indicators of less severity when combined would result in an indication that a property investment subject to impairment evaluation requires an estimate of the undiscounted cash flows to determine if an impairment of a property investment has occurred.

For the year ended December 31, 2020, management identified a triggering event that required further analysis, which was the COVID-19 global pandemic. As the majority of the Company’s tenants are in the restaurant industry, the pandemic was determined to be a triggering event due to restrictions in place limiting hours of operation and creating a disruption in the restaurant industry, as further described in Note 10.

How We Addressed the Matter in Our Audit:

We obtained an understanding and evaluated the design of the controls related to the property investment impairment assessment process, including controls over management’s identification of indicators of impairment. As part of our evaluation of indicators of impairment, the measurement of the Company’s undiscounted future cash flows and fair value of the properties, we considered property operations, management’s capital investment, hold period, disposition strategy, current industry and economic trends and other relevant factors and assumptions.

We performed additional audit procedures surrounding the valuation of the Company’s investment properties by obtaining current property appraisals prepared by a nationally recognized appraisal firm for each of the 10 properties and compared the appraised values to the carrying value of the properties. In addition, we evaluated the data and assumptions the appraisal firm used for reasonableness.

/s/ Boulay PLLP
We have served as the Company’s auditor since 2019
Minneapolis, Minnesota
March 26, 2021

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31, 2020	December 31, 2019
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,985,582)	(3,897,848)

Net investment properties	2,825,952	2,913,686

OTHER ASSETS:

Cash	72,244	39,221
Investments held in Indemnification Trust (Note 8)	479,805	475,574
Security deposits escrow	64,393	69,464
Rents and other receivables	665,415	678,323
Deferred tenant award proceeds escrow	18,290	42,343
Prepaid insurance	5,068	4,982
Deferred charges, net	171,213	198,809
Total other assets	1,476,428	1,508,716

Total assets	$4,302,380	$4,422,402

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2020	December 31, 2019
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,047	$30,301
Due to General Partner (Note 5)	718	1,345
Deferred rent	18,289	23,596
Security deposits	64,340	69,340

Total current liabilities	99,394	124,582

LONG TERM LIABILITIES
Deferred rent	-	16,640
Total long term liabilities	-	16,640

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	384,051	376,804
Cumulative cash distributions	(158,944)	(156,045)
	225,107	220,759
Limited Partners (46,280.3 interests outstanding at December 31, 2020 and December 31, 2019)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	44,386,908	43,669,450
Cumulative cash distributions	(78,927,268)	(78,127,268)
	4,818,108	4,900,650
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	4,202,986	4,281,180

Total liabilities and partners’ capital	$4,302,380	$4,422,402

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2020 and 2019

	2020	2019

OPERATING REVENUES:
Rental income	$1,464,364	$1,498,703
TOTAL OPERATING REVENUES	1,464,364	1,498,703
EXPENSES:
Partnership management fees (Note 5)	287,446	282,052
Insurance	5,953	6,129
General and administrative	84,090	36,354
Advisory Board fees and expenses	6,000	8,250
Professional services	245,340	246,616
Other property expenses	-	1,823
Depreciation	87,734	121,130
Amortization	27,597	26,423
TOTAL OPERATING EXPENSES	744,160	728,777
OTHER INCOME
Other interest income	4,501	11,361
Other miscellaneous income	-	5,000
TOTAL OTHER INCOME	4,501	16,361
INCOME FROM CONTINUING OPERATIONS	724,705	786,287

NET INCOME	724,705	786,287
NET INCOME- GENERAL PARTNER	7,247	7,863
NET INCOME- LIMITED PARTNERS	$717,458	$778,424

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST (BASIC AND DILUTED)	$15.50	$16.82

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2020 and 2019

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
2020 Net Income	7,247		7,247		717,458			717,458	724,705
Cash Distributions ($17.29 per limited partnership interest)		(2,899)	(2,899)			(800,000)		(800,000)	(802,899)
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,879	$4,202,986
BALANCE AT DECEMBER 31, 2018	$368,941	$(152,900)	$216,041	$39,358,468	$42,891,026	$(77,327,268)	$(840,229)	$4,081,997	$4,298,038
2019 Net Income	7,863	-	7,863	-	778,424	-	-	778,424	786,287
Cash Distributions ($17.29 per limited partnership interest)	-	(3,145)	(3,145)	-	-	(800,000)	-	(800,000)	(803,145)
BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$724,705	$786,287
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,330	147,554
Changes in operating assets and liabilities:
Decrease (Increase) in rents and other receivables	12,908	(144,979)
Decrease in security deposit escrow	5,071	5,217
(Increase) Decrease in prepaid insurance	(86)	151
Decrease in utility deposit	-	6,530
Decrease in accounts payable and accrued expenses	(14,254)	(3,272)
Decrease (Increase) in deferred award escrow	2,106	(249)
Payment of leasing commission	-	(38,716)
Security deposit refund	(5,000)	(5,000)
Net cash provided from operating activities	$840,780	$753,523

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	$(4,231)	$(10,864)
Net cash used in investing activities	$(4,231)	$(10,864)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(800,000)	$(800,000)
Cash distributions to General Partner	(3,526)	(2,798)

Net cash used in financing activities	$(803,526)	$(802,798)

NET INCREASE (DECREASE) IN CASH	33,023	(60,139)
CASH AT BEGINNING OF YEAR	$39,221	$99,360
CASH AT END OF YEAR	$72,244	$39,221

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests closed on February 22, 1990, with 46,280.3 limited partnership interests (“Interests”) having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of December 31, 2020, the Partnership owned 10 Properties, which are located in a total of three states.

The Partnership is scheduled to be dissolved on November 30, 2023, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners. During the second and third quarters of the nine odd numbered years from 2001 through 2017, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding Interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

During the 2020 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually.

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

DECEMBER 31, 2020 AND 2019

Cash Concentrations of Credit Risk

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2020, eight of the Partnership’s 10 Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and Wendcharles II, LLC (“Wendcharles II”), all three of whom are Wendy’s restaurant franchisees. The property lease(s) for these three tenants comprised approximately 59%, 18% and 9%, respectively, of the Partnership’s total 2020 operating base rents reflected for the year ended December 31, 2020.

Rent and Other Receivables

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2020 and 2019 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

As of December 31, 2020, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2021	$1,398,060
2022	1,398,810
2023	1,400,025
2024	1,401,264
2025	1,402,528
Thereafter	15,919,696
$22,920,383

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Income Taxes

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2020, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2020 financial statements by approximately $6,634,751.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2020	2019
	(Unaudited)	(Unaudited)
Net income, per statements of income	$724,705	$786,287
Book to tax depreciation difference	$(36,155)	(6,407)
Tax over (under) Book gain from asset disposition	-	-
Straight line rent adjustment	-	-
Penalties	-	-
Prepaid rent	(21,947)	(21,947)
Bad Debts	-	-
Other expense/deduction items with differences	-	-
Net income for tax reporting purposes	$666,603	$757,933

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2017.

Ohio - Commercial Activates Tax CAT

The Commercial Activity Tax (CAT) is an annual tax imposed on the privilege of doing business in Ohio, measured by gross receipts from business activities in Ohio. Businesses with Ohio taxable gross receipts of $150,000 or more per calendar year are subject to the CAT tax. Such “taxable gross receipts”, include i) gross rents and royalties from real property located in Ohio, and ii) gross receipts from the sale of real property located in Ohio. For calendar years 2006 and thereafter, the first $1 million in taxable gross receipts are taxed at $150, thereafter at a rate of 0.2600%. For tax years prior to December 31, 2013, there is an annual minimum tax (AMT) of $150. Since the Partnership has not had gross receipts in excess of $150,000 for the periods ended December 31, 2020 and 2019, the CAT tax is not applicable to the Partnership for the periods indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Reportable Segments

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Investment Properties

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2020 and 2019, accumulated amortization amounted to $102,841 and $75,244, respectively.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2020 and 2019.

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

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

During the year ended December 31, 2020, the Partnership provided a lease concession to one tenant in response to the impact of COVID-19, in the form of a short term rent reduction. The Partnership has made an election to account for such lease concession consistent with how this concession would be accounted for under lease guidance if enforceable rights and obligations for this concession had already existed in the lease. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

The Partnership’s concession provided for a reduction of payments with no substantive changes to the consideration in the original lease. The reduction affected the amount of the lease payments during the months of April, May and June of 2020. The Partnership is accounting for this reduction as if no changes to the lease were made. During the year ended December 31, 2020, the Partnership entered into one lease modification that eliminated an amount that was immaterial to the Partnership.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

As of December 31, 2020, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The tenant for the Property operated as an Applebee’s restaurant had been in Chapter 11 bankruptcy since May 2018. In January 2019, Applebee’s accepted the lease without modification. The 10 Properties are located in a total of three states.

4. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of October 20, 2020, to extend the term of the Partnership to November 30, 2023, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

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

During the 2020 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually.

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2021, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2020, the minimum annual Base Fee and the maximum Expenses reimbursement increased by 1.81% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2020, the minimum annual Base Fee paid by the Partnership was raised to $288,300 and the maximum annual Expenses reimbursement was increased to $23,256. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2020 and 2019, are as follows:

	Incurred for the	Incurred for the
	Year ended December 31, 2020	Year ended December 31, 2019

General Partner
Management fees	$287,446	$282,052
Overhead allowance	23,188	22,758
Leasing commissions	-	12,906
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	2,870	3,145
	$316,004	$323,361

At December 31, 2020 and 2019, $718 and $1,345, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2020, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Advisory Board Fees paid	$3,000	$3,500
	$3,000	$3,500

At December 31, 2020 and 2019, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2020, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

As per the Partnership Agreement, it has been the consistent practice of the Partnership to compensate the General Partner (“G.P.”) for leasing and property sales commissions. To the extent a particular property is sold, any unamortized leasing commissions earned previously by the G.P. for a property is applied as a reduction to the sales commission due the G.P.

During 2020, six (6) Wendy’s leases were extended twenty (20) years through 2040 with significant increases in fixed rents. Such extended terms and future rentals are subject to market leasing commissions for the G.P. not to exceed 3%, subject to the G.P.’s discretion.

Although the lease terms were extended twenty (20) years through December 31, 2040 and a 3% commission would equate to $609,138 on guaranteed fixed rentals, the G.P. believes a market negotiation would limit any lease commission to the first 10 years of term. Accordingly, the commission for ten (10) years would equate to $304,569 payable on the commencement date of the extended term as of January 1, 2021. However, it is the policy of the Partnership to reduce extended commissions due by the unamortized balance of deferred leasing commissions previously paid. In the instant case, the unamortized balance remaining at December 31, 2020 for the previous term through November 6, 2026 for the six (6) properties was $81,935; which reduces the commission due on January 1, 2021 to $222,634. Again, however, it is the policy of the Partnership to reduce future sales commissions earned from property sales by the unamortized balance of related properties unamortized leasing commissions. If these properties are sold in two years the only amortized commission would be $44,526 and the balance paid of $178,108 would reduce the future property sales commissions earned by $178,108. The G.P. will determine the appropriate cash flow timing during 2021 to satisfy the obligation, which may entail installment payments.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $229,805 of earnings has been credited to the Trust as of December 31, 2020. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2020 and 2019.

10. CORONAVIRUS OUTBREAK

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, decreases in sales volumes at the properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has not received modification rent requests from any tenant except as disclosed in Note 2. All rent due have been paid in full by each tenant.

11. SUBSEQUENT EVENTS

On February 15, 2021, the Partnership made a distribution to the limited partners of $600,000 in the aggregate, which amounted to $12.96 per Interest.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14.

Item 9A. Control and Procedures

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including the persons performing the functions of principal executive officer and principal financial officer of the Partnership, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), and, based upon that evaluation, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

(i) The General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the General Partner determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(ii) During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bruce A. Provo, Age 70 - President, Founder and Director, TPG.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires persons performing the functions of directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2020, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended December 31, 2020, and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2020, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2021. Based on information known to the Partnership or filed by limited partners with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	6,669.34	14.41%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	4,130.03	8.92%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

Limited Partnership Interest	Barry Zemel	2,845.20	6.15%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

(1) Based on 46,280.3 Interests outstanding as of March 1, 2021.

(b) As of March 1, 2021, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2020, the minimum annual Base Fee and the maximum Expense reimbursement increased by 1.81% from the prior year, which represents the allowable annual Consumer Price Index adjustment per the PMA. Therefore, as of March 1, 2020, the minimum monthly Base Fee paid by the Partnership was raised to $24,025 and the maximum monthly Expense reimbursement was raised to $1,938.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2022. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2020 and 2019:

	Incurred for the	Incurred for the
	Year ended December 31, 2020	Year ended December 31, 2019

General Partner
Management fees	$287,446	$282,052
Overhead allowance	23,188	22,758
Leasing commissions	-	12,906
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	2,870	3,145
	$316,004	$323,361

Item 14. Principal Accountant Firm Fees and Services

During 2019, we dismissed RBSM, LLP as our independent registered public accountants and replaced them with Boulay, PLLP.

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2020 and 2019, for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $40,455 and $39,108, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2020 and 2019, neither Boulay PLLP nor RBSM, LLP performed any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

All Other Fees

For the fiscal years ended December 31, 2020 and 2019, neither Boulay PLLP nor RBSM, LLP performed any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Income for the Years Ended December 31, 2020 and 2019

Statements of Partners’ Capital for the Years Ended December 31, 2020 and 2019

Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2020

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

3.8	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

4.1	Description of Securities

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.2	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.3	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.4	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 361 Highway 17 Bypass, Mt. Pleasant, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.5	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 343 Folly Road, Charleston, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.6	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant,1721 Sam Rittenberg, Charleston, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

16.1	Letter from RBSM, LLP to the U.S. Securities and Exchange Commission dated June 18, 2019, filed as exhibit 16.1 to the Current Report on Form 8-K dated June 13, 2019, Commission File 0-017686, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 27, 2020 and December 29, 2019 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 27, 2020 and December 29, 2019 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Reviewed Financial Statements of Wendcharles II, LLC for the fiscal years ended December 27, 2020 and December 29, 2019 prepared by Vrona &Van Schuyler, CPAs, PLLC.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Statements of Income for the years ended December 31, 2020 and 2019, (iii) Statement of Cash Flows for the years ended December 31, 2020 and 2019, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

				Costs				Depreciation			latest statement of
		Initial Cost to Partnership		Capitalized Subsequent	Gross Amount at which Carried at End of Year			in Life on which			operations is
			Building and	to		Building and		Accumulated	Date of	Date	computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Augusta, GA (1)	$-	$215,416	$434,176	$-	$213,226	$434,176	$647,402	$434,176	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	323,162	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	373,795	-	2/21/1989	31.5
Augusta, GA	-	332,154	396,659	-	332,154	396,659	728,813	396,659	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	294,878	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	254,500	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	455,229	-	3/14/1989	31.5
North Augusta, SC	-	250,859	409,297	-	250,859	409,297	660,156	403,054	-	12/29/1989	31.5
Martinez, GA	-	266,175	367,575	-	266,175	367,575	633,750	361,969	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	688,160	-	6/1/1990	31.5
	$-	$2,830,303	$4,017,412	$-	$2,794,122	$4,017,412	$6,811,534	$3,985,582

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.
(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment	December 31,	December 31,	Accumulated	December 31,	December 31,
Properties	2020	2019	Depreciation	2020	2019
Balance at beginning of year	$6,811,534	$6,811,534	Balance at beginning of year	$3,897,848	$3,776,718

Additions:			Additions charged to costs and expenses	87,734	121,130
Balance at end of year	$6,811,534	$6,811,534	Balance at end of year	$3,985,582	$3,897,848

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

Dated: March 26, 2021

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

Date: March 26, 2021

