Form 10-Q
period 2021-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2021-05-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(3,996,956)	(3,985,582)

Net investment properties	2,814,578	2,825,952

OTHER ASSETS:

Cash	294,952	72,244
Investments held in Indemnification Trust (Note 7)	479,805	479,805
Security deposits escrow	64,401	64,393
Rents and other receivables	57,492	665,415
Deferred tenant award proceeds escrow	-	18,290
Prepaid insurance	3,548	5,068
Deferred charges, net	381,381	171,213
Total other assets	1,281,579	1,476,428

Total assets	$4,096,157	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$296,029	$16,047
Due to General Partner (Note 5)	531	718
Deferred rent	-	18,289
Security deposits	64,340	64,340

Total current liabilities	360,900	99,394

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	385,379	384,051
Cumulative cash distributions	(159,475)	(158,944)
	225,904	225,107
Limited Partners (46,280.3 interests outstanding at March 31, 2021 and December 31, 2020)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	44,518,382	44,386,908
Cumulative cash distributions	(79,527,268)	(78,927,268)
	4,349,582	4,818,108
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,735,257	4,202,986

Total liabilities and partners’ capital	$4,096,157	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2021 and 2020

	March 31,	March 31,
	2021	2020
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$349,191	$219,771
TOTAL OPERATING REVENUES	$349,191	$219,771
EXPENSES:
Partnership management fees (Note 5)	$70,743	$71,221
Insurance	1,520	1,495
General and administrative	28,179	32,051
Advisory Board fees and expenses	1,750	1,750
Professional services	90,391	105,119
Depreciation	11,375	30,282
Amortization	12,465	6,899
TOTAL OPERATING EXPENSES	$216,423	$248,817
OTHER INCOME
Other interest income	$34	$120
TOTAL OTHER INCOME	$34	$120

NET INCOME (LOSS)	$132,802	$(28,926)
NET INCOME (LOSS) ALLOCATED - GENERAL PARTNER	1,328	(289)
NET INCOME (LOSS) ALLOCATED - LIMITED PARTNERS	$131,474	$(28,637)

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST	$2.84	$(0.62)

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2021 and 2020

	Three Months Ended
	March 31, 2021	March 31, 2020
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$132,802	$(28,926)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,839	37,181
Changed in operating assets and liabilities
Decrease in rents and other receivables	607,923	626,956
(Increase) Decrease in security deposit escrow	(8)	(23)
Decrease in prepaid insurance	1,520	1,495
Increase in accounts payable and accrued expenses	57,349	63,546
Decrease in deferred award escrow	1	(35)
Decrease in due to General Partner	(187)	(1,345)
Net cash from operating activities	823,239	698,849

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(600,000)	(600,000)
Cash distributions to General Partner	(531)	-
Net cash used in financing activities	(600,531)	(600,000)

NET INCREASE IN CASH	222,708	98,849
CASH AT BEGINNING OF PERIOD	72,244	39,221
CASH AT END OF PERIOD	$294,952	$138,070

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (unaudited)

For the Three Month Periods Ended March 31, 2021 and 2020

	General Partner			Limited Partners
				Capital
	Cumulative Net Income	Cumulative Cash Distributions	Total	Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,878	$4,202,986
Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,382	$(79,527,268)	$(840,229)	$3,509,352	$3,735,257

BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Net Income	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254

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

1. ORGANIZATION:

DiVall Insured Income Properties 2 LP (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests (closed on February 22, 1990, with 46,280.3 limited partnership interests having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. Nine lessees are fast food, family style, and casual/theme restaurants, with the tenth lessee being an automotive supply store. As of March 31, 2021, the Partnership owned 10 Properties, which are located in a total of three states.

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”), stipulates that the Partnership is scheduled to be dissolved on November 30, 2023, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding limited partner interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected by a majority of the limited partners. During the second and third quarters of the nine odd numbered years from 2001 through 2017, consent solicitations were circulated to the Partnership’s limited partners which, if approved by the limited partners, would have authorized the General Partner to initiate the potential sale of all of the Properties and the dissolution of the Partnership (each a “Consent”). Limited partners owning a majority of the outstanding limited partnership interests did not vote in favor of any of the Consents. Therefore, the Partnership continues to operate as a going concern.

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

2. RECENTLY ADOPTED ACCOUNTING PRINCIPLES:

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

As of March 31, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

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

4. PARTNERSHIP AGREEMENT:

The Partnership Agreement as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of October 20, 2020, to extend the term of the Partnership to November 30, 2023, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2021, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum annual Base Fee decreased by 5.54% from the prior year to $272,316. The maximum annual Expenses reimbursement remained the same at $23,256 and any potential future CPI adjustments have been suspended.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
General Partner
Management fees	$70,743	$71,221
Overhead allowance	5,814	5,746
Leasing commissions	222,633	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	531	-
	$302,221	$79,467

At March 31, 2021 and December 31, 2020, $223,164 and $718, respectively, was payable to the General Partner. Effective with the six Wendy’s lease amendments on January 1, 2021, the General Partner earned a leasing commission of $222,633 representing 3% of only the first 10 years of a 20 year term and reduced by the unamortized portion of previously earned commissions on the six Wendy’s in the amount of $81,935. The commission was included in accounts payable and accrued expenses as of the end of the quarter. The General Partner will determine the available cash flow throughout 2021 to satisfy the obligation, which will entail installment payments. In no event will the sales commissions on liquidation of these six Wendy’s and the unamortized portion of the above noted commissions, at the sale date, exceed an aggregate commission of 3%.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2021, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2021 and 2020 are as follows:

	Incurred for the Three Month Period ended March 31, 2021	Incurred for the Three Month Period ended March 31, 2020
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2021 and December 31, 2020 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

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

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $229,805 of earnings has been credited to the Trust as of March 31, 2021. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2021 and the year ended December 31, 2020, there were no such transfers.

9. SUBSEQUENT EVENTS:

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

Investment Properties

As of March 31, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2021.

Net Income

Net income (loss) for the three month periods ended March 31, 2021 and 2020 were $132,802 and $(28,926), respectively. Net income (loss) per limited partnership interest for the three month periods ended March 31, 2021 and 2020 were $2.84 and $(0.62), respectively.

This increase is primarily the result of increased rents received in the first quarter of 2021 compared to the first quarter of 2020 due to the lease amendments for six of the Wendy’s stores that became effective on January 1, 2021.

Results of Operations

Net income (loss) for the three month periods ended March 31, 2021 and 2020 was $132,802 and $(28,926), respectively.

Rental Income: Rental income for the three month periods ended March 31, 2021 and 2020 was $349,191 and $219,771, respectively. The rental income was comprised primarily of monthly lease obligations. The increase in rental income for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is due to the lease amendments for six of the Wendy’s stores that became effective on January 1, 2021.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2021 and 2020 were $28,179 and $32,051, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is due primarily to the decreased state income taxes due for the 2020 tax year due to much higher estimated state tax payments during 2020 versus 2019.

Professional Services: Professional services expenses for the three month periods ended March 31, 2021 and 2020 were $90,391 and $105,119, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is due primarily to legal and professional fees incurred during the first quarter of 2020 in connection with the extension of three Wendgusta, LLC property leases.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2021 and 2020 were $823,239 and $698,849, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the increased rents collected related to the Wendy’s lease amendments and increased accounts payable during the first quarter of 2021 compared to the first quarter of 2020 as a result of the leasing commission due to the General Partner related to the Wendy’s lease amendments.

Cash flows used in investing activities for the three month periods ended March 31, 2021 and 2020 were $0.

For the three month period ended March 31, 2021 and 2020 cash flows used in financing activities were $600,531 and $600,000, respectively, and consisted of aggregate general and limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $294,952 at March 31, 2021. Cash of approximately $200,000 is anticipated to be used for the payment of the first quarter distribution on or about May 15, 2021. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2021, the current ten Properties were leased 100%. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2021 and the fiscal year ended December 31, 2020, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2021.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2021 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

	31.1	SOX 302 Certification

	31.2	SOX 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2021, regarding the first quarter of 2021 distribution

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2021 and 2020, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2021 and 2020, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 14, 2021

