Form 10-Q
period 2021-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2021-08-06
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2021 and December 31, 2020

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$2,794,122	$2,794,122
Buildings	4,017,412	4,017,412
Accumulated depreciation	(4,008,331)	(3,985,582)

Net investment properties	2,803,203	2,825,952

OTHER ASSETS:

Cash	200,010	72,244
Investments held in Indemnification Trust (Note 7)	479,805	479,805
Security deposits escrow	64,409	64,393
Rents and other receivables	65,723	665,415
Deferred tenant award proceeds escrow	-	18,290
Prepaid insurance	2,027	5,068
Deferred charges, net	368,916	171,213
Total other assets	1,180,890	1,476,428

Total assets	$3,984,093	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2021 and December 31, 2020

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2021	2020
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$168,313	$16,047
Due to General Partner (Note 5)	865	718
Deferred rent	-	18,289
Security deposits	64,340	64,340

Total current liabilities	233,518	99,394

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	387,541	384,051
Cumulative cash distributions	(160,340)	(158,944)
	227,201	225,107
Limited Partners (46,280.3 interests outstanding at June 30, 2021 and December 31, 2020)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	44,732,403	44,386,908
Cumulative cash distributions	(79,727,268)	(78,927,268)
	4,363,603	4,818,108
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,750,575	4,202,986

Total liabilities and partners’ capital	$3,984,093	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2021 and 2020

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$357,745	$382,504	$706,936	$602,275
TOTAL OPERATING REVENUES	$357,745	$382,504	$706,936	$602,275
EXPENSES:
Partnership management fees (Note 5)	$68,079	$72,075	$138,822	$143,296
Insurance	1,520	1,452	3,040	2,947
General and administrative	14,365	15,425	42,544	47,476
Advisory Board fees and expenses	1,750	1,750	3,500	3,500
Professional services	32,029	32,845	122,420	137,964
Depreciation	11,374	30,282	22,749	60,564
Amortization	12,465	6,899	24,930	13,798
TOTAL OPERATING EXPENSES	$141,582	$160,728	$358,005	$409,545
OTHER INCOME
Other interest income	20	3,921	54	4,041
TOTAL OTHER INCOME	$20	$3,921	$54	$4,041

NET INCOME	$216,183	$225,697	$348,985	$196,771
NET INCOME ALLOCATED - GENERAL PARTNER	$2,162	$2,257	$3,490	$1,968
NET INCOME ALLOCATED - LIMITED PARTNERS	$214,021	$223,440	$345,495	$194,803

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.62	$4.83	$7.46	$4.21

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2021 and 2019

	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$348,985	$196,771
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,679	74,363
Changes in operating assets and liabilities
Decrease in rents and other receivables	599,045	461,678
Decrease (Increase) in long-term rent receivable	647	(21,772)
(Increase) Decrease in security deposit escrow	(16)	5,116
Decrease (Increase) in deferred rent award escrow	1	(43)
Decrease in prepaid insurance	3,041	2,989
Increase (Decrease) in accounts payable and accrued expenses	152,266	(20,450)
Payment of leasing commission	(222,633)	-
Security deposit refund	-	(5,000)
Increase (Decrease) in due to General Partner	147	(558)
Net cash from operating activities	929,162	693,094

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash interest applied to Indemnification Trust account	-	(3,862)
Net cash used in investing activities	-	(3,862)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(800,000)	(600,000)
Cash distributions to General Partner	(1,396)	(787)
Net cash used in financing activities	(801,396)	(600,787)

NET INCREASE IN CASH	127,766	88,445
CASH AT BEGINNING OF PERIOD	72,244	39,221
CASH AT END OF PERIOD	$200,010	$127,666

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Six Month Periods Ended June 30, 2021 and 2020

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,		Cumulative			Total
	Net	Cash		Net of	Cumulative	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,879	$4,202,986
Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,382	$(79,527,268)	$(840,229)	$3,509,353	$3,735,257
Net Income	2,162	-	2,162	-	214,021	-	-	214,021	216,183
Cash Distributions ($4.32 per limited partnership interest)	-	(865)	(865)	-	-	(200,000)	-	(200,000)	(200,865)
BALANCE AT JUNE 30, 2021	$387,541	$(160,340)	$227,201	$39,358,468	$44,732,403	$(79,727,268)	$(840,229)	$3,523,374	$3,750,575

BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Net Loss	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254
Net Income	2,257	-	2,257	-	223,440	-	-	223,440	225,697
Cash Distributions	-	(787)	(787)	-	-	-	-	-	(787)
BALANCE AT JUNE 30, 2020	$378,772	$(156,832)	$221,940	$39,358,468	$43,864,253	$(78,727,268)	$(840,229)	$3,655,224	$3,877,164

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2021, the Partnership owned 10 Properties, which are located in a total of three states.

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

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

In April 2020, the Financial Accounting Standards Board (FASB) issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, an entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

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

As of June 30, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

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

Assets are classified as held for sale, generally, when all criteria within GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met. Subsequent to June 30, 2021, the Partnership entered into an agreement to list two owned properties in Augusta and Martinez, Georgia for sale. These properties did not meet the criteria of held for sale assets as of June 30, 2021.

4. PARTNERSHIP AGREEMENT:

The Partnership Agreement was amended, effective as of October 20, 2020, to extend the term of the Partnership to November 30, 2023, or until dissolution prior thereto pursuant to the consent of limited partners owning a majority of the outstanding limited partnership interests.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$72,075	$138,822	$143,296
Overhead allowance	5,814	5,814	11,628	11,560
Leasing commissions	-	-	222,633	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	865	787	1,396	787
	$74,758	$78,676	$376,979	$158,143

At June 30, 2021 and December 31, 2020, $148,498 and $718, respectively, was payable to the General Partner. Effective with the six Wendy’s lease amendments on January 1, 2021, the General Partner earned a leasing commission of $222,633 representing 3% of only the first 10 years of a 20 year term and reduced by the unamortized portion of previously earned commissions on the six Wendy’s in the amount of $81,935. The commission was included in accounts payable and accrued expenses as of the end of the first quarter. One $75,000 installment payment was made during the second quarter. The General Partner will determine the available cash flow throughout 2021 to satisfy the obligation, which will entail installment payments. In no event will the sales commissions on liquidation of these six Wendy’s and the unamortized portion of the above noted commissions, at the sale date, exceed an aggregate commission of 3%.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2021, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three Month Period ended June 30, 2021	Three Month Period ended June 30, 2020	Six Month Period ended June 30, 2021	Six Month Period ended June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2021 and December 31, 2020 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2021, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $229,805 of earnings has been credited to the Trust as of June 30, 2021. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The assets held in indemnification trust account are invested in one year treasury bills which are measured using level 1 fair value inputs.

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month period ended June 30, 2021 and for the year ended December 31, 2020, there were no such transfers.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, and the difference could be material.

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

Investment Properties

As of June 30, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending June 30, 2021.

Net Income

Net income for the three-month periods ended June 30, 2021 and 2020 was $216,183 and $225,697, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2021 and 2020 was $4.62 and $4.83, respectively. Net income for the six-month periods ended June 30, 2021 and 2020 was $348,985 and $196,771, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2021 and 2020 was $7.46 and $4.21, respectively.

The increase is primarily the result of increased monthly rental revenue resulting from the six Wendy’s locations whose leases renewed as of January 1, 2021.

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. The impact of the coronavirus on our future results could still be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

Three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2021 and 2020 was $357,745 and $382,504, respectively. The rental income was comprised primarily of monthly lease obligations and includes recognition of annual percentage rents earned year-to-date and adjustments for straight-line rent.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2021 and 2020 were $14,365 and $15,425, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses.

Professional services: Professional services expenses for the three-month periods ended June 30, 2021 and 2020 were $32,029 and $32,845, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees.

Six-month period ended June 30, 2021 as compared to the six-month period ended June 30, 2020:

Income from operations for the six-month periods ended June 30, 2021 and 2020 were $348,985 and $196,771, respectively. See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2020 periods to the 2021 periods.

Operating Rental Income: Rental income for the six-month periods ended June 30, 2021 and 2021 was $706,936 and $602,275, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent. The increase relates primarily to increase monthly rental revenue year-to-date due to the six Wendy’s leases that were effective on January 1, 2021. Additionally, the accrual for percentage rents is much lower than in previous years due to the increase in the percentage rent breakpoint for the same six Wendy’s whose leases were extended as of January 1, 2021.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2021 and 2020 were $42,544 and 47,476, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. The decrease is due primarily to the decrease in state income taxes paid for 2020 and estimates paid for 2021, which are lower than what was paid in 2020.

Professional services: Professional services expenses for the six-month periods ended June 30, 2021 and 2020 were $122,420 and $137,964, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease year-over-year is due to primarily to lower legal fees. In 2020, our legal fees were higher related to the work on the six Wendy’s lease extensions.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2021 and 2020 were $929,162 and $693,094, respectively. The increase is attributed to higher net income year over year in addition to lower accrued percentage rents.

Cash flows used in investing activities for the six-month periods ended June 30, 2021 and 2020 were $0 and $3,862, respectively. The 2020 amount represents interest earned on the indemnification trust account.

For the six-month period ended June 30, 2021, cash flows used in financing activities was $801,396 and consisted of aggregate limited partner distributions of $800,000, and general partner distributions of $1,396.

For the six-month period ended June 30, 2020, cash flows used in financing activities was $600,787 and consisted of aggregate limited partner distributions of $600,000, and general partner distributions of $787.

Liquidity and Capital Resources

The Partnership’s cash balance was $200,010 at June 30, 2021. Cash of $200,000 is anticipated to be used to fund the 2021 second quarter aggregate distribution to limited partners on or about August 16, 2021.

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

As of June 30, 2021, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2021 and the year ended December 31, 2020, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of June 30, 2021 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 16, 2021, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2021 and 2020, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2021 and 2020, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2021 and 2020, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 06, 2021

