Form 10-Q
period 2021-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2021-11-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2021 and December 31, 2020

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$2,527,947	$2,794,122
Buildings	3,649,837	4,017,412
Accumulated depreciation	(3,646,204)	(3,985,582)

Net investment properties	2,531,580	2,825,952

OTHER ASSETS:

Cash	234,208	72,244
Investments held in Indemnification Trust (Note 7)	480,024	479,805
Security deposits escrow	64,417	64,393
Rents and other receivables	131,840	665,415
Deferred tenant award proceeds escrow	-	18,290
Prepaid insurance	507	5,068
Deferred closing costs	36,064	-
Properties held for sale	266,175	-
Deferred charges, net	356,451	171,213
Total other assets	1,569,686	1,476,428

Total assets	$4,101,266	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2021 and December 31, 2020

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2021	2020
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,531	$16,047
Due to General Partner (Note 5)	1,151	718
Deferred rent	100,005	18,289
Security deposits	64,340	64,340

Total current liabilities	264,027	99,394

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	390,419	384,051
Cumulative cash distributions	(161,491)	(158,944)
Total general partners’ capital	228,928	225,107
Limited Partners (46,280.3 interests outstanding at September 30, 2021 and December 31, 2020)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	45,017,340	44,386,908
Cumulative cash distributions	(79,927,268)	(78,927,268)
Total limited partners’ capital	4,448,540	4,818,108
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	3,837,239	4,202,986

Total liabilities and partners’ capital	$4,101,266	$4,302,380

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2021 and 2020

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$415,633	$511,603	$1,122,570	$1,113,879
TOTAL OPERATING REVENUES	$415,633	$511,603	$1,122,570	$1,113,879
EXPENSES:
Partnership management fees (Note 5)	$68,079	$72,075	$206,901	$215,371
Insurance	1,520	1,495	4,561	4,441
General and administrative	12,353	16,899	54,897	64,375
Advisory Board fees and expenses	1,750	1,750	5,250	5,250
Professional services	26,441	48,204	148,862	186,169
Depreciation	5,449	15,795	28,198	76,360
Amortization	12,465	6,899	37,395	20,697
TOTAL OPERATING EXPENSES	$128,057	$163,117	$486,064	$572,663
OTHER INCOME
Other interest income	239	52	294	4,093
TOTAL OTHER INCOME	$239	$52	$294	$4,093

NET INCOME	$287,815	$348,538	$636,800	$545,309
NET INCOME ALLOCATED- GENERAL PARTNER	2,878	3,485	6,368	5,453
NET INCOME ALLOCATED- LIMITED PARTNERS	284,937	345,053	630,432	539,856
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$6.16	$7.46	$13.62	$11.66

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$636,800	$545,309
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	65,593	97,056
Changes in operating assets and liabilities
Decrease in rents and other receivables	532,604	169,847
Increase in long-term rent receivable	971	(21,448)
Decrease in security deposit escrow	(24)	5,092
Increase in deferred closing costs	(36,064)	-
Decrease in deferred rent award escrow	-	(52)
Decrease in prepaid insurance	4,561	4,484
Decrease in accounts payable and accrued expenses	82,484	(1,073)
Increase in unearned rental income	100,005	5,000
Payment of leasing commission	(222,633)	-
Security deposit refund	-	(5,000)
Increase in due to General Partner	433	49
Net cash from operating activities	1,164,730	799,264

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(219)	(3,862)
Net cash used in investing activities	(219)	(3,862)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,000,000)	(700,000)
Cash distributions to General Partner	(2,547)	(2,181)
Net cash used in financing activities	(1,002,547)	(702,181)

NET INCREASE (DECREASE) IN CASH	161,964	93,221
CASH AT BEGINNING OF PERIOD	72,244	39,221
CASH AT END OF PERIOD	$234,208	$132,442

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Nine Month Periods Ended September 30, 2021 and 2020

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Cumulative Net Income	Cash Distribution	Reallocation	Total	Partners’ Capital
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,878	$4,202,986
Q1 Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,381	$(79,527,268)	$(840,229)	$3,509,352	$3,735,256
Q2 Net Income	2,162	-	2,162	-	214,021	-	-	214,021	216,183
Cash Distributions ($4.32 per limited partnership interest)	-	(865)	(865)	-	-	(200,000)	-	(200,000)	(200,865)
BALANCE AT JUNE 30, 2021	$387,541	$(160,340)	$227,201	$39,358,468	$44,732,402	$(79,727,268)	$(840,229)	$3,523,373	$3,750,574
Q3 Net Income	2,878	-	2,878	-	284,937	-	-	284,937	287,815
Cash Distributions ($4.32 per limited partnership interest)	-	(1,151)	(1,151)	-	-	(200,000)	-	(200,000)	(201,151)
BALANCE AT SEPTEMBER 30, 2021	$390,419	$(161,491)	$228,928	$39,358,468	$45,017,340	$(79,927,268)	$(840,229)	$3,608,310	$3,837,239

BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
Q1 Net Income	(289)	-	(289)	-	(28,637)	-	-	(28,637)	(28,926)
Cash Distributions ($12.96 per limited partnership interest)	-	-	-	-	-	(600,000)	-	(600,000)	(600,000)
BALANCE AT MARCH 31, 2020	$376,515	$(156,045)	$220,470	$39,358,468	$43,640,813	$(78,727,268)	$(840,229)	$3,431,784	$3,652,254
Q2 Net Income	2,257	-	2,257	-	223,440	-	-	223,440	225,697
Cash Distributions	-	(787)	(787)	-	-	-	-	-	(787)
BALANCE AT JUNE 30, 2020	$378,772	$(156,832)	$221,940	$39,358,468	$43,864,253	$(78,727,268)	$(840,229)	$3,655,224	$3,877,164
Q3 Net Income	3,485	-	3,485	-	345,053	-	-	345,053	348,538
Cash Distributions ($2.16 per limited partnership interest)	-	(1,394)	(1,394)	-	-	(100,000)	-	(100,000)	(101,394)
BALANCE AT SEPTEMBER 30, 2020	$382,257	$(158,226)	$224,031	$39,358,468	$44,209,306	$(78,827,268)	$(840,229)	$3,900,277	$4,124,308

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2021, the Partnership owned 10 Properties, which are located in a total of three states.

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

As of September 30, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

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

Property Held for Sale

The Brakes 4 Less property in Martinez, GA, was listed for sale on July 5, 2021. A signed offer of $890,000 was accepted on September 27, 2021. The sale closed on October 29, 2021 and the Partnership recognized a gain of $478,098.

The components of property held for sale in the balance sheets as of September 30, 2021 and December 31, 2020 are outlined below:

	September 30, 2021	December 31, 2020

Balance Sheet:
Land	$266,175	$-
Building	367,575	-
Accumulated Depreciation	(367,575)	-
Properties held for sale	$266,175	$-

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended September 30, 2021 and 2020 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$72,075	$206,901	$215,371
Overhead allowance	5,814	5,814	17,442	17,374
Leasing commissions	-	-	222,633	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	1,151	1,394	2,547	2,181
Amounts paid and/or accrued to the General Partner	$75,044	$79,283	$452,023	$237,426

At September 30, 2021 and December 31, 2020, $73,784 and $718, respectively, was payable to the General Partner. Effective with the six Wendy’s lease amendments on January 1, 2021, the General Partner earned a leasing commission of $222,633 representing 3% of only the first 10 years of a 20 year term and reduced by the unamortized portion of previously earned commissions on the six Wendy’s in the amount of $81,935. The commission was included in accounts payable and accrued expenses as of the end of the first quarter. One $75,000 installment payment was made during each of the second and third quarters. The General Partner will determine the available cash flow throughout 2021 to satisfy the obligation, which will entail installment payments. In no event will the sales commissions earned on liquidation of these six Wendy’s and the unamortized portion of the above noted commissions, at the sale date, exceed an aggregate commission of 3% to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three- and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three Month Period ended September 30, 2021	Three Month Period ended September 30, 2020	Nine Month Period ended September 30, 2021	Nine Month Period ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2021 and December 31, 2020 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2021, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $230,024 of earnings has been credited to the Trust as of September 30, 2021. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September 30, 2021 and for the year ended December 31, 2020, there were no such transfers.

9. SUBSEQUENT EVENTS:

We have reviewed all material events through the issuance of this report in accordance with ASC 855-10.

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

Investment Properties

As of September 30, 2021, the Partnership owned 10 Properties, nine of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: eight separate Wendy’s restaurants, an Applebee’s restaurant and a Brakes 4 Less store. The 10 Properties are located in a total of three states.

The Brakes 4 Less property in Martinez, GA, was listed for sale on July 5, 2021. A signed offer of $890,000 was accepted on September 27, 2021, and the sale closed on October 29, 2021.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending September 30, 2021.

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

Results of Operations

Three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020:

Net income from continuing operations for the three-month periods ended September 30, 2021 and 2020 was $287,815 and $348,538, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2021 and 2020 was $6.16 and $7.46, respectively.

Operating Rental Income: Rental income for the three-month periods ended September 30, 2021 and 2020 was $415,633 and $511,603, respectively. The rental income was comprised primarily of monthly lease obligations and includes recognition of annual percentage rents earned year-to-date and adjustments for straight-line rent. The decrease is primarily the result of lower accrued percentage rents as a result of increased monthly rental revenue resulting from the six Wendy’s locations whose leases renewed as of January 1, 2021.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2021 and 2020 were $12,353 and $16,899, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses.

Professional services: Professional services expenses for the three-month periods ended September 30, 2021 and 2020 were $26,441 and $48,204, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease is primarily related to a decrease in investor relations expenses along with a decrease in legal fees. Legal fees were higher in 2020 due to the negotiation of the Wendy’s lease renewals.

Nine-month period ended September 30, 2021 as compared to the nine-month period ended September 30, 2020:

Net income from continuing operations for the nine-month periods ended September 30, 2021 and 2020 were $636,800 and $545,309, respectively. The increase is primarily the result of increased monthly rental revenue resulting from the six Wendy’s locations whose leases renewed as of January 1, 2021, combined with lower operating expenses in 2021 compared to 2020.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2020 periods to the 2021 periods.

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2021 and 2021 was $1,122,570 and $1,113,879, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent. The decrease relates primarily to increased monthly rental revenue year-to-date due to the six Wendy’s leases that were effective on January 1, 2021, offset by decreased accrual for percentage accrual due to the increase in the percentage rent breakpoint for the same six Wendy’s whose leases were extended as of January 1, 2021.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2021 and 2020 were $54,897 and $64,375, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. The decrease is due primarily to the decrease in state income taxes paid for 2020 and estimates paid for 2021, which are lower than what was paid in 2020.

Professional services: Professional services expenses for the nine-month periods ended September 30, 2021 and 2020 were $148,862 and $186,169, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease year-over-year is due to primarily to lower legal fees. In 2020, our legal fees were higher related to the work on the six Wendy’s lease extensions.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2021 and 2020 were $1,164,730 and $799,264, respectively. The increase is attributed to higher net income period over period in addition to lower accrued percentage rents and higher unearned rental income in 2021.

Cash flows used in investing activities for the nine-month periods ended September 30, 2021 and 2020 were $219 and $3,862, respectively. The amounts represent interest applied to the indemnification trust account.

For the nine-month period ended September 30, 2021, cash flows used in financing activities was $1,002,547 and consisted of aggregate limited partner distributions of $1,000,000, and general partner distributions of $2,547.

For the nine-month period ended September 30, 2020, cash flows used in financing activities was $702,181 and consisted of aggregate limited partner distributions of $700,000, and general partner distributions of $2,181.

Liquidity and Capital Resources

The Partnership’s cash balance was $234,208 at September 30, 2021. Cash of $200,000 is anticipated to be used to fund the 2021 third quarter aggregate distribution to limited partners on or about November 15, 2021.

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

As of September 30, 2021, the current ten Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2021 and the year ended December 31, 2020, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of September 30, 2021 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 16, 2021, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended September 30, 2021 and 2020, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended September 30, 2021 and 2020, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended September 30, 2021 and 2020, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 12, 2021

