Form 10-K
period 2021-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2022-03-31
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 1, 2022 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

Item 1. Business

Background

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2021, the Partnership had 1,081 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2021, the Partnership owned 9 Properties, located in a total of three states.

At December 31, 2021, eight of the nine Properties were (and continue to be) leased to three Wendy’s franchisees, with five of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to JAI Hospitality RG, LLC (“JAI Hospitality”), and one of the Properties being leased to Wendcharles I, LLC (“Wendcharles I”). Operating base rents from these eight leases during the year ended December 31, 2021 comprised approximately 90% of the total 2021 operating base rents. During the year ended December 31, 2021, additional percentage rents were also generated from these eight Wendy’s Properties and totaled $366,473. Additionally, those eight Properties exceeded 80% of the Partnership’s total Properties, both by historical asset value and number. Six of the Properties that are currently leased to Wendy’s franchisees feature lease expiration dates of December 31, 2040. The other two Properties that are currently leased to Wendy’s franchisees feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2021.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All nine Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants.

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (six percent to seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 1, 2022:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (3) 1721 Sam Rittenberg Blvd Charleston, SC	JAI Hospitality RG, LLC	596,781	166,848	12-31-2040	None
12/22/88	Wendy’s (4) 3013 Peach Orchard Rd Augusta, GA	Wendgusta, LLC	649,594	188,000	12-31-2040	None
02/21/89	Wendy’s (4) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	210,632	12-31-2040	None
02/21/89	Wendy’s (4) 1730 Walton Way Augusta, GA	Wendgusta, LLC	728,813	96,780	11-6-2026	None
02/21/89	Wendy’s (5) 343 Folly Rd Charleston, SC	Wendcharles I, LLC	528,125	136,000	12-31-2040	None
02/21/89	Wendy’s (3) 361 Hwy 17 Bypass Mount Pleasant, SC	JAI Hospitality RG, LLC	580,938	146,520	12-31-2040	None
03/14/89	Wendy’s (4) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	167,500	12-31-2040	None
12/29/89	Wendy’s (4) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2026	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000	08-31-2027	(2)
			$6,588,935	$1,338,060

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease one additional period of five years.
(3)	Two of the nine Properties owned as of December 31, 2020 were leased to JAI Hospitality. Since more than 80% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, JAI Hospitality provided it with a copy of its internal financial statements for the fiscal year ended January 2, 2022. Those internal financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(4)	Five of the nine Properties owned as of December 31, 2021 were leased to Wendgusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 26, 2021 and December 27, 2020. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(5)	One of the nine Properties owned by the Partnership as of December 31, 2021 was leased to Wendcharles I. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendcharles I provided it with a copy of its reviewed financial statements for the fiscal years ended December 26, 2021 and December 27, 2020. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments during 2021, by Property, for Properties with such developments.

Applebee’s - Columbus, OH Property

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

On December 14, 2021, the tenant Wendcharles I closed on an asset purchase agreement with JAI Hospitality RG, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Hospitality under the same terms and conditions of the lease amendment effected January 1, 2021.

Wendy’s – Folly Road, Charleston, SC

On July 21, 2020, the “Partnership executed an Amended and Restated Restaurant Absolutely Net Lease to the Original Lease dated January 30, 1989, by and between the Partnership and Wendcharles I, LLC with the intent that this Lease will amend, restate and replace the Original Lease. Effective January 1, 2021, for the restaurant property located at 343 Folly Road, Charleston, South Carolina, per the terms of the amendment, the tenant will pay $136,000 annually in rent, in addition to 7% of sales over an annual breakpoint of $1,700,000 over the term of the lease extension (January 1, 2021 to December 31, 2040). In addition, the tenant is entitled to a rent credit equal to the lesser of $100,000 or 20% of the actual substantiated cost of capital improvements completed no later than December 31, 2021. The rent credit may be applied until it is exhausted, against tenant’s obligation to pay percentage rent under this lease. The rent credit of $77,771 was applied against the 2020 percentage rent amount. The remaining $22,229 in rent credit was applied to 2021 percentage rent payable in 2022.

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

On December 14, 2021, the tenant Wendcharles II closed on an asset purchase agreement with JAI Hospitality RG, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Hospitality under the same terms and conditions of the lease amendment effected January 1, 2021.

Brakes 4 Less – Martinez, GA

The Brakes 4 Less property in Martinez, GA, was listed for sale on July 5, 2021. A signed offer of $890,000 was accepted on September 27, 2021. The sale closed on October 29, 2021 and the Partnership recognized a gain of $484,319.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 1, 2022, there were 1,081 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner at times that the General Partner deems appropriate, but no less often than semi-annually, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. The Partnership anticipates continuing to make distributions to limited partners and the General Partner in future periods in accordance with the terms of the Partnership Agreement.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

Item 6. (Reserved)

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

Investment Properties

As of December 31, 2021, the Partnership owned nine Properties, all of which feature tenants that are franchisees of casual restaurants. The following are operated at the aforementioned nine Properties: eight Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2021 or 2020.

Further Information

A summary of significant developments as of December 31, 2021, by Property, for Properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2021 and 2020 were $1,575,407 and $724,705, respectively. Net income per Interest for the fiscal years ended December 31, 2021 and 2020 were $33.70 and $15.50, respectively.

Results of Operations

Net income for the fiscal years ended December 31, 2021 and 2020 were $1,575,407 and $724,705, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on Partnership revenues and investment property value. The COVID-19 pandemic, to date, has not had a material adverse impact on the Partnership or the Property tenants. As restrictions continue to ease, we do not forsee any material impact of COVID-19 on the Partnership or the Property tenants.

Fiscal year ended December 31, 2021 as compared to fiscal year ended December 31, 2020:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2021 and 2020 was $1.753 and $1.464 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases, straight line rent adjustments and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The increase in 2021 compared to 2020 was due to the higher base rental income from the six Wendy’s tenants whose lease amendments effective January 1, 2021 provide for higher base rents and higher percentage rent income breakpoints.

Management expects total base operating rental income to be approximately $1,338,060 for the 2022 fiscal year based on operating leases currently in place and do not include rents from properties held for sale. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2021 and 2020 were $388,701 and $785,370, respectively. However, the additional rent earned was reduced by a capital improvements rent credit to the tenants of the Folly Road Property and Whiskey Road Property, so, the actual revenue earned from 2021 and 2020 was $366,473 and $607,599, net of the $22,229 and $177,771 rent credits, respectively. Management expects percentage rents for the fiscal year ending December 31, 2022 to be about the same as those received in 2021 because the same strong sales performance from 2021 is expected again in 2022.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2021 and 2020 were $274,980 and $287,446, respectively. The General Partner receives a fee for managing the Partnership. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2021 and 2020 were $66,038 and $84,090, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2020 were higher than in the fiscal year ended December 31, 2021, primarily due to $5,983 in increased postage and shipping fees related to the consent solicitation, as well as about $14,000 in higher state income tax expense related to 2020 income. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2022 to be much higher than for the fiscal year ended December 31, 2021 due to an expected increase in state income taxes due for 2021 income as a result of the sale of the Brakes 4 Less property, and 2022 increased quarterly estimated state income tax payments.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2021 and 2020 were $197,792 and $245,340, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2022 will be about $24,000 higher than incurred for the fiscal year ended December 31, 2021. The costs in 2022 are expected to increase related to legal fees and increased costs for investor relations services.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2021 and 2020 were $1,512,480 and $840,153, respectively. Cash flows from operating activities was higher in 2021 primarily due to the increase in net income year over year.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows provided by (used in) investing activities for the fiscal years ended December 31, 2021 and 2020 were $584,379 and $(4,231), respectively. The 2021 amount is comprised of proceeds from the sale of the Martinez, GA property, offset by a leasing commission paid to the General Partner related to the six Wendy’s leases that were extended thru December 31, 2040 as of January 1, 2021. The 2020 amount was comprised entirely of interest applied to the indemnification trust account.

For the fiscal year ended December 31, 2021, cash flows used in financing activities were $1,203,265 and consisted of aggregate limited partner distributions of $1,200,000 and General Partner distributions of $3,265. For the fiscal year ended December 31, 2020, cash flows used in financing activities were $803,526 and consisted of aggregate limited partner distributions of $800,000 and General Partner distributions of $3,526. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $1,800,000 during 2022.

Liquidity and Capital Resources

The Partnership’s cash balance was $965,838 at December 31, 2021. Cash of approximately $31,744 is anticipated to be used in 2022 for the payment of quarter-end accrued liabilities which are included in the balance sheets.

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

As of December 31, 2021 and 2020, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the years ended December 31, 2021 and 2020, which we believe is a good indication of overall tenant quality and stability.

Eight of the nine Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these eight leases comprised approximately 90% of the total 2021 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2021, additional percentage rents totaled $388,701, $366,473 of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. The remaining $22,229 was applied against capital improvement rent credits for the Folly Road Wendy’s Property. Therefore, during 2021, the Partnership generated approximately 92% of its total operating revenues from those eight Properties.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 21% of operating rental income for the fiscal year ended December 31, 2021, and 42% of operating rental income for the fiscal years ended December 31, 2020. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2021 and 2020, and the related statements of income, partners’ capital and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Investment Properties

Description of the matter:

The Partnership’s investment properties totaled $1.9 million as of December 31, 2021. As more fully described in Note 1 to the financial statements, the Partnership reviews each investment property held for use for impairment whenever events or circumstances indicate that the carrying value of an investment property may not be recoverable. The Partnership’s policy is to record impairment losses when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those properties are less than the properties’ carrying amount. If management determines that the carrying value of investment properties is impaired, a loss is recognized in the amount by which the carrying amount of the properties exceeds the estimated fair value of the property.

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

How We Addressed the Matter in Our Audit:

We obtained an understanding and evaluated the design of the controls related to the property investment impairment assessment process, including controls over management’s identification of indicators of impairment. As part of our evaluation of indicators of impairment, the measurement of the Partnership’s undiscounted future cash flows and fair value of the properties, we considered property operations, management’s capital investment, hold period, disposition strategy, current industry and economic trends and other relevant factors and assumptions.

We performed additional audit procedures surrounding the valuation of the Partnership’s investment properties by obtaining current property appraisals prepared by a nationally recognized appraisal firm for each of the nine properties and compared the appraised values to the carrying value of the properties. In addition, we evaluated the data and assumptions the appraisal firm used for reasonableness.

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 2019

PCAOB ID: 542
Minneapolis, Minnesota
Report Date

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31, 2021	December 31, 2020
INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$2,794,122
Buildings	2,843,881	4,017,412
Accumulated depreciation	(2,843,881)	(3,985,582)

Net investment properties	1,944,934	2,825,952

Properties held for sale	583,013	-

OTHER ASSETS:

Cash and Cash equivalents	965,838	72,244
Investments held in Indemnification Trust (Note 8)	480,024	479,805
Security deposits escrow	59,425	64,393
Rents and other receivables	366,473	665,415
Deferred tenant award proceeds escrow	-	18,290
Deferred closing costs	16,067	-
Prepaid insurance	5,685	5,068
Deferred charges, net	314,825	171,213
Total other assets	2,208,337	1,476,428

Total assets	$4,736,284	$4,302,380

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2021	December 31, 2020
LIABILITIES:
Accounts payable and accrued expenses	$27,207	$16,047
Due to General Partner (Note 5)	4,533	718
Deferred rent	-	18,289
Unearned rental income	73,891	-
Security deposits	59,340	64,340

Total liabilities	164,971	99,394

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	399,805	384,051
Cumulative cash distributions	(166,024)	(158,944)
	233,781	225,107
Limited Partners (46,280.3 interests outstanding at December 31, 2021 and December 31, 2020)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	45,946,561	44,386,908
Cumulative cash distributions	(80,127,268)	(78,927,268)
	5,177,761	4,818,108
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	4,571,313	4,202,986

Total liabilities and partners’ capital	$4,736,284	$4,302,380

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2021 and 2020

	2021	2020

OPERATING REVENUES:
Rental income	$1,752,970	$1,464,364
TOTAL OPERATING REVENUES	1,752,970	1,464,364
EXPENSES:
Partnership management fees (Note 5)	274,980	287,446
Insurance	5,585	5,953
General and administrative	66,038	84,090
Advisory Board fees and expenses	7,000	6,000
Professional services	197,792	245,340
Depreciation	31,831	87,734
Amortization	79,021	27,597
TOTAL OPERATING EXPENSES	662,247	744,160
OTHER INCOME
Other interest income	365	4,501
Gain on sale of Property	484,319	-
TOTAL OTHER INCOME	484,684	4,501
INCOME FROM CONTINUING OPERATIONS	1,575,407	724,705

NET INCOME	1,575,407	724,705
NET INCOME- GENERAL PARTNER	15,754	7,247
NET INCOME- LIMITED PARTNERS	$1,559,653	$717,458

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST (BASIC AND DILUTED)	$33.70	$15.50

The accompanying notes are an integral part of these financial statement

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2021 and 2020

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,879	$4,202,986
2021 Net Income	15,754	-	15,754	-	1,559,653	-	-	1,559,653	1,575,407
Cash Distributions ($4.32 per limited partnership interest)	-	(7,080)	(7,080)	-	-	(1,200,000)	-	(1,200,000)	(1,207,080)
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313

BALANCE AT DECEMBER 31, 2019	$376,804	$(156,045)	$220,759	$39,358,468	$43,669,450	$(78,127,268)	$(840,229)	$4,060,421	$4,281,180
2020 Net Income	7,247		7,247	-	717,458	-	-	717,458	724,705
Cash Distributions ($2.16 per limited partnership interest)	-	(2,899)	(2,899)	-	-	(800,000)	-	(800,000)	(802,899)
BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,879	$4,202,986

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,575,407	$724,705
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	110,851	115,330
Gain on sale of Property	(484,319)	-
Changes in operating assets and liabilities:
Decrease in rents and other receivables	242,205	12,908
Decrease in security deposit escrow	4,968	5,071
Increase in prepaid insurance	(617)	(86)
Increase (decrease) in accounts payable and accrued expenses	11,160	(13,627)
Decrease in deferred award escrow	1	2,106
Prepaid rent	73,891	-
Due to general partner	-	(627)
Deferred closing costs	(16,067)	-
Security deposit refund	(5,000)	(5,000)
Net cash provided from operating activities	$1,512,480	$840,780

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(219)	(4,231)
Proceeds from sale of Property, net	807,231	-
Payment of leasing commission	(222,633)	-
Net cash provided (used) in investing activities	$584,379	$(4,231)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(1,200,000)	$(800,000)
Cash distributions to General Partner	(3,265)	(3,526)
Net cash used in financing activities	$(1,203,265)	$(803,526)

NET INCREASE (DECREASE) IN CASH	893,594	33,023
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,244	39,221
CASH AND CASH EQUIVALENTS AT END OF YEAR	$965,838	$72,244

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2021, the Partnership owned nine Properties, which are located in a total of three states.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

Cash Concentrations of Credit Risk

The Partnership generally maintains cash in federally insured accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk.

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2021, eight of the Partnership’s nine Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), Wendcharles I, LLC (“Wendcharles I”) and JAI Hospitality RG, LLC (“JAI Hospitality”), all three of whom are Wendy’s restaurant franchisees. The property lease (s) for these three tenants comprised approximately 905 of the Partnership’s total 2021 operating base rents reflected for the year ended December 31, 2021.

Rent and Other Receivables

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2021 and 2020 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

As of December 31, 2021, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2022	$1,338,060
2023	1,338,060
2024	1,338,060
2025	1,338,060
2026	1,310,376
Thereafter	14,309,000
$20,971,616

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Income Taxes

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2021, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2021 financial statements by approximately $6,631,066.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2021	2020
	(Unaudited)	(Unaudited)
Net income, per statements of income	$1,575,407	$724,705
Book to tax depreciation difference	(16,913)	(36,155)
Tax over (under) book gain from asset disposition	13,217	-
Book to tax amortization difference	11	-
Prepaid rent	55,602	(21,947)
Penalties	80
Net income for tax reporting purposes	$1,627,404	$666,603

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2018.

Ohio - Commercial Activities Tax CAT

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

The Partnership has gross receipts in excess of $150,000 for the period ended December 31, 2021so, the CAT tax of $150 is applicable to the Partnership for the period indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Reportable Segments

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no segment disclosure is made.

Investment Properties and Properties Held for Sale

Depreciation of the Properties is provided on a straight-line basis over the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2021 and 2020, accumulated amortization amounted to $143,145 and $102,841, respectively.

Deferred tenant award proceeds escrow represents the portion of the award proceeds from the sale of the portion of the Mt. Pleasant, South Carolina property that are being paid to the tenant ratably over 99 months beginning August 1, 2013. The balance of the escrow was refunded to the tenant in 2021.

If the Partnership makes the decision to sell a property, it is reclassed from investment properties to properties held for sale. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

Assets are classified as held for sale, generally, when all criteria within GAAP applicable to “Accounting for the Impairment or Disposal of Long Lived Assets” have been met.

Property held for sale

The Brakes 4 Less property in Martinez, GA, was listed for sale on July 5, 2021. A signed offer of $890,000 was accepted on September 27, 2021. The sale closed on October 29, 2021 and the Partnership recognized a gain of $484,319.

The Walton Way Property was listed for sale on July 1, 2021 and the Martintown Road Property was listed for sale on December 22, 2021.

The components of property held for sale in the balance sheets as of December 31, 2021 and 2020 are outlined below:

	December 31, 2021	December 31, 2020

Balance Sheet:
Land	$583,013	$-
Building	805,956	-
Accumulated Depreciation	(805,956)	-
Properties held for sale	$583,013	$-

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2021 and 2020.

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

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Partnership would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

During the year ended December 31, 2020, the Partnership provided a lease concession to one tenant in response to the impact of COVID-19, in the form of a short-term rent reduction. The Partnership has made an election to account for such lease concession consistent with how this concession would be accounted for under lease guidance if enforceable rights and obligations for this concession had already existed in the lease. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of December 31, 2021, the Partnership owned nine Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2021, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments. Therefore, as of March 1, 2021, the minimum annual Base Fee paid by the Partnership was decreased to $272,316 and the maximum annual Expenses reimbursement remained at $23,256.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2021 and 2020, are as follows:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2021	December 31, 2020

General Partner
Management fees	$274,980	$287,446
Overhead allowance	23,256	23,188
Leasing commissions	222,633	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	7,080	2,870
	$530,449	$316,004

At December 31, 2021 and 2020, $4,533 and $718, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2021, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Advisory Board Fees paid	$3,500	$3,000
	$3,500	$3,000

At December 31, 2021 and 2020, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2021, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Although the lease terms were extended twenty (20) years through December 31, 2040 and a 3% commission would equate to $609,138 on guaranteed fixed rentals, the G.P. believes a market negotiation would limit any lease commission to the first 10 years of term. Accordingly, the commission for ten (10) years would equate to $304,569 payable on the commencement date of the extended term as of January 1, 2021. However, it is the policy of the Partnership to reduce extended commissions due by the unamortized balance of deferred leasing commissions previously paid. In the instant case, the unamortized balance remaining at December 31, 2020 for the previous term through November 6, 2026 for the six (6) properties was $81,935; which reduces the commission due on January 1, 2021 to $222,634. Again, however, it is the policy of the Partnership to reduce future sales commissions earned from property sales by the unamortized balance of related properties unamortized leasing commissions. If these properties are sold in two years the only amortized commission would be $44,526 and the balance paid of $178,108 would reduce the future property sales commissions earned by $178,108. The Partnership made installment payments to the G.P. during 2021 to satisfy the obligation.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $230,024 of earnings has been credited to the Trust as of December 31, 2021. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Except for the U.S. Treasury securities held by the PMA Indemnification Trust which are Level 1 securities, the Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2021 and 2020.

10. CORONAVIRUS OUTBREAK

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which adversely impacted global commercial activity and contributed to significant volatility in financial markets. As the global impact of the outbreak was rapidly evolving, and as cases of the virus continued to be identified in additional countries, many countries reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions created disruption in global supply chains, and adversely impacted a number of industries, such as retail, restaurants and transportation. During 2020, the coronavirus presented material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, decreases in sales volumes at the properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. However, during 2021, restrictions began easing and restrictions on businesses were eased. Up to the date of this filing, the Partnership has not experienced material negative impacts from COVID-19, nor from any tenant except as disclosed in Note 2. All rent due have been paid in full by each tenant.

11. SUBSEQUENT EVENTS

On February 15, 2022, the Partnership made a distribution to the limited partners of $1,200,000 in the aggregate, which amounted to $25.93 per Interest.

On March 15, 2022, the Partnership received an executed contract for the sale of the Walton Way property for $1.6 million with an anticipated closing date in June, 2022.

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

(b) Internal Control Over Financial Reporting.

(i) The General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the General Partner determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Bruce A. Provo, Age 71 - President, Founder and Director, TPG.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2021, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended December 31, 2021, and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2021, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2022. Based on information known to the Partnership or filed by limited partners with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	6,669.34	14.41%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	4,196.03	9,07%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

Limited Partnership Interest	Barry Zemel	2,845.20	6.15%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

(1) Based on 46,280.3 Interests outstanding as of March 1, 2022.

(b) As of March 1, 2022, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments. Therefore, as of March 1, 2021, the minimum annual Base Fee paid by the Partnership was decreased to $272,316 and the maximum annual Expenses reimbursement remained at $23,256.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2021 and 2020:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2021	December 31, 2020
General Partner
Management fees	$274,980	$287,446
Overhead allowance	23,256	23,188
Leasing commissions	222,633	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	7,080	2,870
	$530,449	$316,004

Item 14. Principal Accountant Firm Fees and Services

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2021 and 2020, for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $41,336 and $40,455, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2021 and 2020, Boulay PLLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

All Other Fees

For the fiscal years ended December 31, 2021 and 2020, Boulay PLLP did not perform any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2021 and 2020

Statements of Income for the Years Ended December 31, 2021 and 2020

Statements of Partners’ Capital for the Years Ended December 31, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2021

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

3.8	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

4.1	Description of Securities

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.2	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.3	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated April 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.4	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 361 Highway 17 Bypass, Mt. Pleasant, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.5	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 343 Folly Road, Charleston, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

10.6	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant,1721 Sam Rittenberg, Charleston, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated July 28, 2020, Commission File 0-17686, and incorporated herein by reference.

16.1	Letter from RBSM, LLP to the U.S. Securities and Exchange Commission dated June 18, 2019, filed as exhibit 16.1 to the Current Report on Form 8-K dated June 13, 2019, Commission File 0-017686, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 26, 2021 and December 27, 2020 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Reviewed Financial Statements of Wendcharles I, LLC for the fiscal years ended December 26, 2021 and December 27, 2020 prepared by Vrona &Van Schuyler, CPAs, PLLC.

99.2	Internal Financial Statements of JAI Hospitality RG, LLC for the fiscal year ended January 2, 2022.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Statements of Income for the years ended December 31, 2021 and 2020, (iii) Statement of Cash Flows for the years ended December 31, 2021 and 2020, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

		Initial Cost to Partnership		Costs Capitalized Subsequent	Gross Amount at which Carried at End of Year			Depreciation in Life on which			latest statement of operations is
			Building and	to		Building and		Accumulated	Date of	Date	computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Augusta, GA (1)	$-	$215,416	$434,176	$-	$213,226	$434,176	$647,402	$434,176	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	323,162	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	373,795	-	2/21/1989	31.5
Augusta, GA (3)	-	332,154	396,659	-	332,154	396,659	728,813	396,659	-	2/21/1989	31.5
Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	294,878	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	254,500	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	455,229	-	3/14/1989	31.5
North Augusta, SC (3)	-	250,859	409,297	-	250,859	409,297	660,156	409,297	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	708,141	-	6/1/1990	31.5
	$-	$2,564,128	$3,649,837	$-	$2,527,947	$3,649,837	$6,177,784	$3,649,837

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.

(3)	In the Fourth Quarter of 2021, the Walton Way, Augusta, GA and the Martintown Rd, North Augusta, SC properties were classified as held for sale.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment	December 31,	December 31,	Accumulated	December 31,	December 31,
Properties	2021	2020	Depreciation	2021	2020
Balance at beginning of year	$6,811,534	$6,811,534	Balance at beginning of year	$3,985,582	$3,897,848
			Additions charged to costs and expenses	31,831	87,734
Deletions:			Deletions:
Sale of Martinez, GA property	(633,750)		Sale of Martinez, GA property	(367,576)
Walton Way - Held for sale	(728,813)		Walton Way - Held for sale	(396,659)
Martintown Rd - Held for sale	(660,156)		Martintown Rd - Held for sale	(409,297)
Balance at end of year	$4,788,815	$6,811,534	Balance at end of year	$2,843,881	$3,985,582

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

Dated: March 31, 2022

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

Date: March 31, 2022

