Form 10-K/A
period 2021-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2022-04-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

DiVall Insured Income Properties 2, LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”) to correct its previously-issued audit opinion letter on which the report date was omitted. Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any other changes or subsequent events.

Item 8. Financial Statements and Supplementary Data

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
March 31, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2022

DIVALL INSURED INCOME PROPERTIES 2, L.P.

By:	/s/ Lynette L. DeRose
Chief Financial Officer of the Partnership
(principal financial officer and principal accounting officer of the registrant)