Form 10-Q
period 2022-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2022-05-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$1,944,934
Buildings	2,843,881	2,843,881
Accumulated depreciation	(2,843,881)	(2,843,881)

Net investment properties	1,944,934	1,944,934

Property held for sale	583,013	583,013

OTHER ASSETS:

Cash and cash equivalents	367,310	965,838
Investments held in Indemnification Trust (Note 7)	480,139	480,024
Security deposits escrow	59,432	59,425
Rents and other receivables	-	366,473
Deferred closing costs	40,188	16,067
Prepaid insurance	4,135	5,685
Deferred charges, net	303,511	314,825
Total other assets	1,837,728	2,791,350

Total assets	$3,782,662	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$90,654	$27,207
Due to General Partner (Note 5)	5,482	4,533
Security deposits	59,340	59,340
Unearned rental income	100,005	73,891
Total liabilities	255,481	164,971

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	401,373	399,805
Cumulative cash distributions	(166,973)	(166,024)
	234,400	233,781
Limited Partners (46,280.3 interests outstanding at March 31, 2022 and December 31, 2021)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	46,101,810	45,946,561
Cumulative cash distributions	(81,327,268)	(80,127,268)
	4,133,010	5,177,761
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
	(840,229)	(840,229)

Total partners’ capital	3,527,181	4,571,313

Total liabilities and partners’ capital	$3,782,662	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Month Periods Ended March 31, 2022 and 2021

	March 31,	March 31,
	2022	2021
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$333,016	$349,191
TOTAL OPERATING REVENUES	$333,016	$349,191
EXPENSES:
Partnership management fees (Note 5)	$68,079	$70,743
Insurance	1,550	1,520
General and administrative	47,556	28,179
Advisory Board fees and expenses	1,750	1,750
Professional services	90,595	90,391
Depreciation	-	11,375
Amortization	11,314	12,465
TOTAL OPERATING EXPENSES	$220,844	$216,423
OTHER INCOME
Other income	44,475	-
Other interest income	$170	$34
TOTAL OTHER INCOME	$44,645	$34

NET INCOME	$156,817	$132,802
NET INCOME ALLOCATED - GENERAL PARTNER	1,568	1,328
NET INCOME ALLOCATED - LIMITED PARTNERS	$155,249	$131,474

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$3.35	$2.84

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2022 and 2021

	Three Months Ended
	March 31, 2022	March 31, 2021
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$156,817	$132,802
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,314	23,839
Changed in operating assets and liabilities
Decrease in rents and other receivables	366,473	607,923
Increase in security deposit escrow	(7)	(8)
Decrease in prepaid insurance	1,550	1,520
Increase in accounts payable and accrued expenses	63,447	57,349
Decrease in deferred award escrow		1
Increase in deferred closing costs	(24,121)	-
Unearned rental income	26,114	-
Increase (Decrease) in due to General Partner	949	(187)
Net cash from operating activities	602,536	823,239

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(115)	-
Net cash used in investing activities	(115)	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,200,000)	(600,000)
Cash distributions to General Partner	(949)	(531)
Net cash used in financing activities	(1,200,949)	(600,531)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(598,528)	222,708
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	965,838	72,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367,310	$294,952

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (unaudited)

For the Three Month Periods Ended March 31, 2022 and 2021

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net	Cash		Offering	Cumulative	Cash			Partners’
	Income	Distributions	Total	Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Cash Distributions ($25.93 per limited partnership interest)	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,811	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181

BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,968)	$(840,229)	$3,977,878	$4,202,986
Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,382	$(79,527,268)	$(840,229)	$3,509,352	$3,735,257

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2022, the Partnership owned 9 Properties, which are located in a total of three states.

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

As of March 31, 2022, the Partnership owned nine Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The nine Properties are located in a total of three states.

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

Property Held for Sale

The Walton Way property in Augusta, GA, was listed for sale on July 5, 2021. The Martintown Rd property in North Augusta, SC was listed for sale on December 22, 2021.

The components of property held for sale in the balance sheets as of March 31, 2022 and December 31, 2021 are outlined below:

	March 31, 2022	December 31, 2021

Balance Sheet:
Land	$583,013	$583,013
Building	805,956	805,956
Accumulated Depreciation	(805,956)	(805,956)
Properties held for sale	$583,013	$583,013

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2022 and 2021 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$70,743
Overhead allowance	5,814	5,814
Leasing commissions	-	222,633
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	949	531
	$77,342	$302,221

At March 31, 2022 and December 31, 2021, $5,482 and $4,533, respectively, was payable to the General Partner.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2022, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2022 and 2021 are as follows:

	Incurred for the Three Month Period ended March 31, 2022	Incurred for the Three Month Period ended March 31, 2021
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2022 and December 31, 2021 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”, and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2022, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $230,139 of earnings has been credited to the Trust as of March 31, 2022. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2022 and the year ended December 31, 2021, there were no such transfers.

9. SUBSEQUENT EVENTS:

Sale of Walton Way Property

On April 22, 2022, the Partnership sold the property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale is approximately $1,119,000.As of March 31, 2022, this property was classified as held for sale with a carrying value of $332,154.

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

Investment Properties

As of March 31, 2022, the Partnership owned 9 Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned nine Properties: eight separate Wendy’s restaurants, and an Applebee’s restaurant. The nine Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2022.

Net Income

Net income for the three month periods ended March 31, 2022 and 2021 were $156,817 and $132,802, respectively. Net income per limited partnership interest for the three month periods ended March 31, 2022 and 2021 were $3.35 and $2.84, respectively.

This increase is primarily the result of the net effect of the decrease in rents due to the sale of the Brakes4Less property in Q4 2021 offset by the one-time payment of $44,475 received from the Ohio Power Company for the use of the easement abutting the Applebee’s Property.

Results of Operations

Net income for the three month periods ended March 31, 2022 and 2021 was $156,817 and $132,802, respectively.

Rental Income: Rental income for the three month periods ended March 31, 2022 and 2021 was $333,016 and $349,191, respectively. The rental income was comprised primarily of monthly lease obligations. The decrease in rental income for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 is due to the loss in rents associated with the Brakes4Less Property that was sold in October, 2021.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2022 and 2021 were $47,556 and $28,179, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 is due primarily to the increased state income taxes due for the 2021 tax year due to much higher net income during 2021 versus 2020.

Professional Services: Professional services expenses for the three month periods ended March 31, 2022 and 2021 were $90,595 and $90,391, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 is due primarily to a decrease in legal and audit fees incurred during the first quarter of 2022 offset by an increase in investor relations fees due to the new contract that was signed effective January 1, 2022.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2022 and 2021 were $602,536 and $823,239, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the decreased in annual percentage rents earned and collected for 2021 related to the Wendy’s lease amendments which increased the percentage rent breakpoint for all six leases.

Cash flows used in investing activities for the three month periods ended March 31, 2022 and 2021 were $115 and $0. The 2022 amount relates to reinvested interest income from the indemnification trust account.

For the three month period ended March 31, 2022 and 2021 cash flows used in financing activities were $1,200,949 and $600,531, respectively, and consisted of aggregate general and limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $367,310 at March 31, 2022. Cash of approximately $200,000 is anticipated to be used for the payment of the first quarter distribution on or about May 15, 2022. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2022, the current nine Properties were leased 100%. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2022 and the fiscal year ended December 31, 2021, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2022 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

	31.1	SOX 302 Certification

	31.2	SOX 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2022, regarding the first quarter of 2022 distribution

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2022 and 2021, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2022 and 2021, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 12, 2022

