Form 10-Q
period 2022-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2022-08-11
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

FOR THE PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2022 and December 31, 2021

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$1,944,934
Buildings	2,843,881	2,843,881
Accumulated depreciation	(2,843,881)	(2,843,881)

Net investment properties	1,944,934	1,944,934

Property held for sale	250,859	583,013

OTHER ASSETS:

Cash and cash equivalents	1,769,286	965,838
Investments held in Indemnification Trust (Note 7)	480,139	480,024
Security deposits escrow	59,440	59,425
Rents and other receivables	-	366,473
Deferred closing costs	9,650	16,067
Prepaid insurance	2,584	5,685
Deferred charges, net	279,568	314,825
Total other assets	2,600,667	2,791,350

Total assets	$4,796,460	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2022 and December 31, 2021

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$56,329	$27,207
Due to General Partner (Note 5)	6,622	4,533
Security deposits	59,340	59,340
Unearned rental income	91,940	73,891
Total liabilities	214,231	164,971

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	413,980	399,805
Cumulative cash distributions	(172,646)	(166,024)
Total general partners’ capital	241,334	233,781
Limited Partners (46,280.3 interests outstanding at June 30, 2022 and December 31, 2021)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	47,349,924	45,946,561
Cumulative cash distributions	(81,527,268)	(80,127,268)
Total limited partners’ capital	5,181,124	5,177,761
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	4,582,229	4,571,313

Total liabilities and partners’ capital	$4,796,460	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2022 and 2021

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$315,159	$357,745	$648,175	$706,936
TOTAL OPERATING REVENUES	315,159	357,745	648,175	706,936
EXPENSES:
Partnership management fees (Note 5)	68,079	68,079	136,158	138,822
Insurance	1,550	1,520	3,101	3,040
General and administrative	14,351	14,365	61,906	42,544
Advisory Board fees and expenses	1,750	1,750	3,500	3,500
Professional services	61,299	32,029	151,894	122,420
Depreciation	-	11,374	-	22,749
Amortization	10,765	12,465	22,079	24,930
TOTAL OPERATING EXPENSES	157,794	$141,582	$378,638	$358,005
OTHER INCOME
Other income	-	20	44,475	54
Other interest income	148	-	318	-
Gain on sale of property	1,103,208	-	1,103,208	-
TOTAL OTHER INCOME	1,103,356	20	1,148,001	54

NET INCOME	$1,260,721	$216,183	$1,417,538	$348,985
NET INCOME ALLOCATED - GENERAL PARTNER	$12,607	$2,162	$14,175	$3,490
NET INCOME ALLOCATED - LIMITED PARTNERS	$1,248,114	$214,021	$1,403,363	$345,495

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$26.97	$4.62	$30.37	$7.46

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2022 and 2021

	Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,417,538	$348,985
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,079	47,679
Changes in operating assets and liabilities
Gain on sale of property	(1,103,208)	-
Decrease in rents and other receivables	366,473	599,045
Decrease in long-term rent receivable	-	647
Increase in security deposit escrow	(15)	(16)
Decrease in deferred rent award escrow	-	1
Decrease in prepaid insurance	3,101	3,041
Increase in accounts payable and accrued expenses	29,122	152,266
Payment of leasing commission	-	(222,633)
Decrease in deferred closing costs	6,417	-
Increase in unearned rental income	18,049	-
Increase in due to General Partner	2,089	147
Net cash from operating activities	761,645	929,162

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Proceeds from sale of Property, net	1,448,540	-
Interest applied to Indemnification Trust account	(115)	-
Net cash provided from investing activities	1,448,425	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,400,000)	(800,000)
Cash distributions to General Partner	(6,622)	(1,396)
Net cash used in financing activities	(1,406,622)	(801,396)

NET INCREASE IN CASH AND CASH EQUIVALENTS	803,448	127,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	965,838	72,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,769,286	$200,010

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Six Month Periods Ended June 30, 2022 and 2021

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative Net	Cumulative Cash		Net of Offering	Cumulative Net	Cumulative Cash			Total Partners’
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Cash Distributions ($25.93 per limited partnership interest)	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,810	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181
Net Income	12,607	-	12,607	-	1,248,114	-	-	1,248,114	1,260,721
Cash Distributions ($4.32 per limited partnership interest)	-	(5,673)	(5,673)	-	-	(200,000)	-	(200,000)	(205,673)
BALANCE AT JUNE 30, 2022	$413,980	$(172,646)	$241,334	$39,358,468	$47,349,924	$(81,527,268)	$(840,229)	$4,340,895	$4,582,229

BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,878	$4,202,986
Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,382	$(79,527,268)	$(840,229)	$3,509,352	$3,735,257
Net Income	2,162	-	2,162	-	214,021	-	-	214,021	216,183
Cash Distributions ($4.32 per limited partnership interest)	-	(865)	(865)	-	-	(200,000)	-	(200,000)	(200,865)
BALANCE AT JUNE 30, 2021	$387,541	$(160,340)	$227,201	$39,358,468	$44,732,403	$(79,727,268)	$(840,229)	$3,523,373	$3,750,575

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2022, the Partnership owned 8 Properties, which are located in a total of three states.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of the pronouncements to have a significant effect on the Partnership’s financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of June 30, 2022, the Partnership owned eight Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: seven separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

Sale of Walton Way Property

On April 22, 2022, the Partnership sold the property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale is approximately $1,103,000.

Property Held for Sale

The Walton Way property in Augusta, GA, was listed for sale on July 5, 2021 and was sold on April 22, 2022. The Martintown Rd property in North Augusta, SC was listed for sale on December 22, 2021.

The components of property held for sale in the balance sheets as of June 30, 2022 and December 31, 2021 are outlined below:

	June 30, 2022	December 31, 2021

Balance Sheet:
Land	$250,859	$583,013
Building	396,659	805,956
Accumulated Depreciation	(396,659)	(805,956)
Properties held for sale	$250,859	$583,013

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2022 and 2021 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$68,079	$136,158	$138,822
Overhead allowance	5,814	5,814	11,628	11,628
Leasing commissions	-	-	-	222,633
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	5,673	865	6,622	1,396
Amounts paid and/or accrued to the General Partner	$79,566	$74,758	$156,908	$376,979

At June 30, 2022 and December 31, 2021, $6,622 and $4,533, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2022 and 2021 are as follows:

	Three Month Period ended June 30, 2022	Three Month Period ended June 30, 2022	Six Month Period ended June 30, 2022	Six Month Period ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2022 and December 31, 2021 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2022, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $230,139 of earnings has been credited to the Trust as of June 30, 2022. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month period ended June 30, 2022 and for the year ended December 31, 2021, there were no such transfers.

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

Investment Properties

As of June 30, 2022, the Partnership owned eight Properties, seven of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: seven separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending June 30, 2022.

Net Income

Net income for the three-month periods ended June 30, 2022 and 2021 was $1,206,721 and $216,183, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2022 and 2021 was $26.97 and $4.62, respectively. Net income for the six-month periods ended June 30, 2022 and 2021 was $1,417,538 and $348,985, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2021 and 2020 was $30.37 and $7.46, respectively.

The increase is primarily the result of the gain on the sale of the Walton Way property in April 2022.

Results of Operations

Three-month period ended June 30, 2022 as compared to the three-month period ended June 30, 2021:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2022 and 2021 was $315,159 and $357,745, respectively. The rental income was comprised primarily of monthly lease obligations and includes recognition of annual percentage rent accruals. The decrease relates primarily to the decreased monthly rental revenue as a result of the sale of the Brakes 4 Less Property in Q4 2021 and the Walton Way property in Q2 2022.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2022 and 2021 were $14,351 and $14,365, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees and state income tax expenses.

Professional services: Professional services expenses for the three-month periods ended June 30, 2022 and 2021 were $61,299 and $32,029, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase from Q2 2021 to Q2 2022 is related to increased investor relations costs related to the K-1 mailing.

Six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021:

Income from operations for the six-month periods ended June 30, 2022 and 2021 were $1,417,538 and $348,985, respectively. See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2021 periods to the 2022 periods.

Operating Rental Income: Rental income for the six-month periods ended June 30, 2022 and 2021 was $648,175 and $706,936, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date. The decrease relates primarily to the decreased monthly rental revenue as a result of the sale of the Brakes 4 Less Property in Q4 2021 and the Walton Way property in Q2 2022. Additionally, the recognition of percentage rents is $0 this year at the end of Q2 compared to $8,554 last year due to the decrease in sales reported across our Wendy’s portfolio of properties.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2022 and 2021 were $61,906 and $42,544, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees, and state income tax expenses. The increase is due primarily to the increase in state income taxes paid for 2021 and estimates paid for 2022, which are higher than what was paid in 2021.

Professional services: Professional services expenses for the six-month periods ended June 30, 2022 and 2021 were $151,894 and $122,420, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase year-over-year is due to primarily to increased investor relations fees due to unexpected expenses related to the 2021 K-1 mailing.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2022 and 2021 were $761,645 and $929,162, respectively. The decrease is attributed to lower net income (net of the gain on the sale of property) year over year in addition to lower accrued percentage rents.

Cash flows provided from investing activities for the six-month periods ended June 30, 2022 and 2021 were $1,448,425 and $0, respectively. The 2022 amount represents the proceeds from the sale of the Walton Way property offset partially by interest earned on the indemnification trust account.

For the six-month period ended June 30, 2022, cash flows used in financing activities was $1,406,622 and consisted of aggregate limited partner distributions of $1,400,000, and general partner distributions of $6,622.

For the six-month period ended June 30, 2021, cash flows used in financing activities was $801,396 and consisted of aggregate limited partner distributions of $800,000, and general partner distributions of $1,396.

Liquidity and Capital Resources

The Partnership’s cash balance was $1,769,286 at June 30, 2022. Cash of $1,650,000 is anticipated to be used to fund the 2022 second quarter aggregate distribution to limited partners on or about August 15, 2022.

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

As of June 30, 2022, the current eight Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2022 and the year ended December 31, 2021, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of June 30, 2022 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2022, regarding the second quarter of 2022 distribution.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2022 and 2021, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2022 and 2021, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2022 and 2021, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 11, 2022

