Form 10-Q
period 2022-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2022-11-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

FORM 10-Q

FOR THE PERIODS ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2022 and December 31, 2021

ASSETS

	Setpember 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$1,944,934
Buildings	2,843,881	2,843,881
Accumulated depreciation	(2,843,881)	(2,843,881)

Net investment properties	1,944,934	1,944,934

Property held for sale	250,859	583,013

OTHER ASSETS:

Cash and cash equivalents	281,361	965,838
Investments held in Indemnification Trust (Note 7)	480,139	480,024
Security deposits escrow	59,449	59,425
Rents and other receivables	40,860	366,473
Deferred closing costs	9,875	16,067
Prepaid insurance	1,034	5,685
Deferred charges, net	268,981	314,825
Total other assets	1,141,699	2,791,350

Total assets	$3,337,492	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2022 and December 31, 2021

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$60,968	$27,207
Due to General Partner (Note 5)	848	4,533
Security deposits	52,320	59,340
Unearned rental income	103,440	73,891
Total liabilities	217,576	164,971

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	415,865	399,805
Cumulative cash distributions	(173,494)	(166,024)
Total general partners’ capital	242,371	233,781
Limited Partners (46,280.3 interests outstanding at September 30, 2022 and December 31, 2021)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	47,536,574	45,946,561
Cumulative cash distributions	(83,177,268)	(80,127,268)
Total limited partners’ capital	3,717,774	5,177,761
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	3,119,916	4,571,313

Total liabilities and partners’ capital	$3,337,492	$4,736,284

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2022 and 2021

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$351,179	$415,633	$999,354	$1,122,570
TOTAL OPERATING REVENUES	$351,179	$415,633	$999,354	$1,122,570
EXPENSES:
Partnership management fees (Note 5)	$68,079	$68,079	$204,237	$206,901
Insurance	1,550	1,520	4,651	4,561
General and administrative	41,300	12,353	103,206	54,897
Advisory Board fees and expenses	1,750	1,750	5,250	5,250
Professional services	39,495	26,441	191,389	148,862
Depreciation	0	5,449	0	28,198
Amortization	10,588	12,465	32,666	37,395
TOTAL OPERATING EXPENSES	$162,762	$128,057	$541,399	$486,064
OTHER INCOME
Other income	20	0	44,495	294
Other interest income	98	239	416	-
Gain on sale of property	-	-	1,103,208	-
TOTAL OTHER INCOME	118	239	1,148,119	294

NET INCOME	$188,535	$287,815	$1,606,074	$636,800
NET INCOME ALLOCATED- GENERAL PARTNER	1,885	2,878	16,060	6,368
NET INCOME ALLOCATED- LIMITED PARTNERS	186,650	284,937	1,590,014	630,432
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$4.03	$6.16	$34.36	$13.62

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,606,074	$636,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,666	65,593
Changes in operating assets and liabilities
Gain on sale of property	(1,103,208)	-
Decrease in rents and other receivables	325,613	532,604
Increase in long-term rent receivable	-	971
Increase in security deposit escrow	(24)	(24)
Decrease (Increase) in deferred closing costs	6,192	(36,064)
Decrease in prepaid insurance	4,651	4,561
Decrease in accounts payable and accrued expenses	33,760	82,484
Increase in unearned rental income	29,549	100,005
Payment of leasing commission	-	(222,633)
Security deposit refund	(7,020)	-
(Decrease) Increase in due to General Partner	(3,685)	433
Net cash from operating activities	924,568	1,164,730

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of Property, net	1,448,540	-
Interest applied to Indemnification Trust account	(115)	(219)
Net cash used in investing activities	1,448,425	(219)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(3,050,000)	(1,000,000)
Cash distributions to General Partner	(7,470)	(2,547)
Net cash used in financing activities	(3,057,470)	(1,002,547)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(684,477)	161,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	965,838	72,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281,361	$234,208

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (Unaudited)

For the Three and Nine Month Periods Ended September 30, 2022 and 2021

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Cash Distributions ($25.93 per limited partnership interest)	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,810	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181
Net Income	12,607	-	12,607	-	1,248,114	-	-	1,248,114	1,260,721
Cash Distributions ($4.32 per limited partnership interest)	-	(5,673)	(5,673)	-	-	(200,000)	-	(200,000)	(205,673)
BALANCE AT JUNE 30, 2022	$413,980	$(172,646)	$241,334	$39,358,468	$47,349,924	$(81,527,268)	$(840,229)	$4,340,895	$4,582,229
Net Income	1,885	-	1,885	-	186,650	-	-	186,650	188,535
Cash Distributions ($35.65 per limited partnership interest)	-	(848)	(848)	-	-	(1,650,000)	-	(1,650,000)	(1,650,848)
BALANCE AT SEPTEMBER 30, 2022	$415,865	$(173,494)	$242,371	$39,358,468	$47,536,574	$(83,177,268)	$(840,229)	$2,877,545	$3,119,916

BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,878	$4,202,986
Net Income	1,328	-	1,328	-	131,474	-	-	131,474	132,802
Cash Distributions ($12.96 per limited partnership interest)	-	(531)	(531)	-	-	(600,000)	-	(600,000)	(600,531)
BALANCE AT MARCH 31, 2021	$385,379	$(159,475)	$225,904	$39,358,468	$44,518,382	$(79,527,268)	$(840,229)	$3,509,352	$3,735,257
Net Income	2,162	-	2,162	-	214,021	-	-	214,021	216,183
Cash Distributions ($4.32 per limited partnership interest)	-	(865)	(865)	-	-	(200,000)	-	(200,000)	(200,865)
BALANCE AT JUNE 30, 2021	$387,541	$(160,340)	$227,201	$39,358,468	$44,732,403	$(79,727,268)	$(840,229)	$3,523,373	$3,750,575
Net Income	2,878	-	2,878	-	284,937	-	-	284,937	287,815
Cash Distributions ($4.32 per limited partnership interest)	-	(1,151)	(1,151)	-	-	(200,000)	-	(200,000)	(201,151)
BALANCE AT SEPTEMBER 30, 2021	$390,419	$(161,491)	$228,928	$39,358,468	$45,017,340	$(79,927,268)	$(840,229)	$3,608,310	$3,837,239

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2022, the Partnership owned 8 Properties, which are located in a total of three states.

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

As of September 30, 2022, the Partnership owned eight Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: seven separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

Sale of Walton Way Property

On April 22, 2022, the Partnership sold the property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale was approximately $1,103,000.

Property Held for Sale

The Walton Way property in Augusta, GA, was listed for sale on July 5, 2021 and was sold on April 22, 2022. The Martintown Rd property in North Augusta, SC was listed for sale on December 22, 2021.

The components of property held for sale in the balance sheets as of September 30, 2022 and December 31, 2021 are outlined below:

	September 30, 2022	December 31, 2021

Balance Sheet:
Land	$250,859	$583,013
Building	396,659	805,956
Accumulated Depreciation	(396,659)	(805,956)
Properties held for sale	$250,859	$583,013

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three- and nine-month periods ended September 30, 2022 and 2021 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$68,079	$204,237	$206,901
Overhead allowance	5,814	5,814	17,442	17,442
Leasing commissions	-	-	-	222,633
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	848	1,151	7,470	2,547
Amounts paid and/or accrued to the General Partner	$74,741	$75,044	$231,649	$452,023

At September 30, 2022 and December 31, 2021, $848 and $4,533, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three- and nine-month periods ended September 30, 2022 and 2021 are as follows:

	Three Month Period ended September 30, 2022	Three Month Period ended September 30, 2021	Nine Month Period ended September 30, 2022	Nine Month Period ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2022 and December 31, 2021 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2022, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $230,139 of earnings has been credited to the Trust as of September 30, 2022. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September 30, 2022 and for the year ended December 31, 2021, there were no such transfers.

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

Investment Properties

As of September 30, 2022, the Partnership owned eight Properties, seven of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: seven separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending September 30, 2022.

Results of Operations

Three-month period ended September 30, 2022 as compared to the three-month period ended September 30, 2021:

Net income from continuing operations for the three-month periods ended September 30, 2022 and 2021 was $188,535 and $287,815, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2022 and 2021 was $4.03 and $6.16, respectively.

Operating Rental Income: Rental income for the three-month periods ended September 30, 2022 and 2021 was $351,179 and $415,633, respectively. The rental income was comprised primarily of monthly lease obligations and includes recognition of annual percentage rents earned year-to-date. The decrease is primarily the result of lower monthly base rents and accrued percentage rents as a result of two property sales within the last 12 months.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2022 and 2021 were $41,300 and $12,353, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase is primarily the result of higher state income tax paid in 2022 for 2021 income related to the sale of the Brakes 4 Less property in late 2021.

Professional services: Professional services expenses for the three-month periods ended September 30, 2022 and 2021 were $39,495 and $26,441, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase is primarily related to an increase in investor relations hourly billing fees related to the new process of emailing 2021 K-1’s to the investors.

Nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021:

Net income from continuing operations for the nine-month periods ended September 30, 2022 and 2021 were $1,606,074 and $636,800, respectively. The increase is primarily the result of the sale of the Walton Way Wendy’s property in April 2022 slightly offset by a decrease in base monthly rents and accrued percentage rents as a result of two property sales within the last 12 months.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2021 periods to the 2022 periods.

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2022 and 2021 was $999,354 and $1,122,570, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date and adjustments for straight line rent. The decrease is primarily the result of lower monthly base rents and accrued percentage rents as a result of two property sales within the last 12 months.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2022 and 2021 were $103,206 and $54,897, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees, state income tax expenses and bad debt allowance. The increase is primarily the result of higher state income tax paid in 2022 for 2021 income related to the sale of the Brakes 4 Less property in late 2021.

Professional services: Professional services expenses for the nine-month periods ended September 30, 2022 and 2021 were $191,389 and $148,862, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase is primarily related to an increase in investor relations hourly billing fees related to the new process of emailing 2021 K-1’s to the investors.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2022 and 2021 were $924,568 and $1,164,730, respectively. The decrease is attributed to lower net income period over period (exclusive of the property sale) in addition to lower accrued percentage rents than in 2021.

Cash flows used in investing activities for the nine-month periods ended September 30, 2022 and 2021 were $1,448,425 and $219, respectively. The 2022 amount represents the proceeds from the sale of the Walton Way property offset partially by interest applied to the indemnification trust account. The 2021 amount is interest applied to the indemnification trust account.

For the nine-month period ended September 30, 2022, cash flows used in financing activities was $3,057,470 and consisted of aggregate limited partner distributions of $3,050,000, and general partner distributions of $7,470.

For the nine-month period ended September 30, 2021, cash flows used in financing activities was $1,002,547 and consisted of aggregate limited partner distributions of $1,000,000, and general partner distributions of $2,547.

Liquidity and Capital Resources

The Partnership’s cash balance was $281,361 at September 30, 2022. Cash of $175,000 is anticipated to be used to fund the 2022 third quarter aggregate distribution to limited partners on or about November 15, 2022.

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

As of September 30, 2022, the current eight Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2022 and the year ended December 31, 2021, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of September 30, 2022 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on or about November 15, 2022.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2022 and 2021, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2022 and 2021, (iv) Unaudited Condensed Statements of Partners’ Capital for the nine month periods ended September 30, 2022 and 2021, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 14, 2022

