Form 10-K
period 2022-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2023-03-27
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

As of March 1, 2023 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

Item 1. Business

Background

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2022, the Partnership had 1,041 limited partners owning an aggregate of 46,280.3 Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2022, the Partnership owned 8 Properties, located in a total of three states.

At December 31, 2022, seven of the eight Properties were (and continue to be) leased to Wendy’s franchisees, with three of the Properties being leased to Wendgusta, LLC (“Wendgusta”), two of the Properties being leased to JAI Hospitality RG, LLC (“JAI Hospitality) and two of the Properties being leased to JAI Augusta, LLC (“JAI Augusta). Operating base rents from these seven leases during the year ended December 31, 2022 comprised approximately 90% of the total 2022 operating base rents. During the year ended December 31, 2022, additional percentage rents were also generated from these seven Wendy’s Properties and totaled $342,359. Additionally, those seven Properties exceeded 80% of the Partnership’s total Properties, both by historical asset value and number. Six of the Properties that are currently leased to Wendy’s franchisees feature lease expiration dates of December 31, 2040. The other Property that is currently leased to a Wendy’s franchisee feature a lease expiration date of November 6, 2026.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2022.

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

During the 2021 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually. In addition, the Limited Partners approved a resolution granting the General Partner the authority to, at any time prior to November 30, 2023, sell all or substantially all of the Partnership’s assets and then liquidate and dissolve the Partnership without further approval from the Limited Partners.

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

Effective January 1, 2023, the PMA was renewed by the General Partner for a two-year period ending December 31, 2024. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All eight Properties are leased to franchisees of national, regional and local fast food, family style and casual/theme restaurants.

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (six percent to seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 1, 2023:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (3) 1721 Sam Rittenberg Blvd Charleston, SC	JAI Hospitality RG, LLC	$596,781	$166,848	12-31-2040	None
12/22/88	Wendy’s (4) 3013 Peach Orchard Rd Augusta, GA	JAI Augusta, LLC	649,594	188,000	12-31-2040	None
02/21/89	Wendy’s (4) 1901 Whiskey Rd Aiken, SC	Wendgusta, LLC	776,344	210,632	12-31-2040	None

02/21/89	Wendy’s (5) 343 Folly Rd Charleston, SC	JAI Augusta, LLC	528,125	136,000	12-31-2040	None
02/21/89	Wendy’s (3) 361 Hwy 17 Bypass Mount Pleasant, SC	JAI Hospitality RG, LLC	580,938	146,520	12-31-2040	None
03/14/89	Wendy’s (4) 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	167,500	12-31-2040	None
12/29/89	Wendy’s (4) 517 E Martintown Rd N Augusta, SC	Wendgusta, LLC	660,156	87,780	11-6-2026	None
05/31/90	Applebee’s 2770 Brice Rd Columbus, OH	RMH Franchise Corporation	1,434,434	138,000	08-31-2027	(2)
			$5,860,122	$1,241,280

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.
(2)	The tenant has the option to extend the lease one additional period of five years.
(3)	Two of the eight Properties owned as of December 31, 2022 were leased to JAI Hospitality. Since more than 80% of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, JAI Hospitality provided it with a copy of its internal financial statements for the fiscal years ended January 2, 2022 and January 1, 2023. Those internal financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(4)	Three of the eight Properties owned as of December 31, 2022 were leased to Wendgusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, Wendgusta provided it with a copy of its reviewed financial statements for the fiscal years ended December 27, 2021 and December 25, 2022. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.0.
(5)	Two of the eight Properties owned by the Partnership as of December 31, 2022 were leased to JAI Augusta. Since more than 80% of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, JAI Augusta provided it with a copy of its reviewed financial statements for the fiscal years ended January 2, 2022 and January 1, 2023. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments during 2022, by Property, for Properties with such developments.

Wendy’s – Peach Orchard Road, Augusta, GA Property

On October 30, 2022, the tenant Wendgusta, LLC closed on an asset purchase agreement with JAI Augusta, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Augusta under the same terms and conditions of the lease amendment effected January 1, 2021.

Wendy’s – Highway 17 Bypass, Mt. Pleasant, SC

On December 14, 2021, the tenant Wendcharles I closed on an asset purchase agreement with JAI Hospitality RG, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Hospitality under the same terms and conditions of the lease amendment effected January 1, 2021.

Wendy’s – Folly Road, Charleston, SC

On December 19, 2022, the tenant Wendcharles I, LLC closed on an asset purchase agreement with JAI Augusta, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Augusta under the same terms and conditions of the lease amendment effected January 1, 2021.

Wendy’s – Sam Rittenberg, Charleston, SC

On December 14, 2021, the tenant Wendcharles II closed on an asset purchase agreement with JAI Hospitality RG, LLC to sell substantially all the assets of the tenant and pursuant thereto, the lease was also assigned to JAI Hospitality under the same terms and conditions of the lease amendment effected January 1, 2021.

Wendy’s – Walton Way, Augusta, GA

On April 22, 2022, the Partnership sold the property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale was approximately $1,103,000.

Wendy’s – Martintown Rd, N.Augusta, SC

On December 22, 2021 the Martintown Rd property was listed for sale.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop.

(b)	As of March 1, 2023, there were 1,032 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner at times that the General Partner deems appropriate, but no less often than semi-annually, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. The Partnership anticipates continuing to make distributions to limited partners and the General Partner in future periods in accordance with the terms of the Partnership Agreement.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

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

Investment Properties

As of December 31, 2022, the Partnership owned eight Properties, all of which feature tenants that are franchisees of casual restaurants. The following are operated at the aforementioned eight Properties: seven Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2022 or 2021.

Further Information

A summary of significant developments as of December 31, 2022, by Property, for Properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2022 and 2021 was $2,069,792 and $1,575,407, respectively. Net income per Limited Partner Interest for the fiscal years ended December 31, 2022 and 2021 was $44.28 and $33.70, respectively.

Results of Operations

Net income for the fiscal years ended December 31, 2022 and 2021 was $2,069,792 and $1,575,407, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on Partnership revenues and investment property value.

Fiscal year ended December 31, 2022 as compared to fiscal year ended December 31, 2021:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2022 and 2021 was $1.611 and $1.753 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The decrease in 2022 compared to 2021 was due to the lower base rental income and percentage rent due to property sales in each of 2021 and 2022.

Management expects total base operating rental income to be approximately $1,241,280 for the 2023 fiscal year based on operating leases currently in place and does not include rents from properties held for sale. Future operating rental income has the potential to either decrease or increase. Future operating rental income may decrease with a tenant default and/or we may reclassify certain additional properties as properties held for sale. Future operating rental income may also increase with additional rents due from tenants, if those tenants experience increased sales levels, which require the payment of additional rent to the Partnership. Operating percentage rents included in operating rental income in the fiscal years ended December 31, 2022 and 2021 were $342,359 and $388,701, respectively. However, the 2021 additional rent earned was reduced by a capital improvements rent credit to the tenant of the Folly Road Property, so, the actual revenue earned from 2021 was $366,473, net of the $22,229 rent credit. Management expects percentage rents for the fiscal year ending December 31, 2023 to be about the same as those received in 2022 because the same strong sales performance from 2022 is expected again in 2023.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2022 and 2021 were $272,316 and $274,980, respectively. The General Partner receives a fee for managing the Partnership. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2022 and 2021 were $120,470 and $66,038, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. Total operating general and administrative expenses for the fiscal year ended December 31, 2022 were higher than in the fiscal year ended December 31, 2021, primarily due to about $50,000 in higher state income tax expense paid on behalf of the limited partners related to 2021 income. Management expects the total operating general and administrative expenses for the fiscal year ending December 31, 2023 to be higher than for the fiscal year ended December 31, 2021 due to an expected increase in state income taxes due for 2022 income as a result of the sale of the Walton Way property, and 2023 increased quarterly estimated state income tax payments.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2022 and 2021 were $240,302 and $197,792, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The General Partner anticipates that total professional services expenses for the fiscal year ending December 31, 2023 will be about $90,000 lower than incurred for the fiscal year ended December 31, 2022. The costs in 2023 are expected to decrease due to switching investor relations firms and the related decrease in contract costs for the new investor relations services firm.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2022 and 2021 were $993,976 and $1,512,480, respectively. Cash flows from operating activities was lower in 2022 primarily due to the increase in net income year over year offset by the gain on the sale of the Walton Way property and the decrease in percentage rent receivable year over year.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows provided from investing activities for the fiscal years ended December 31, 2022 and 2021 were $1,448,425 and $584,379, respectively. The 2022 amount is largely comprised of proceeds from the sale of the Walton Way property. The 2021 amount is comprised of proceeds from the sale of the Martinez, GA property, offset by a leasing commission paid to the General Partner related to the six Wendy’s leases that were extended thru December 31, 2040 as of January 1, 2021.

For the fiscal year ended December 31, 2022, cash flows used in financing activities were $3,237,003 and consisted of aggregate limited partner distributions of $3,225,000 and General Partner distributions of $12,003. For the fiscal year ended December 31, 2021, cash flows used in financing activities were $1,203,265 and consisted of aggregate limited partner distributions of $1,200,000 and General Partner distributions of $3,265. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement. Management anticipates that aggregate limited partner distributions will be approximately $1,000,000 during 2023.

Liquidity and Capital Resources

The Partnership’s cash balance was $171,236 at December 31, 2022. Cash of approximately $38,709 is anticipated to be used in 2023 for the payment of quarter-end accrued liabilities which are included in the balance sheet.

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

As of December 31, 2022 and 2021, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the years ended December 31, 2022 and 2021, which we believe is a good indication of overall tenant quality and stability.

Seven of the eight Properties are operated as Wendy’s fast food restaurants and are franchises of the international Wendy’s Company. Operating base rents from these seven leases comprised approximately 89% of the total 2022 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2022, additional percentage rents totaled $342,359, $319,565 of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2022, the Partnership generated approximately 90% of its total operating revenues from those seven Properties.

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

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 21% of operating rental income for the fiscal years ended December 31, 2022 and 2021. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2022 and 2021, and the related statements of income, partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 2019

Minneapolis, Minnesota
March 24, 2023

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31, 2022	December 31, 2021

INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$1,944,934
Buildings	2,843,881	2,843,881
Accumulated depreciation	(2,843,881)	(2,843,881)

Net investment properties	1,944,934	1,944,934

Properties held for sale	250,859	583,013

OTHER ASSETS:

Cash and cash equivalents	171,236	965,838
Investments held in Indemnification Trust (Note 8)	480,139	480,024
Security deposits escrow	59,464	59,425
Rents and other receivables	342,359	366,473
Prepaid state income tax	28,376	-
Deferred closing costs	12,413	16,067
Prepaid insurance	2,515	5,685
Deferred charges, net	258,394	314,825
Total other assets	1,354,896	2,208,337

Total assets	$3,550,689	$4,736,284

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2022	December 31, 2021
LIABILITIES:
Accounts payable and accrued expenses	$36,619	$27,207
Due to General Partner (Note 5)	2,090	4,533
Deferred rent	-	-
Unearned rental income	53,114	73,891
Security deposits	52,320	59,340

Total liabilities	144,143	164,971

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	420,502	399,805
Cumulative cash distributions	(175,584)	(166,024)
Total general partners’ capital	244,918	233,781
Limited Partners (46,280.3 interests outstanding at December 31, 2022 and 2021)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	47,995,656	45,946,561
Cumulative cash distributions	(83,352,268)	(80,127,268)
Total limited partners’ capital	4,001,856	5,177,761
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	3,406,545	4,571,313

Total liabilities and partners’ capital	$3,550,689	$4,736,284

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2022 and 2021

	2022	2021

OPERATING REVENUES:
Rental income	$1,611,173	$1,752,970
TOTAL OPERATING REVENUES	1,611,173	1,752,970
EXPENSES:
Partnership management fees (Note 5)	272,316	274,980
Insurance	6,188	5,585
General and administrative	120,470	66,038
Advisory Board fees and expenses	7,000	7,000
Professional services	240,302	197,792
Depreciation	-	31,831
Amortization	43,254	79,021
TOTAL OPERATING EXPENSES	689,530	662,247
OTHER INCOME
Other interest income	446	365
Other income	44,495	-
Gain on sale of Property	1,103,208	484,319
TOTAL OTHER INCOME	1,148,149	484,684
INCOME FROM CONTINUING OPERATIONS	2,069,792	1,575,407

NET INCOME	2,069,792	1,575,407
NET INCOME- GENERAL PARTNER	20,697	15,754
NET INCOME- LIMITED PARTNERS	$2,049,095	$1,559,653

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST (BASIC AND DILUTED)	$44.28	$33.70

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2022 and 2021

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net	Cash		Offering	Net	Cash			Partners’
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
2021 Net Income	20,697	-	20,697	-	2,049,095	-	-	2,049,095	2,069,792
Distributions declared	-	(9,560)	(9,560)	-	-	(3,225,000)	-	(3,225,000)	(3,234,560)
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545

BALANCE AT DECEMBER 31, 2020	$384,051	$(158,944)	$225,107	$39,358,468	$44,386,908	$(78,927,268)	$(840,229)	$3,977,879	$4,202,986
2021 Net Income	15,754	-	15,754	-	1,559,653	-	-	1,559,653	1,575,407
Distributions declared	-	(7,080)	(7,080)	-	-	(1,200,000)	-	(1,200,000)	(1,207,080)
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,069,792	$1,575,407
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,254	110,851
Gain on sale of Property	(1,103,208)	(484,319)
Changes in operating assets and liabilities:
Decrease in rents and other receivables	24,114	242,205
(Increase) decrease in security deposit escrow	(39)	4,968
Decrease (increase) in prepaid insurance	3,170	(617)
Increase (decrease) in accounts payable and accrued expenses	9,412	11,160
Decrease in deferred award escrow	-	1
Prepaid state income tax	(28,376)	-
Prepaid rent	(20,777)	73,891
Deferred closing costs	3,654	(16,067)
Security deposit refund	(7,020)	(5,000)
Net cash provided from operating activities	$993,976	$1,512,480

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(115)	(219)
Proceeds from sale of Property, net	1,448,540	807,231
Payment of leasing commission	-	(222,633)
Net cash provided from investing activities	$1,448,425	$584,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(3,225,000)	$(1,200,000)
Cash distributions to General Partner	(12,003)	(3,265)
Net cash used in financing activities	$(3,237,003)	$(1,203,265)

NET INCREASE (DECREASE) IN CASH	(794,602)	893,594
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	965,838	72,244
CASH AND CASH EQUIVALENTS AT END OF YEAR	$171,236	$965,838
Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$2,090	$4,533

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of December 31, 2022, the Partnership owned eight Properties, which are located in a total of three states.

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

DECEMBER 31, 2022 AND 2021

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2022, seven of the Partnership’s eight Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), JAI Augusta, LLC (“JAI Augusta”) and JAI Hospitality RG, LLC (“JAI Hospitality”), all three of whom are Wendy’s restaurant franchisees. The property lease (s) for these three tenants comprised approximately 90% of the Partnership’s total 2022 operating base rents reflected for the year ended December 31, 2022.

Rent and Other Receivables

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2022 and 2021 there were no values for allowance for doubtful accounts based on an analysis of specific accounts and historical experience.

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

As of December 31, 2022, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2023	$1,241,280
2024	1,241,280
2025	1,241,280
2026	1,228,113
2027	1,107,500
Thereafter	13,201,500
$19,260,953

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Income Taxes

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2022, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2022 financial statements by approximately $6,647,606.

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2022	2021
	(Unaudited)	(Unaudited)
Net income, per statements of income	$2,069,792	$1,575,407
Book to tax depreciation difference	-	(16,913)
Tax over (under) book gain from asset disposition	16,493	13,217
Book to tax amortization difference	49	11
Prepaid rent	(20,777)	55,602
Penalties	-	80
Net income for tax reporting purposes	$2,065,557	$1,627,404

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2019.

Ohio – Commercial Activities Tax CAT

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

The Partnership has gross receipts in excess of $150,000 for the period ended December 31, 2022 so, the CAT tax of $150 is applicable to the Partnership for the period indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2022 and 2021, accumulated amortization amounted to $82,703 and $143,145, respectively. Fully amortized commissions of $102,357 were removed from the balance sheet at the end of 2022.

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

Property held for sale

The Brakes 4 Less property in Martinez, GA, was listed for sale on July 5, 2022. A signed offer of $890,000 was accepted on September 27, 2021. The sale closed on October 29, 2021 and the Partnership recognized a gain of $484,319.

The Walton Way Property was listed for sale on July 1, 2021 and sold on April 22, 2022 for $1,600,000. The gain on the sale was approximately $1,103,000.

The Martintown Road Property was listed for sale on December 22, 2021 and remains for sale as of December 31, 2022.

The components of property held for sale in the balance sheets as of December 31, 2022 and 2021 are outlined below:

	December 31, 2022	December 31, 2021

Balance Sheet:
Land	$250,859	$583,013
Building	409,297	805,956
Accumulated Depreciation	(409,297)	(805,956)
Properties held for sale	$250,859	$583,013

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2022 and 2021.

Fair Value Measurements

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

None that would have a significant impact on the Partnership.

3. INVESTMENT PROPERTIES:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As of December 31, 2022, the Partnership owned eight Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned eight Properties: seven separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2023, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments. Therefore, as of March 1, 2021, the minimum annual Base Fee paid by the Partnership was decreased to $272,316 and the maximum annual Expenses reimbursement remained at $23,256.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2022 and 2021, are as follows:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2022	December 31, 2021

General Partner
Management fees	$272,316	$274,980
Overhead allowance	23,256	23,256
Leasing commissions	-	222,633
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	9,560	7,080
	$307,632	$530,449

At December 31, 2022 and 2021, $2,090 and $4,533, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2022, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Advisory Board Fees paid	$3,500	$3,500
	$3,500	$3,500

At December 31, 2022 and 2021, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2022, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As per the Partnership Agreement, it has been the consistent practice of the Partnership to compensate the General Partner (“G.P.”) for leasing and property sales commissions. To the extent a particular property is sold, any unamortized leasing commissions earned previously by the G.P. for a property is applied as a reduction to the sales commission due the G.P.

During 2021, six (6) Wendy’s leases were extended twenty (20) years through 2040 with significant increases in fixed rents. Such extended terms and future rentals are subject to market leasing commissions for the G.P. not to exceed 3%, subject to the G.P.’s discretion.

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $230,139 of earnings has been credited to the Trust as of December 31, 2022. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Except for the U.S. Treasury securities held by the PMA Indemnification Trust which are Level 1 securities, the Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2022 and 2021.

10. SUBSEQUENT EVENTS

On February 15, 2023, the Partnership made a distribution to the limited partners of $475,000 in the aggregate, which amounted to $10.26 per Interest.

On March 17, 2023, the Partnership signed a sale agreement to sell the Martintown Road property for $1,350,000. The sale is expected to close on or about March 31, 2023.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14.

Item 9A. Control and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including the persons performing the functions of principal executive officer and principal financial officer of the Partnership, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934 (the “Exchange Act”)), and, based upon that evaluation, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. The General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the General Partner determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Bruce A. Provo, Age –72 - President, Founder and Director, TPG.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16I (e) during the fiscal year ended December 31, 2022, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended December 31, 2022, and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2022, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2023. Based on information known to the Partnership or filed by limited partners with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	7,519.94	16.25%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	4,160.03	8.99%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

Limited Partnership Interest	Barry Zemel	2,882.20	6.23%
	1819 E. Morten Ave. Suite 180

(1) Based on 46,280.3 Interests outstanding as of March 1, 2023.

(b) As of March 1, 2023, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2024. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2022 and 2021:

	Incurred for the	Incurred for the
	Year ended	Year ended
	December 31, 2022	December 31, 2021
General Partner
Management fees	$272,316	$274,980
Overhead allowance	23,256	23,256
Leasing commissions	-	222,633
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	9,560	7,080
	$307,632	$530,449

Item 14. Principal Accountant Firm Fees and Services

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2022 and 2021, for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $48,573 and $41,336, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2022 and 2021, Boulay PLLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Aggregate billings for the fiscal year ended December 31, 2022 and 2021, for tax preparation services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $32,028 and $35,020, respectively.

All Other Fees

For the fiscal years ended December 31, 2022 and 2021, Boulay PLLP did not perform any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2022 and 2021

Statements of Income for the Years Ended December 31, 2022 and 2021

Statements of Partners’ Capital for the Years Ended December 31, 2022 and 2021

Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2022

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2021, filed as Exhibit 4.7 to the Partnership Quarterly Report on Form 10-Q filed November 13, 2021, Commission File 0-17686, and incorporated herein by reference.

3.8	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

4.1	Description of Securities

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.1	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.2	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated April 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.3	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 1901 Whiskey Road, Aiken, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated April 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.4	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 361 Highway 17 Bypass, Mt. Pleasant, South Carolina, filed as exhibit 10.1 to the Current Report on Form 8-K dated July 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.5	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 343 Folly Road, Charleston, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated July 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.6	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant,1721 Sam Rittenberg, Charleston, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated July 28, 2021, Commission File 0-17686, and incorporated herein by reference.

16.1	Letter from RBSM, LLP to the U.S. Securities and Exchange Commission dated June 18, 2019, filed as exhibit 16.1 to the Current Report on Form 8-K dated June 13, 2019, Commission File 0-017686, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Reviewed Financial Statements of Wendgusta, LLC for the fiscal years ended December 25, 2022 and December 26, 2021 prepared by Vrona & Van Schuyler, CPAs, PLLC.

99.1	Internal Financial Statements of JAI Hospitality RG, LLC for the fiscal years ended January 1, 2023 and January 2, 2022.

99.2	Internal Financial Statements of JAI Augusta, LLC for the fiscal year ended January 1, 2023.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Statements of Income for the years ended December 31, 2022 and 2021, (iii) Statement of Cash Flows for the years ended December 31, 2022 and 2021, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

		Initial Cost to Partnership		Costs Capitalized Subsequent	Gross Amount at which Carried at End of Year			Depreciation in Life on which			latest statement of operations is
			Building and	to		Building and		Accumulated	Date of	Date	computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Augusta, GA (1)	$-	$215,416	$434,176	$-	$213,226	$434,176	$647,402	$434,176	-	12/22/1988	31.5
Charleston, SC	-	273,619	323,162	-	273,619	323,162	596,781	323,162	-	12/22/1988	31.5
Aiken, SC	-	402,549	373,795	-	402,549	373,795	776,344	373,795	-	2/21/1989	31.5

Mt. Pleasant, SC (2)	-	286,060	294,878	-	252,069	294,878	546,947	294,878	-	2/21/1989	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	254,500	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	455,229	-	3/14/1989	31.5
North Augusta, SC (3)	-	250,859	409,297	-	250,859	409,297	660,156	409,297	-	12/29/1989	31.5
Columbus, OH	-	351,325	708,141	-	351,325	708,141	1,059,466	708,141	-	6/1/1990	31.5
	$-	$2,231,974	$3,253,178	$-	$2,195,793	$3,253,178	$5,448,971	$3,253,178

(1)	In the Fourth Quarter of 2001, a portion of the land was purchased from the Partnership by the County Commission for utility and maintenance easement.

(2)	In the Third Quarter of 2013, a portion of the land was sold to the City of Charleston for right of way purposes.

(3)	In the Fourth Quarter of 2021, the Martintown Rd, North Augusta, SC property was classified as held for sale.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment	December 31,	December 31,	Accumulated	December 31,	December 31,
Properties	2022	2021	Depreciation	2022	2021
Balance at beginning of year	$4,788,815	$6,811,534	Balance at beginning of year	$2,843,881	$3,985,582
			Additions charged to costs and expenses	-	31,831
Deletions:			Deletions:
Sale of Martinez, GA property in 2021		(633,750)	Sale of Martinez, GA property in 2021		(367,576)
Sale of Walton Way property in 2022		(728,813)	Sale of Walton Way property in 2022		(396,659)
Martintown Rd - Held for sale		(660,156)	Martintown Rd - Held for sale		(409,297)
Balance at end of year	$4,788,815	$4,788,815	Balance at end of year	$2,843,881	$2,843,881

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

Dated: March 24, 2023

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

Date: March 24, 2023

