Form 10-Q
period 2023-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2023-05-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$1,944,934	$1,944,934
Buildings	2,843,881	2,843,881
Accumulated depreciation	(2,843,881)	(2,843,881)

Net investment properties	1,944,934	1,944,934

Property held for sale	-	250,859

OTHER ASSETS:

Cash and cash equivalents	1,529,053	171,236
Investments held in Indemnification Trust (Note 7)	487,947	480,139
Security deposits escrow	59,479	59,464
Rents and other receivables	179	342,359
Prepaid state income tax	28,376	28,376
Deferred closing costs	-	12,413
Prepaid insurance	1,760	2,515
Deferred charges, net	238,318	258,394
Total other assets	2,345,112	1,354,896

Total assets	$4,290,046	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$85,571	$36,619
Due to General Partner (Note 5)	7,201	2,090
Security deposits	45,955	52,320
Unearned rental income	84,625	53,114
Total liabilities	223,352	144,143

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	431,906	420,502
Cumulative cash distributions	(180,695)	(175,584)
Total general partners’ capital	251,211	244,918
Limited Partners (46,280.3 interests outstanding at March 31, 2023 and December 31, 2022)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	49,124,513	47,995,656
Cumulative cash distributions	(83,827,269)	(83,352,268)
Total limited partners’ capital	4,655,712	4,001,856
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	4,066,694	3,406,545

Total liabilities and partners’ capital	$4,290,046	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2023 and 2022

	March 31,	March 31,
	2023	2022
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$310,320	$333,016
TOTAL OPERATING REVENUES	$310,320	$333,016
EXPENSES:
Partnership management fees (Note 5)	$68,079	$68,079
Insurance	755	1,550
General and administrative	56,072	47,556
Advisory Board fees and expenses	1,750	1,750
Professional services	67,863	90,595
Depreciation	-	-
Amortization	20,076	11,314
TOTAL OPERATING EXPENSES	$214,595	$220,844
OTHER INCOME
Other income	-	44,475
Gain on sale of property	1,036,706	-
Other interest income	$7,830	$170
TOTAL OTHER INCOME	$1,044,536	$44,645

NET INCOME	$1,140,261	$156,817
NET INCOME ALLOCATED - GENERAL PARTNER	11,404	1,568
NET INCOME ALLOCATED - LIMITED PARTNERS	$1,128,857	$155,249

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$24.39	$3.35

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2023 and 2022

	Three Months Ended
	March 31, 2023	March 31, 2022
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,140,261	$156,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,076	11,314
Gain on sale of property	(1,036,706)	-
Changes in operating assets and liabilities
Decrease in rents and other receivables	342,180	366,473
Increase in security deposit escrow	(15)	(7)
Decrease in prepaid insurance	755	1,550
Increase in accounts payable and accrued expenses	48,951	63,447
Decrease in security deposits held	(6,365)	-
Decrease (Increase) in deferred closing costs	12,413	(24,121)
Unearned rental income	31,511	26,114
Increase (Decrease) in due to General Partner	-	949
Net cash from operating activities	553,061	602,536

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(7,808)	(115)
Proceeds from sale of property	1,287,565	-
Net cash provided by (used in) investing activities	1,279,757	(115)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(475,001)	(1,200,000)
Cash distributions to General Partner	-	(949)
Net cash used in financing activities	(475,001)	(1,200,949)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,357,817	(598,528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,236	965,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,529,053	$367,310

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$7,201	$949

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (unaudited)

For the Three Month Periods Ended March 31, 2023 and 2022

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
Net Income	11,404	-	11,404	-	1,128,857	-	-	1,128,857	1,140,261
Distributions declared	-	(5,111)	(5,111)	-	-	(475,001)	-	(475,001)	(480,112)
BALANCE AT MARCH 31, 2023	$431,906	$(180,695)	$251,211	$39,358,468	$49,124,513	$(83,827,269)	$(840,229)	$3,815,483	$4,066,694

BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Distributions declared	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,810	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are fast food, family style, and casual/theme restaurants. As of March 31, 2023, the Partnership owned seven Properties, which are located in a total of three states.

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

As of March 31, 2023, the Partnership owned seven Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned seven Properties: six separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

Wendy’s – Martintown Road, N.Augusta, SC

On March 31, 2023 the Martintown Road Property was sold for $1,350,000. The Partnership received proceeds from the sale of approximately $1.28 million and the gain on the sale was about $1 million.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Property Held for Sale

The Martintown Road Property was held for sale as of December 31, 2022.

The components of property held for sale in the balance sheets as of March 31, 2023 and December 31, 2022 are outlined below:

	March 31, 2023	December 31, 2022

Balance Sheet:
Land	$-	$250,859
Building	-	409,297
Accumulated Depreciation	-	(409,297)
Properties held for sale	$-	$250,859

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2023, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum Base Fee is $272,316 annually. The maximum annual Expenses reimbursement remains at $23,256 and any potential future CPI adjustments have been suspended.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2023 and 2022 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$68,079
Overhead allowance	5,814	5,814
Leasing commissions	-	-
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	5,111	949
	$81,504	$77,342

At March 31, 2023 and December 31, 2022, $7,201 and $2,090, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2023 and 2022 are as follows:

	Incurred for the Three Month Period ended March 31, 2023	Incurred for the Three Month Period ended March 31, 2022
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875

At March 31, 2023 and December 31, 2022 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement TPG, as General Partner, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”, and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2023, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $237,947 of earnings has been credited to the Trust as of March 31, 2023. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2023 and the year ended December 31, 2022, there were no such transfers.

9. SUBSEQUENT EVENTS:

Applebee’s listed for sale

On April 11, 2023 the Partnership signed a listing agreement to offer the Applebee’s Property for a sale price of $2.3 million.

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

Investment Properties

As of March 31, 2023, the Partnership owned seven Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: six separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2023.

Net Income

Net income for the three month periods ended March 31, 2023 and 2022 were $1,140,261 and $156,817, respectively. Net income per limited partnership interest for the three month periods ended March 31, 2023 and 2022 were $24.39 and $3.35, respectively.

This increase is primarily the net effect of the sale of the Martintown Road Property on March 31, 2023 and lower Q1 2023 income from fewer rental Properties owned and slightly higher state income tax expense due to recent Property sales.

Results of Operations

Net income for the three month periods ended March 31, 2023 and 2022 was $1,140,261 and $156,817, respectively.

Rental Income: Rental income for the three month periods ended March 31, 2023 and 2022 was $310,320 and $333,016, respectively. The rental income was comprised primarily of monthly lease obligations. The decrease in rental income for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 is due to the loss in rents associated with the Walton Way Property that was sold in April 2022.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2023 and 2022 were $56,072 and $47,556, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, website fees, bank fees and state income tax expense. The increase for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 is due primarily to the increased state income taxes due for the 2022 tax year as well as the accrual for the state income taxes that will be due in 2023 related to the sale of the Martintown Road Wendy’s Property.

Professional Services: Professional services expenses for the three month periods ended March 31, 2023 and 2022 were $67,863 and $90,595, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 is due primarily to a decrease in investor relations fees due to the new contract that was signed effective January 1, 2023 with Computershare.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2023 and 2022 were $553,061 and $602,536, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to the decrease in net income (excluding the property sale) due to lower revenues and higher state income tax expense, and lower annual percentage rents earned and collected for 2022 related to the Wendy’s lease amendments which increased the percentage rent breakpoint for all six leases.

Cash flows provided by and (used in) investing activities for the three month periods ended March 31, 2023 and 2022 were $1,292,933 and $(115). $1.3 million was received from the sale of the Martintown Road Property in March 2023. The remaining amounts relate to reinvested interest income from the indemnification trust account.

For the three month period ended March 31, 2023 and 2022 cash flows used in financing activities were $475,001 and $1,200,949, respectively, and consisted of aggregate general and limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $1,529,053 at March 31, 2023. Cash of approximately $1,250,000 is anticipated to be used for the payment of the first quarter distribution on or about May 15, 2023. The remainder represents amounts deemed necessary to allow the Partnership to operate normally.

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

As of March 31, 2023, the current seven Properties were 100% leased. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2023 and the fiscal year ended December 31, 2022, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2023.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2023 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

	31.1	SOX 302 Certification

	31.2	SOX 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	99.1	Correspondence to the Limited Partners, scheduled to be mailed on or about May 15, 2023, regarding the first quarter of 2023 distribution

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2023 and 2022, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2023 and 2022, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 12, 2023

