Form 10-Q
period 2023-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2023-08-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2023 and December 31, 2022

ASSETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$1,593,609	$1,944,934
Buildings	2,135,742	2,843,881
Accumulated depreciation	(2,135,742)	(2,843,881)

Net investment properties	1,593,609	1,944,934

Property held for sale	351,325	250,859

OTHER ASSETS:

Cash and cash equivalents	374,872	171,236
Investments held in Indemnification Trust (Note 7)	487,947	480,139
Security deposits escrow	45,965	59,464
Rents and other receivables	-	342,359
Prepaid state income tax	28,376	28,376
Deferred closing costs	71,207	12,413
Prepaid insurance	949	2,515
Deferred charges, net	228,389	258,394
Total other assets	1,237,705	1,354,896

Total assets	$3,182,639	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2023 and December 31, 2022

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$71,586	$36,619
Due to General Partner (Note 5)	725	2,090
Security deposits	45,955	52,320
Unearned rental income	84,625	53,114
Total liabilities	202,891	144,143

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	433,544	420,502
Cumulative cash distributions	(181,432)	(175,584)
Total general partners’ capital	252,112	244,918
Limited Partners (46,280.3 interests outstanding at June 30, 2023 and December 31, 2022)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	49,286,666	47,995,656
Cumulative cash distributions	(85,077,269)	(83,352,268)
Total limited partners’ capital	3,567,865	4,001,856
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	2,979,748	3,406,545

Total liabilities and partners’ capital	$3,182,639	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2023 and 2022

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$288,376	$315,159	$598,696	$648,175
TOTAL OPERATING REVENUES	288,376	315,159	598,696	648,175
EXPENSES:
Partnership management fees (Note 5)	68,079	68,079	136,158	136,158
Insurance	712	1,550	1,467	3,101
General and administrative	19,414	14,351	75,488	61,906
Advisory Board fees and expenses	1,750	1,750	3,500	3,500
Professional services	24,870	61,299	92,732	151,894
Depreciation	-	-	-	-
Amortization	9,929	10,765	30,005	22,079
TOTAL OPERATING EXPENSES	124,754	157,794	$339,350	$378,638
OTHER INCOME
Other income	-	-	-	44,475
Other interest income	169	148	7,999	318
Gain on sale of property	-	1,103,208	1,036,706	1,103,208
TOTAL OTHER INCOME	169	1,103,356	1,044,705	1,148,001

NET INCOME	$163,791	$1,260,721	$1,304,051	$1,417,538
NET INCOME ALLOCATED - GENERAL PARTNER	$1,638	$12,607	$13,041	$14,175
NET INCOME ALLOCATED - LIMITED PARTNERS	$162,153	$1,248,114	$1,291,010	$1,403,363

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$3.50	$26.97	$27.90	$30.37

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2023 and 2022

	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,304,051	$1,417,538
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,005	22,079
Changes in operating assets and liabilities
Gain on sale of property	(1,036,706)	(1,103,208)
Decrease in rents and other receivables	342,359	366,473
Decrease (increase) in security deposit escrow	13,499	(15)
Decrease in prepaid insurance	1,566	3,101
Increase in accounts payable and accrued expenses	34,967	29,122
Security deposit refund	(6,365)	-
(Increase) decrease in deferred closing costs	(58,794)	6,417
Increase in unearned rental income	31,511	18,049
(Decrease) increase in due to General Partner	(2,102)	2,089
Net cash from operating activities	653,991	761,645

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Proceeds from sale of Property, net	1,287,565	1,448,540
Interest applied to Indemnification Trust account	(7,808)	(115)
Net cash provided from investing activities	1,279,757	1,448,425

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,725,001)	(1,400,000)
Cash distributions to General Partner	(5,111)	(6,622)
Net cash used in financing activities	(1,730,112)	(1,406,622)

NET INCREASE IN CASH AND CASH EQUIVALENTS	203,636	803,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,236	965,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,872	$1,769,286

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$737	$5,673

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Six Month Periods Ended June 30, 2023 and 2022

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Cumulative Net Income	Cash Distribution	Reallocation	Total	Partners’ Capital
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
Net Income	11,404	-	11,404	-	1,128,857	-	-	1,128,857	1,140,261
Distributions declared	-	(5,111)	(5,111)	-	-	(475,001)	-	(475,001)	(480,112)
BALANCE AT MARCH 31, 2023	$431,906	$(180,695)	$251,211	$39,358,468	$49,124,513	$(83,827,269)	$(840,229)	$3,815,483	$4,066,694
Net Income	1,638	-	1,638	-	162,153	-	-	162,153	163,791
Distributions declared	-	(737)	(737)	-	-	(1,250,000)	-	(1,250,000)	(1,250,737)
BALANCE AT JUNE 30, 2023	$433,544	$(181,432)	$252,112	$39,358,468	$49,286,666	$(85,077,269)	$(840,229)	$2,727,636	$2,979,748

BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Distributions declared	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,810	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181
Net Income	12,607	-	12,607	-	1,248,114	-	-	1,248,114	1,260,721
Distributions declared	-	(5,673)	(5,673)	-	-	(200,000)	-	(200,000)	(205,673)
BALANCE AT JUNE 30, 2022	$413,980	$(172,646)	$241,334	$39,358,468	$47,349,924	$(81,527,268)	$(840,229)	$4,340,895	$4,582,229

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of June 30, 2023, the Partnership owned seven Properties, which are located in a total of three states.

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

As of June 30, 2023, the Partnership owned seven Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: six separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

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

Wendy’s – Martintown Road, N.Augusta, SC

On March 31, 2023, the Martintown Road Property was sold for $1,350,000. The Partnership received proceeds from the sale of approximately $1.28 million and the gain on the sale was about $1 million.

Applebee’s – Brice Road, Reynoldsburg, OH

On April 11, 2023, the Partnership signed a listing agreement to offer its Applebee’s Property for a sale price of $2.3 million. As of June 27, 2023, the tenant waived its right of first offer contained in the lease.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Property Held for Sale

The Walton Way property in Augusta, GA, was listed for sale on July 5, 2021 and was sold on April 22, 2022. The Martintown Rd property in North Augusta, SC was listed for sale on December 22, 2021 and sold on March 31, 2023. The Applebee’s Property was listed for sale on April 11, 2023. The remaining six Wendy’s properties were listed for sale on July 12, 2023.

The components of property held for sale in the balance sheets as of June 30, 2023 and December 31, 2022 are outlined below:

	June 30, 2023	December 31, 2022

Balance Sheet:
Land	$351,325	$250,859
Building	708,139	409,297
Accumulated Depreciation	(708,139)	(409,297)
Properties held for sale	$351,325	$250,859

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2023, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, Management has elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum annual Base Fee for 2023 remains $272,316. The maximum annual Expenses reimbursement remained the same at $23,256 and any potential future CPI adjustments have been suspended.

For purposes of computing the four percent overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three and six month periods ended June 30, 2023 and 2022 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$68,079	$136,158	$136,158
Overhead allowance	5,814	5,814	11,628	11,628
Leasing commissions	31,013	-	31,013	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	737	5,673	5,848	6,622
Amounts paid and/or accrued to the General Partner	$105,643	$79,566	$187,147	$156,908

At June 30, 2023 and December 31, 2022, $725 and $2,090, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2023, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2023 and 2022 are as follows:

	Three Month Period ended June 30, 2023	Three Month Period ended June 30, 2022	Six Month Period ended June 30, 2023	Six Month Period ended June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$1,750	$1,750

At June 30, 2023 and December 31, 2022 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2023, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $237,947 of earnings has been credited to the Trust as of June 30, 2023. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the six-month period ended June 30, 2023 and for the year ended December 31, 2022, there were no such transfers.

9. SUBSEQUENT EVENTS:

Applebee’s – Brice Road, Reynoldsburg, OH

On July 13, 2023, the Partnership accepted an offer to sell the Property for $2,125,000. The buyer negotiated a 25-day inspection period and closing should take place about 30 days after that date.

Wendy’s – Peach Orchard, Augusta, GA

On June 6, 2023 the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $4.1 million. The Property listing went active on July 12, 2023.

On August 7, 2023 the Partnership accepted an offer to sell the Property for $3.8 million.

Wendy’s – Hwy 17 Bypass, Mt. Pleasant, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.2 million. The Property listing went active on July 12, 2023.

On July 20, 2023, the Partnership accepted an offer to sell the Property for $3,212,124. The buyer negotiated a 1-day inspection period and closing should take place about 30 days after that date.

Wendy’s – Sam Rittenberg, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.9 million. The Property listing went active on July 12, 2023.

Wendy’s – Richland Ave, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.4 million. The Property listing went active on July 12, 2023.

Wendy’s – Whiskey Road, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $4.0 million. The Property listing went active on July 12, 2023.

Wendy’s – Folly Road, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.5 million. The Property listing went active on July 12, 2023.

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

Investment Properties

As of June 30, 2023, the Partnership owned seven Properties, six of which contained fully constructed fast-food/casual dining restaurant facilities. The following are operated by tenants at the aforementioned Properties: six separate Wendy’s restaurants, and an Applebee’s restaurant. The Properties are located in a total of three states.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending June 30, 2023.

Net Income

Net income for the three-month periods ended June 30, 2023 and 2022 was $163,791 and $1,260,721, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2023 and 2022 was $3.50 and $26.97, respectively. Net income for the six-month periods ended June 30, 2023 and 2022 was $1,304,051 and $1,417,538, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2023 and 2022 was $27.90 and $30.37, respectively.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2022 periods to the 2023 periods.

Results of Operations

Three-month period ended June 30, 2023, as compared to the three-month period ended June 30, 2022:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2023 and 2022 was $288,376 and $315,159, respectively. The rental income was comprised of monthly lease obligations. The decrease relates primarily to the decreased monthly rental revenue as a result of the sale of the Walton Way Property in Q2 2022 and the Martintown Road Property in Q1 2023.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2023 and 2022 were $19,414 and $14,351, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees and state income tax expenses. The increase year-over-year is related to the accrual of state income taxes that will be owed related to the sale of the Martintown Road property during the first quarter of 2023.

Professional services: Professional services expenses for the three-month periods ended June 30, 2023 and 2022 were $24,870 and $61,299, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease from Q2 2023 to Q2 2022 is related to decreased investor relations costs because of our new service provider in 2023. Our legal fees were also much lower in 2023 than the same quarter of 2022.

Six-month period ended June 30, 2023, as compared to the six-month period ended June 30, 2022:

Income from operations for the six-month periods ended June 30, 2023 and 2022 were $1,304,051 and $1,417,538, respectively. Both periods included the sale of one Partnership Property. June 30, 2022 income from operations also included a one-time payment from an easement agreement signed related to the Applebee’s Property in Ohio.

Operating Rental Income: Rental income for the six-month periods ended June 30, 2023 and 2022 was $598,696 and $648,175, respectively. The rental income was comprised of monthly lease obligations. The decrease relates primarily to the decreased monthly rental revenue as a result of the sale of the Walton Way property in Q2 2022 and the sale of the Martintown Road Property in Q1 2023.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2023 and 2022 were $75,488 and $61,906, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees, and state income tax expenses. The increase is due primarily to the increase in state income taxes accrued against the sale of the Martintown Road property which was sold during the first quarter of 2023.

Professional services: Professional services expenses for the six-month periods ended June 30, 2023 and 2022 were $92,732 and $151,894, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease year-over-year is due to primarily to decreased legal and investor relations fees. We have a new investor relations firm beginning in 2023. We have also had much lower legal fees; the majority of the fees have been sale related and expensed against the gain from the sale of Martintown Road, or capitalized as deferred closing costs to be expensed when any Property is sold in future quarters.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2023 and 2022 were $653,991 and $761,645, respectively. The decrease is attributed to lower net income (net of the gain on the sale of property) year over year in addition to increased capitalized deferred closing costs.

Cash flows provided from investing activities for the six-month periods ended June 30, 2023 and 2022 were $1,279,757 and $1,448,425, respectively. The 2022 amount represents the proceeds from the sale of the Walton Way property offset partially by interest earned on the indemnification trust account. The 2023 amount represents the proceeds from the sale of the Martintown Road property offset partially by interest earned on the indemnification trust account.

For the six-month period ended June 30, 2023, cash flows used in financing activities was $1,730,112 and consisted of aggregate limited partner distributions of $1,725,001, and general partner distributions of $5,111.

For the six-month period ended June 30, 2022, cash flows used in financing activities was $1,406,622 and consisted of aggregate limited partner distributions of $1,400,000, and general partner distributions of $6,622.

Liquidity and Capital Resources

The Partnership’s cash balance was $374,872 at June 30, 2023. Cash of $150,000 is anticipated to be used to fund the 2023 second quarter aggregate distribution to limited partners on or about August 15, 2023.

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

As of June 30, 2023, the current seven Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended June 30, 2023 and the year ended December 31, 2022, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2023.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of June 30, 2023 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	Correspondence to the Limited Partners, anticipated to be mailed on August 15, 2023, regarding the proposed sale of the Properties and liquidation of the Partnership.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2023 and 2022, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2023 and 2022, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2023 and 2022, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 15, 2023

