Form 10-Q
period 2023-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2023-11-13
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIODS ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2023 and December 31, 2022

ASSETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
INVESTMENT PROPERTIES: (Note 3)

Land	$-	$1,944,934
Buildings	-	2,843,881
Accumulated depreciation	-	(2,843,881)

Net investment properties	-	1,944,934

Properties held for sale	1,341,540	250,859

OTHER ASSETS:

Cash and cash equivalents	5,322,425	171,236
Investments held in Indemnification Trust (Note 7)	487,947	480,139
Security deposits escrow	45,980	59,464
Rents and other receivables	42,045	342,359
Prepaid state income tax	24,021	28,376
Deferred closing costs	63,080	12,413
Prepaid insurance	237	2,515
Deferred charges, net	174,608	258,394
Total other assets	6,160,343	1,354,896

Total assets	$7,501,883	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2023 and December 31, 2022

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$38,851	$36,619
Accrued state income taxes	174,672	-
Due to General Partner (Note 5)	19,601	2,090
Security deposits	30,500	52,320
Unearned rental income	83,915	53,114
Total liabilities	347,539	144,143

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner -
Cumulative net income (retained earnings)	476,985	420,502
Cumulative cash distributions	(201,033)	(175,584)
Total general partners’ capital	275,952	244,918
Limited Partners (46,280.3 interests outstanding at September 30, 2023 and December 31, 2022)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	53,587,422	47,995,656
Cumulative cash distributions	(85,227,269)	(83,352,268)
Total limited partners’ capital	7,718,621	4,001,856
Former General Partner -
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	$7,154,344	$3,406,545

Total liabilities and partners’ capital	$7,501,883	$3,550,689

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2023 and 2022

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$309,010	$351,179	$907,706	$999,354
TOTAL OPERATING REVENUES	$309,010	$351,179	$907,706	$999,354
EXPENSES:
Partnership management fees (Note 5)	$68,079	$68,079	$204,237	$204,237
Insurance	712	1,550	2,179	4,651
General and administrative	6,331	7,700	27,723	33,778
State income tax expense	143,172	33,600	197,268	69,428
Advisory Board fees and expenses	1,750	1,750	5,250	5,250
Professional services	30,506	39,495	123,239	191,389
Depreciation	-	-	-	-
Amortization	53,781	10,588	83,785	32,666
TOTAL OPERATING EXPENSES	$304,331	$162,762	$643,681	$541,399
OTHER INCOME
Other income	-	20	-	44,495
Other interest income	1,011	98	9,010	416
Gain on sale of property	4,338,508	-	5,375,213	1,103,208
TOTAL OTHER INCOME	4,339,519	118	5,384,223	1,148,119

NET INCOME	$4,344,198	$188,535	$5,648,248	$1,606,074
NET INCOME ALLOCATED- GENERAL PARTNER	43,442	1,885	56,482	16,060
NET INCOME ALLOCATED- LIMITED PARTNERS	4,300,756	186,650	5,591,767	1,590,014
PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$92.93	$4.03	$120.82	$34.36

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,	September 30,
	2023	2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,648,248	$1,606,074
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,786	32,666
Changes in operating assets and liabilities
Gain on sale of Properties	(5,375,213)	(1,103,208)
Decrease in rents and other receivables	300,314	325,613
Decrease (increase) in security deposit escrow	13,484	(24)
Decrease in prepaid insurance	2,278	4,651
(Increase) decrease in deferred closing costs	(50,667)	6,192
Decrease in prepaid state income taxes	4,355	-
Increase in accounts payable and accrued expenses	176,903	33,760
Increase in unearned rental income	30,801	29,549
Security deposit refund	(21,820)	(7,020)
Decrease in due to General Partner	(2,090)	(3,685)
Net cash from operating activities	810,379	924,568

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of Properties, net	6,229,467	1,448,540
Interest applied to Indemnification Trust account	(7,808)	(115)
Net cash provided by investing activities	6,221,659	1,448,425

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(1,875,001)	(3,050,000)
Cash distributions to General Partner	(5,848)	(7,470)
Net cash used in financing activities	(1,880,849)	(3,057,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,151,189	(684,477)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171,236	965,838
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,322,425	$281,361

Supplemental disclosure of cash flow information
Noncash investing activities
General Partner Distributions declared, not yet paid	$19,601	$848
Limited Partner Distributions declared, not yet paid	$5,000,000	$-

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (Unaudited)

For the Three and Nine Month Periods Ended September 30, 2023 and 2022

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
Net Income	11,404	-	11,404	-	1,128,857	-	-	1,128,857	1,140,261
Distributions declared	-	(5,111)	(5,111)	-	-	(475,001)	-	(475,001)	(480,112)
BALANCE AT MARCH 31, 2023	$431,906	$(180,695)	$251,211	$39,358,468	$49,124,513	$(83,827,269)	$(840,229)	$3,815,483	$4,066,694
Net Income	1,637	-	1,637	-	162,153	-	-	162,153	163,790
Distributions declared	-	(737)	(737)	-	-	(1,250,000)	-	(1,250,000)	(1,250,737)
BALANCE AT JUNE 30, 2023	$433,543	$(181,432)	$252,111	$39,358,468	$49,286,666	$(85,077,269)	$(840,229)	$2,727,636	$2,979,747
Net Income	43,442	-	43,442	-	4,300,756	-	-	4,300,756	4,344,198
Distributions declared	-	(19,601)	(19,601)	-	-	(150,000)	-	(150,000)	(169,601)
BALANCE AT SEPTEMBER 30, 2023	$476,985	$(201,033)	$275,952	$39,358,468	$53,587,422	$(85,227,269)	$(840,229)	$6,878,392	$7,154,344
BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
Net Income	1,568	-	1,568	-	155,249	-	-	155,249	156,817
Distributions declared	-	(949)	(949)	-	-	(1,200,000)	-	(1,200,000)	(1,200,949)
BALANCE AT MARCH 31, 2022	$401,373	$(166,973)	$234,400	$39,358,468	$46,101,810	$(81,327,268)	$(840,229)	$3,292,781	$3,527,181
Net Income	12,607	-	12,607	-	1,248,114	-	-	1,248,114	1,260,721
Distributions declared	-	(5,673)	(5,673)	-	-	(200,000)	-	(200,000)	(205,673)
BALANCE AT JUNE 30, 2022	$413,980	$(172,646)	$241,334	$39,358,468	$47,349,924	$(81,527,268)	$(840,229)	$4,340,895	$4,582,229
Net Income	1,885	-	1,885	-	186,650	-	-	186,650	188,535
Distributions declared	-	(848)	(848)	-	-	(1,650,000)	-	(1,650,000)	(1,650,848)
BALANCE AT SEPTEMBER 30, 2022	$415,865	$(173,494)	$242,371	$39,358,468	$47,536,574	$(83,177,268)	$(840,229)	$2,877,545	$3,119,916

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property”, and collectively, the “Properties”). The Properties are leased on a triple net basis primarily to, and operated by, franchisors or franchisees of national, regional, and local retail chains under primarily long-term leases. The lessees are operators of fast food, family style, and casual/theme restaurants. As of September 30, 2023, the Partnership owned 5 Properties, which are located in a total of two states.

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

As of September 30, 2023, the Partnership owned five Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The Properties are operated by tenants as Wendy’s franchise restaurants. The Properties are located in two states, Georgia and South Carolina.

Sale of Walton Way Property

On April 22, 2022, the Partnership sold the property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale is approximately $1,103,000.

Sale of Martintown Road Property

On March 31, 2023, the Martintown Road Property was sold for $1,350,000. The Partnership received proceeds from the sale of approximately $1.28 million and the gain on the sale was about $1 million.

Sale of Mt. Pleasant, SC Property

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.2 million. The Property listing went active on July 12, 2023.

On July 20, 2023, the Partnership accepted an offer to sell the Property at asking price. The buyer negotiated a 1-day inspection period and on August 31, 2023 the Partnership sold the Property for $3,212,124. The gain on the sale was approximately $2.7M.

Sale of Applebee’s Property

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

On September 7, 2023 the Partnership sold the Property for $2,125,000. The gain on the sale was approximately $1.6 million.

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

On August 7, 2023 the Partnership accepted an offer to sell the Property for $3,822,000. The sale closed on November 1, 2023 and the gain was approximately $3.4 million.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Wendy’s – Whiskey Road, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $4.0 million. The Property listing went active on July 12, 2023.

On October 6, 2023 the Partnership accepted an offer to sell the Property for $3.8 million. The sale closed on November 6, 2023 and the gain was approximately $3.2 million.

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

Property Held for Sale

The Walton Way property in Augusta, GA, was listed for sale on July 5, 2021 and was sold on April 22, 2022. The Martintown Rd property in North Augusta, SC was listed for sale on December 22, 2021 and was sold on March 31, 2023. The Applebee’s Property was listed for sale on April 11, 2023 and sold on September 7, 2023. The Mt. Pleasant, SC Wendy’s was listed for sale on July 12, 2023 and sold on August 31, 2023. The remaining five Wendy’s properties were listed for sale on July 12, 2023.

The components of the five properties held for sale in the condensed balance sheets as of September 30, 2023 and December 31, 2022 are outlined below:

	September 30, 2023	December 31, 2022

Balance Sheet:
Land	$1,341,540	$250,859
Building	1,840,864	409,297
Accumulated Depreciation	(1,840,864)	(409,297)
Properties held for sale	$1,341,540	$250,859

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three- and nine-month periods ended September 30, 2023 and 2022 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$68,079	$68,079	$204,237	$204,237
Overhead allowance	5,814	5,814	17,442	17,442
Sales commissions	93,636	-	124,649	-
Reimbursement for out-of-pocket expenses	-	-	2,500	2,500
Cash distribution	19,601	848	25,449	7,470
Amounts paid and/or accrued to the General Partner	$187,130	$74,741	$374,277	$231,649

At September 30, 2023 and December 31, 2022, $19,601 and $2,090, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2023, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three- and nine-month periods ended September 30, 2023 and 2022 are as follows:

	Three Month Period ended September 30, 2023	Three Month Period ended September 30, 2022	Nine Month Period ended September 30, 2023	Nine Month Period ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$875	$875	$2,625	$2,625

At September 30, 2023 and December 31, 2022 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December of 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1 (the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable, and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2023, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of General Partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership will fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities at fair value at level 1 (see Note 8). In addition, $237,947 of earnings has been credited to the Trust as of September 30, 2023. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September 30, 2023 and for the year ended December 31, 2022, there were no such transfers.

9. SUBSEQUENT EVENTS:

Wendy’s – Peach Orchard, Augusta, GA

On November 1, 2023, the Partnership closed on the sale of the Property. The proceeds from the sale were $3.7 million and the gain on the sale is expected to approximate $3.4 million.

Wendy’s – Whiskey Road, Aiken, SC

On October 6, 2023 the Partnership accepted an offer to sell the Property for $3.8 million.

On November 6, 2023, the Partnership closed on the sale of the Property. The proceeds from the sale were $3.7 million and the gain on the sale is expected to approximate $3.2 million.

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

Investment Properties

As of September 30, 2023, the Partnership owned five Properties, all of which contained fully constructed fast-food/casual dining restaurant facilities. The Properties are operated by tenants as Wendy’s franchise restaurants. The Properties are located in two states, Georgia and South Carolina. The five properties are included in properties held for sale as of September, 30, 2023.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the property.

There were no building improvements capitalized during the three-month period ending September 30, 2023.

Net Income

Net income for the three-month periods ended September 30, 2023 and 2022 was $4,344,198 and $188,535, respectively. Net income per limited partnership interest for the three-month periods ended September 30, 2023 and 2022 was $92.93 and $4.03, respectively.

Net income for the nine-month periods ended September 30, 2023 and 2022 was $5,648,248 and $1,606,074, respectively. Net income per limited partnership interest for the nine-month periods ended September 30, 2023 and 2022 was $120.82 and $34.36, respectively.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2022 periods to the 2023 periods.

Results of Operations

Three-month period ended September 30, 2023 as compared to the three-month period ended September 30, 2022:

Net income from continuing operations for the three month periods ended September 30, 2023 and 2022 was $4,344,198 and $188,535, respectively. Net income per limited partnership interest for the three month periods ended September 30, 2023 and 2022 was $92.93 and $4.03, respectively.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2022 periods to the 2023 periods.

Operating Rental Income: Rental income for the three-month periods ended September 30, 2023 and 2022 was $309,010 and $351,179, respectively. The rental income was comprised primarily of monthly lease obligations and includes recognition of annual percentage rents earned year-to-date. The decrease is primarily the result of lower monthly base rents and accrued percentage rents as a result of multiple property sales within the last 12 months.

General and Administrative Expense: General and administrative expenses for the three-month periods ended September 30, 2023 and 2022 were $149,503 and $41,300, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, bank fees and state income tax expenses. The increase is primarily the result of higher state income tax accruals for 2023 related to the Property sales in March, August and September.

Professional services: Professional services expenses for the three-month periods ended September 30, 2023 and 2022 were $30,506 and $39,495, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease is primarily related to the decrease in investor relations costs as a result of our new transfer agent contract effective in January 2023.

Nine-month period ended September 30, 2023 as compared to the nine-month period ended September 30, 2022:

Net income from continuing operations for the nine month periods ended September 30, 2023 and 2022 was $5,648,248 and $1,606,074, respectively. The increase is primarily the result of the sale of three Properties in 2023 versus the sale of one Property in 2022.

See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2022 periods to the 2023 periods.

Operating Rental Income: Rental income for the nine-month periods ended September 30, 2023 and 2022 was $907,706 and $999,354, respectively. The rental income was comprised primarily of monthly lease obligations and includes accruals for annual percentage rents earned year-to-date. The decrease is primarily the result of lower monthly base rents and accrued percentage rents as a result of three property sales within the last 12 months.

General and Administrative Expense: General and administrative expenses for the nine-month periods ended September 30, 2023 and 2022 were $224,991 and $103,206, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, website fees, bank fees, and state income tax expenses. The increase is primarily the result of higher state income tax accrued for 2023 income related to the sale of the three Properties so far this year.

Professional services: Professional services expenses for the nine-month periods ended September 30, 2023 and 2022 were $123,239 and $191,389, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease is primarily related to the decrease in the cost of our new transfer agent contract effective in January 2023.

Cash Flow Analysis

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2023 and 2022 were $810,379 and $924,568, respectively. The decrease is attributed to lower net income period over period (exclusive of the property sales) in addition to lower accrued percentage rents than in 2022.

Cash flows provided by investing activities for the nine-month periods ended September 30, 2023 and 2022 were $6,221,659 and $1,448,425, respectively. The 2023 amount represents the proceeds from the sales of three Properties offset partially by interest applied to the indemnification trust account. The 2022 amount represents the proceeds from the sale of the Walton Way property offset partially by interest applied to the indemnification trust account.

For the nine-month period ended September 30, 2023, cash flows used in financing activities was $1,880,849 and consisted of aggregate limited partner distributions of $1,875,001, and general partner distributions of $5,848.

For the nine-month period ended September 30, 2022, cash flows used in financing activities was $3,057,470 and consisted of aggregate limited partner distributions of $3,050,000, and general partner distributions of $7,470.

Liquidity and Capital Resources

The Partnership’s cash balance was $5,322,425 at September 30, 2023. Cash of $5,000,000 was used to fund the aggregate distribution to limited partners on October 6, 2023 of $5,000,000.

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

As of September 30, 2023, the current five Properties were 100% leased. In addition, the Partnership collected 100% of its base rent from current operating tenants for the period ended September 30, 2023 and the year ended December 31, 2022, which we believe is a good indication of overall tenant quality and stability.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of September 30, 2023 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September 30, 2023 and 2022, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September 30, 2023 and 2022, (iv) Unaudited Condensed Statements of Partners’ Capital for the nine month periods ended September 30, 2023 and 2022, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	November 13, 2023

