Form 10-K
period 2023-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2024-04-01
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 1, 2024 the registrant had 46,280.3 units of limited partnership interests issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Item 1. Business

Background

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2023, the Partnership had 1,092 limited partners owning an aggregate of 46,280.3 units of Limited Partnership Interests (the “Interests”).

The Partnership is engaged in the business of owning and operating its investment portfolio of commercial real estate properties (each a “Property” and collectively, the “Properties”). At December 31, 2023, the Partnership owned three Properties, all located in South Carolina.

At December 31, 2023, all of the Properties were (and continue to be) leased to Wendy’s franchisees, with one of the Properties being leased to Wendgusta, LLC (“Wendgusta”), one of the Properties being leased to JAI Hospitality RG, LLC (“JAI Hospitality) and one of the Properties being leased to JAI Augusta, LLC (“JAI Augusta). At December 31, 2023, all three Properties were listed and classified as held for sale.

See Properties under Item 2 below for the table of all Properties and lease expirations and a discussion of Properties with significant developments during the year ended December 31, 2023.

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

As previously disclosed by the Partnership, pursuant to a consent solicitation that concluded on October 15, 2020, the Partnership solicited and obtained the affirmative consent of limited partners holding more than a majority of the Partnership’s outstanding Interests to authorize the General Partner, to sell the Properties prior to November 30, 2023 if the General Partner determined such sale to be in the best interest of the Partnership and, upon the sale of all Properties, to commence an orderly liquidation, wind-up and dissolution of the Partnership. In connection with such consent, the limited partners approved a resolution granting the General Partner the authority to sell all or substantially all of the Partnership’s assets prior to November 30, 2023 and subsequently liquidate and dissolve the Partnership, without further approval from the limited partners.

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and expects to continue to pursue the orderly disposition of the Partnership’s remaining Properties.

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

Item 1A. Risk Factors

The Partnership’s business, the ownership and lease of the Properties, is subject to a variety of risks attendant to the ownership and lease of commercial real property, including risks related to: (i) changes in general economic conditions and macro-economic factors such as effects of interest rate fluctuations, both nationally and in the local markets where the Properties are located, (ii) changes in real estate conditions, including without limitation, decreases in valuations of real properties, increases in property taxes and lack of buyers at times when the Partnership seeks to dispose of a Property, (iiii) ability of tenants to fulfill their obligations to the Partnership under existing leases, (iv) declines in sales for tenants whose leases include a percentage rent component, (v) adverse changes to the restaurant market, including declines in demand, (vi) entrance of competitors to the Partnership’s lessees in markets in which the Properties are located, (vii) the Partnership’s ability to realize value for Limited Partners upon disposition of the Properties, (viii) the fact that real property assets are generally not readily liquid, and the risk that the Partnership may be unable to locate suitable purchasers for the Properties and monetize the Properties at the times and on terms and conditions that are in the Partnership’s and its limited partners’ best interests, and (ix) various other factors.

In addition to the general risks identified above, the Partnership is also subject to various cyber security risks, including those generally described below.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Partnership has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The General Partner has oversight responsibility for the Partnership’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

All Properties are leased to franchisees of national quick service restaurants.

Original lease terms for the leased Properties are generally five to 20 years from their inception. All leases are triple-net, which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All of the leases contain percentage rent provisions, which require the tenant to pay a specified percentage (seven percent) of gross sales above a threshold amount. None of the Properties are mortgaged. The Partnership owns the buildings and land, and all improvements for all the Properties. The Partnership owned the following Properties as of March 1, 2024:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)	Operating Rental Per Annum	Lease Expiration Date	Renewal Options
12/22/88	Wendy’s (2) 1721 Sam Rittenberg Blvd Charleston, SC	JAI Hospitality RG, LLC	$596,781	$166,848	12-31-2040	None

02/21/89	Wendy’s (3) 343 Folly Rd Charleston, SC	JAI Augusta, LLC	528,125	136,000	12-31-2040	None
03/14/89	Wendy’s 1004 Richland Ave Aiken, SC	Wendgusta, LLC	633,750	167,500	12-31-2040	None
			$1,758,656	$470,348

Footnotes:

(1)	Purchase price includes all costs incurred by the Partnership to acquire the Property.

(2)	This Property, owned as of December 31, 2023 was leased to JAI Hospitality. Since all of the Properties, both by historical asset value and number are leased to Wendy’s franchisees the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, JAI Hospitality provided it with a copy of its internal financial statements for the fiscal years ended January 1, 2023 and December 31, 2023. Those internal financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.2.

(3)	One Property owned by the Partnership as of December 31, 2022 was leased to JAI Augusta. Since all of the Properties, both by historical asset value and number, are leased to Wendy’s franchisees, the financial status of the tenant may be considered relevant to investors. At the request of the Partnership, JAI Augusta provided it with a copy of its reviewed financial statements for the fiscal years ended January 1, 2023 and December 31, 2023. Those reviewed financial statements are attached to this Annual Report on Form 10-K as Exhibit 99.1.

The following summarizes significant developments during 2022 and 2023, by Property, for Properties with such developments.

Sale of Walton Way Property

On April 22, 2022, the Partnership sold the Property located at 1730 Walton Way, Augusta, GA for $1,600,000. The gain on the sale was approximately $1,103,000.

Sale of Martintown Road Property

On March 31, 2023, the Martintown Road Property was sold for $1,350,000. The Partnership received proceeds from the sale of approximately $1.28 million and the gain on the sale was approximately $1 million.

Sale of Mt. Pleasant, SC Property

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.2 million. The Property listing went active on July 12, 2023.

On July 20, 2023, the Partnership accepted an offer to sell the Property at asking price. The buyer negotiated a 1-day inspection period and on August 31, 2023 the Partnership sold the Property for $3,212,124. The gain on the sale was approximately $2.76 million.

Sale of Applebee’s Property

On April 11, 2023, the Partnership signed a listing agreement to offer its Applebee’s Property for a sale price of $2.3 million. As of June 27, 2023, the tenant waived its right of first offer contained in the lease.

On July 13, 2023, the Partnership accepted an offer to sell the Property for $2,125,000.

On September 7, 2023 the Partnership sold the Property and the gain on the sale was approximately $1.6 million.

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

On August 7, 2023 the Partnership accepted an offer to sell the Property for $3,822,000. The sale closed on November 1, 2023 and the gain was approximately $3.37 million.

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

The Property is held for sale as of December 31, 2023.

Wendy’s – Richland Ave, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.4 million. The Property listing went active on July 12, 2023.

The Property is held for sale as of December 31, 2023.

Wendy’s – Sam Rittenberg, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.9 million. The Property listing went active on July 12, 2023.

The Property is held for sale as of December 31, 2023.

Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there is no active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop. As of January 1, 2022, the General Partner halted public trading in anticipation of the winding-up and liquidation of the Partnership.

(b)	As of March 1, 2024, there were 1,092 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner at times that the General Partner deems appropriate, but no less often than semi-annually, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 3 to the financial statements for further information. During the liquidation process, the Partnership will distribute net sales proceeds within 30-60 days of a property closing.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

(e)	The Partnership has not conducted sales of unregistered securities during the period covering this Annual Report.

(f)	The Partnership did not repurchase or redeem any Interests during the 2023 fiscal year.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding our financial condition or results of operations in any future period;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions (both nationally and where the Properties are located);

●	our decisions with respect to the potential retention or disposition of our remaining Properties as we wind-up the Partnership;

●	our ability to timely find a suitable purchaser for any marketed Properties;

●	our ability to agree on an acceptable purchase price or contract terms for any Property sales;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and if necessary extend lease terms or identify new tenants; and

●	our future capital expenditures.

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

Investment Properties and Properties Held for Sale

As of December 31, 2023, the Partnership owned three Properties, all of which feature tenants that are Wendy’s franchisees. The Properties are all located in the state of South Carolina.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2023 or 2022.

Further Information

A summary of significant developments as of December 31, 2023, by Property, for Properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2023 and 2022 was $12,283,772 and $2,069,792, respectively. Net income per Limited Partner Interest for the fiscal years ended December 31, 2023 and 2022 was $262,77 and $44.28, respectively.

Results of Operations

Net income for the fiscal years ended December 31, 2023 and 2022 was $12,283,772, and $2,069,792, respectively. See the paragraphs below for further information as to variances in individual operating income and expense items.

The increase in net income from 2022 to 2023 was the gain on the Properties sold during the calendar year.

We are not aware of any material trends or uncertainties, other than national economic conditions and macro-economic factors affecting values of real estate generally that may reasonably be expected to have a material impact, favorable or unfavorable, on Partnership revenues and investment property value.

Fiscal year ended December 31, 2023 as compared to fiscal year ended December 31, 2022:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2023 and 2022 was $1.165 million and $1.611 million, respectively. The rental income was comprised of monthly lease obligations per the tenant leases and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The decrease in 2023 compared to 2022 was due to the lower base rental income and percentage rent due to sales of Properties in each of 2022 and 2023.

The Partnership has begun the wind-up and liquidation process. Management expects to sell the three remaining Properties during calendar year 2024.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2023 and 2022 were $272,316. The General Partner receives a fee for managing the Partnership. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2023 and 2022 were $34,558 and $39,842, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, and bank fees. Total operating general and administrative expenses for the fiscal year ended December 31, 2022 were higher than in the fiscal year ended December 31, 2023, primarily due to higher postage, printing and filing fee expenses.

State Income Tax Expense: During the year ended December 31, 2023, the Partnership began accruing the estimated state tax due for each property sold. Because five Properties were sold during 2023, a total of $204,872 was accrued for payment of state tax that will be paid with the state tax returns filed during Q1 2024.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2023 and 2022 were $130,889 and $240,302, respectively. Professional service expenses were primarily comprised of investor relations data processing, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The costs in 2023 decreased due to switching investor relations firms and the related decrease in contract costs for the new investor relations services firm.

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2023 and 2022 were $1,038,074 and $993,976, respectively. Cash flows from operating activities was lower in 2023 primarily due to the increase in net income year over year offset by the gain on the sale of the properties sold and the decrease in percentage rent receivable year over year.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows provided from investing activities for the fiscal years ended December 31, 2023 and 2022 were $13,409,990 and $1,448,425 and $584,379, respectively. The 2023 amount is largely comprised of proceeds from the sales of five Properties during 2023. The 2022 amount is largely comprised of proceeds from the sale of the Walton Way Property.

For the fiscal year ended December 31, 2023, cash flows used in financing activities were $14,439,555 and consisted of aggregate limited partner distributions of $14,411,721 and General Partner distributions of $27,834. For the fiscal year ended December 31, 2022, cash flows used in financing activities were $3,237,003 and consisted of aggregate limited partner distributions of $3,225,000 and General Partner distributions of $12,003. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $179,745 at December 31, 2023. Cash of approximately $35,514 is anticipated to be used in 2024 for the payment of quarter-end accrued liabilities which are included in the balance sheet.

The Partnership’s principal demands for funds historically have been, and are expected to continue to be, for the payment of operating expenses and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future liquidity and limited partner distributions. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, payment of state income taxes and Partnership operating costs.

As of December 31, 2023 and 2022, the Properties were 100% leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the years ended December 31, 2023 and 2022, which we believe is a good indication of overall tenant quality and stability.

All three remaining Properties, plus four out of the five properties sold during 2023, were/are operated as Wendy’s fast food restaurants and are franchises of the International Wendy’s Company. Operating base rents from these leases comprised approximately 91% of the total 2023 operating base rents included in operating rental income of the Partnership. During the year ended December 31, 2023, additional percentage rents totaled $145,120, all of which were unbilled and were accrued in relation to the Properties operated as Wendy’s restaurants. Therefore, during 2023, the Partnership generated approximately 92% of its total operating revenues from the Properties.

Since the Properties are leased to restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. Historically, the success of customer marketing and the operating effectiveness of the Partnership’s lessees will impact the Partnership’s future operating success in a very competitive restaurant and food service marketplace. The Partnership is currently liquidating.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disposition Policies

The General Partner may exercise its discretion as to whether and when to sell a Property, and there is no obligation to sell any of the Properties at any particular time, except upon the winding up and dissolution of the Partnership dissolution which is in process as, pursuant to the Partnership Agreement, the Partnership’s scheduled term ended on November 30, 2023. As such, all three remaining Properties have been, and continue to be listed for sale since July, 2023. Management expects the three Properties to sell by the end of the third quarter in 2024.

Inflation

To the extent that tenants can pass through commodity inflation in their sales prices, the Partnership will benefit from additional percentage rent from increased sales. The majority of the Partnership’s leases have percentage rental clauses. Revenues from operating percentage rentals represented 12% and 21% of operating rental income for the fiscal years ended December 31, 2023 and 2022. If, however, inflation causes sales to decrease, operating margins to deteriorate for lessees, or if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2023 and 2022, and the related statements of income, partners’ capital and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 2019.

Minneapolis, Minnesota

April 1, 2024

MN: Eden Prairie, Mankato, Minneapolis (t) 952.893.9320 FL: Naples (t) 239.325.1100

BoulayGroup.com

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31, 2023	December 31, 2022

INVESTMENT PROPERTIES: (Note 3)

Land	$-	$1,944,934
Buildings	-	2,843,881
Accumulated depreciation	-	(2,843,881)

Net investment properties	-	1,944,934

Properties held for sale	725,765	250,859

OTHER ASSETS:

Cash and cash equivalents	179,745	171,236
Investments held in Indemnification Trust (Note 8)	487,947	480,139
Security deposits escrow	17,356	59,464
Rents and other receivables	145,120	342,359
Prepaid state income tax	35,118	28,376
Deferred closing costs	31,291	12,413
Prepaid insurance	1,577	2,515
Deferred charges, net	89,906	258,394
Total other assets	988,060	1,354,896

Total assets	$1,713,825	$3,550,689

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES AND PARTNERS’ CAPITAL

	December 31, 2023	December 31, 2022
LIABILITIES:
Accounts payable and accrued expenses	$6,466	$36,619
Due to General Partner (Note 5)	29,048	2,090
Accrued state income tax	204,872	-
Distributions payable	234,495	-
Unearned rental income	-	53,114
Security deposits	17,230	52,320

Total liabilities	492,111	144,143

CONTINGENCIES AND COMMITMENTS (Notes 7 and 8)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner (1993-2023)
Cumulative net income (retained earnings)	543,341	420,502
Cumulative cash distributions	(232,466)	(175,584)
Total general partners’ capital	310,875	244,918
Limited Partners (46,280.3 interests outstanding at December 31, 2023 and 2022)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	60,156,589	47,995,656
Cumulative cash distributions	(97,763,989)	(83,352,268)
Total limited partners’ capital	1,751,068	4,001,856
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	1,221,714	3,406,545

Total liabilities and partners’ capital	$1,713,825	$3,550,689

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

For the Years Ended December 31, 2023 and 2022

	2023	2022

OPERATING REVENUES:
Rental income	$1,164,512	$1,611,173
TOTAL OPERATING REVENUES	1,164,512	1,611,173
EXPENSES:
Partnership management fees (Note 5)	272,316	272,316
Insurance	2,732	6,188
General and administrative	34,558	39,842
State income tax expense	237,520	80,628
Advisory Board fees and expenses	6,000	7,000
Professional services	130,889	240,302
Amortization	168,488	43,254
TOTAL OPERATING EXPENSES	852,503	689,530
OTHER INCOME
Other interest income	23,993	446
Other income	-	44,495
Gain on sale of Property	11,947,770	1,103,208
TOTAL OTHER INCOME	11,971,763	1,148,149

NET INCOME	12,283,772	2,069,792
NET INCOME- GENERAL PARTNER	122,839	20,697
NET INCOME- LIMITED PARTNERS	$12,160,933	$2,049,095

PER LIMITED PARTNERSHIP INTEREST,
Based on 46,280.3 interests outstanding:
NET INCOME PER LIMITED PARTNERSHIP INTEREST (BASIC AND DILUTED)	$262.77	$44.28

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2023 and 2022

	General Partner			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income	Cumulative Cash Distribution	Reallocation	Total	Total Partners’ Capital
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
2023 Net Income	122,839	-	122,839	-	12,160,933	-	-	12,160,933	12,283,772
Distributions declared	-	(56,882)	(56,882)	-	-	(14,411,721)	-	(14,411,721)	(14,468,603)
BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714

BALANCE AT DECEMBER 31, 2021	$399,805	$(166,024)	$233,781	$39,358,468	$45,946,561	$(80,127,268)	$(840,229)	$4,337,532	$4,571,313
2022 Net Income	20,697	-	20,697	-	2,049,095	-	-	2,049,095	2,069,792
Distributions declared	-	(9,560)	(9,560)	-	-	(3,225,000)	-	(3,225,000)	(3,234,560)
BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,283,772	$2,069,792
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	168,488	43,254
Gain on sale of Properties	(11,947,770)	(1,103,208)
Changes in operating assets and liabilities:
Decrease in rents and other receivables	197,239	24,114
Decrease (increase) in security deposit escrow	42,108	(39)
Decrease in prepaid insurance	938	3,170
(Decrease) increase in accounts payable and accrued expenses	(30,153)	9,412
Increase in accrued state income tax	204,872	-
Prepaid state income tax	(6,743)	(28,376)
Prepaid rent	(53,114)	(20,777)
Deferred closing costs	(18,878)	3,654
Distributions payable	234,495	-
Security deposit refund	(35,090)	(7,020)
Due to general partner	(2,090)	-
Net cash provided from operating activities	$1,038,074	$993,976

CASH FLOWS USED IN INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(7,808)	(115)
Proceeds from sale of Property, net	13,417,798	1,448,540
Net cash provided from investing activities	$13,409,990	$1,448,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	$(14,411,721)	$(3,225,000)
Cash distributions to General Partner	(27,834)	(12,003)
Net cash used in financing activities	$(14,439,555)	$(3,237,003)

NET INCREASE (DECREASE) IN CASH	8,509	(794,602)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	171,236	965,838
CASH AND CASH EQUIVALENTS AT END OF YEAR	$179,745	$171,236
Supplemental disclosure of cash flow information
Noncash investing activities
Distributions accrued, not yet paid	$263,543	$2,090

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) was formed on November 20, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the initial Limited Partner. A subsequent offering of limited partnership interests closed on February 22, 1990, with 46,280.3 units of limited partnership interests (“Interests”) having been sold in that offering, resulting in total proceeds to the Partnership, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently beginning its liquidation process per the terms of Partnership Agreement as the Partnership’s term expired November 30, 2023. The Partnership had been in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”) since the late 1980’s. The Partnership has sold six Properties in the last two years. The three remaining Properties are leased on a triple net basis to, and operated by, franchisees of the International Wendy’s Company under leases with terms through December 31, 2040. As of December 31, 2023, the Partnership owned three Properties, which are all located in South Carolina.

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

DECEMBER 31, 2023 AND 2022

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

Financial instruments that potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash investments and leases. As of December 31, 2023, the Partnership’s three Properties are leased to three significant tenants, Wendgusta, LLC (“Wendgusta”), JAI Augusta, LLC (“JAI Augusta”) and JAI Hospitality RG, LLC (“JAI Hospitality”), all three of whom are Wendy’s restaurant franchisees. The property lease (s) for these three tenants comprised approximately 91% of the Partnership’s total 2023 operating base rents reflected for the year ended December 31, 2023.

Rent and Other Receivables

Rents and other receivables are comprised of billed but uncollected amounts due for monthly rents and other charges and amounts due for scheduled rent increases for which rentals have been earned and will be collected in the future under the terms of the leases. Receivables are recorded at management’s estimate of the amounts that will be collected.

As of December 31, 2023 and 2022 there were no values for allowance for credit losses based on an analysis of specific accounts and historical experience.

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

As of December 31, 2023, the aggregate minimum operating lease payments to be received under the current operating leases for the Properties are as follows:

Year ending December 31,

2024	$470,348
2025	470,348
2026	470,348
2027	470,348
2028	470,348
Thereafter	5,644,176
Total	$7,995,916

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

DECEMBER 31, 2023 AND 2022

Income Taxes

No provision for federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership.

At December 31, 2023, the tax basis of the Partnership’s assets exceeded the amounts reported in the December 31, 2023 financial statements by approximately $6,732,699

The following represents an unaudited reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

	2023	2022
	(Unaudited)	(Unaudited)
Net income, per statements of income	$12,283,772	$2,069,792
Book to tax depreciation difference	-	-
Tax over (under) book gain from asset disposition	74,684	16,493
Book to tax amortization difference	156	49
Prepaid rent	(53,114)	(20,777)
Nondeductible expenses	29,092
State tax deduction	200,260	-
Net income for tax reporting purposes	$12,534,850	$2,065,557

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination by U.S. and state taxing authorities for the years ended after December 31, 2020.

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

The Partnership has gross receipts in excess of $150,000 for the period ended December 31, 2023 so, the CAT tax of $150 is applicable to the Partnership for the period indicated.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the term of the lease. As of December 31, 2023 and 2022, accumulated amortization amounted to $45,140 and $82,703, respectively. Leasing commissions of $206,051 related to Properties that were sold were removed from the balance sheet in 2023.

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

Property held for sale

The Martintown Rd Property in North Augusta, SC was listed for sale on December 22, 2021 and the listing contract expired in 2023. The Property was sold without agency directly to the tenant on March 31, 2023.

The remaining three Wendy’s Properties were listed for sale on July 12, 2023.

The components of the properties held for sale in the condensed balance sheets as of December 31, 2023 and December 31, 2022 are outlined below:

	December 31, 2023	December 31, 2022

Balance Sheet:
Land	$725,765	$250,859
Building	1,810,991	409,297
Accumulated Depreciation	(1,810,991)	(409,297)
Properties held for sale	$725,765	$250,859

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss would be recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2023 and 2022.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

As of December 31, 2023, the Partnership owned three Properties, all of which contained fully constructed Wendy’s restaurants. The Properties are all located in South Carolina and are included in Properties held for sale.

4. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of October 20, 2020, to extend the term of the Partnership to November 30, 2023, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership interests.

Under the terms of the Partnership Agreement, net profits or losses from operations are allocated 99% to the limited partners and 1% to the current General Partner. The agreement also provided for distributions from Net Cash Receipts, as defined, to be made 99% to limited partners and 1% to the current General Partner, provided that quarterly distributions are cumulative and are not to be made to the current General Partner unless and until each limited partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year.

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Amounts paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2023 and 2022, are as follows:

	Incurred for the Year ended December 31, 2023	Incurred for the Year ended December 31, 2022

General Partner
Management fees (including non-contractual assumption of independent financial services)	$272,316	$272,316
Overhead allowance	23,256	23,256
Sales commissions	267,899	34,822
Reimbursement for out-of-pocket expenses	2,500	2,500
Distributions declared	56,882	9,560
Amounts paid and/or accrued to General Partner	$622,853	$342,454

At December 31, 2023 and 2022, $29,048 and $2,090, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2023, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Advisory Board Fees paid	$3,000	$3,500
	$3,000	$3,500

At December 31, 2023 and 2022, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of December 31, 2023, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

7. CONTINGENT LIABILITIES (cont’d):

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

The impact of the General Partner initiated policy of reducing sales commissions (up to 3% of sales price) by the unamortized leasing commissions at date of sale can be summarized below:

	TPG Sales Commission Paid (Net of unamortized leasing commission)
Property	Amount	Percentage
2022 Sales
Walton Way	$34,821.79	2.18%

2023 Sales
Martintown Rd	$31,012.68	2.30%

Mt Pleasant, SC	66,225.91	2.06%

Applebee's	21,250.00	1.00%

Peach Orchard	77,282.53	2.02%

Whiskey Rd	72,128.03	1.90%
	$267,899.15

Had leasing commissions been paid on the full twenty-year extension terms of the six (6) extended Wendy’s leases, there would have been only, approximately, a 1% sales commission due on the five (5) Wendy’s sold in 2023 after the related unamortized leasing commissions.

These commission terms were negotiated in 1993 in exchange for eliminating the 10% General Partner distribution percentage from the Partnership Agreement as then in effect.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $230,139 of earnings has been credited to the Trust as of December 31, 2023. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Except for the U.S. Treasury securities held by the PMA Indemnification Trust which are Level 1 securities, the Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2023 and 2022.

10. SUBSEQUENT EVENTS

We have reviewed all material events through the date of the issuance of this report in accordance with ASC 855-10.

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

(b) Internal Control Over Financial Reporting. The General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the General Partner determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the General Partner, nor any affiliate thereof, adopted or terminated any contract, instruction or written plan for the purchase or sale of any of the Partnership’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Bruce A. Provo, Age –73 - President, Founder and Director, TPG.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2023, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended December 31, 2023, and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2023, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2024. Based on information known to the Partnership or filed by limited partners with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	7,519.94	16.25%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	4,160.03	8.99%
	1819 E. Morten Ave. Suite 180
	Phoenix, AZ 85020

Limited Partnership Interest	Barry Zemel	2,882.20	6.23%
	1819 E. Morten Ave. Suite 180

(1) Based on 46,280.3 Interests outstanding as of March 1, 2024.

(b) As of March 1, 2024, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

(c) Management knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change of control of the Partnership, except for provisions in the PMA.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to the terms of the PMA, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to a $159,000 minimum, annually. The PMA also provides that the Partnership is responsible for reimbursement for office rent and related office overhead (“Expenses”) up to a maximum of $13,250 annually. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, the General Partner elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments. Therefore, as of March 1, 2021, the minimum annual Base Fee paid by the Partnership was decreased to $272,316 and the maximum annual Expenses reimbursement remained at $23,256.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2023 and 2022:

	Incurred for the Year ended December 31, 2023	Incurred for the Year ended December 31, 2022
General Partner
Management fees (including non-contractual assumption of independent financial services)	$272,316	$272,316
Overhead allowance	23,256	23,256
Sales commissions	267,899	34,822
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	56,882	9,560
	$622,853	$342,454

Item 14. Principal Accountant Firm Fees and Services

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2023 and 2022 for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $59,093 and $48,573, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2023 and 2022, Boulay PLLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Aggregate billings for the fiscal year ended December 31, 2023 and 2022, for tax preparation services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $28,050 and $32,028, respectively.

All Other Fees

For the fiscal years ended December 31, 2023 and 2022, Boulay PLLP did not perform any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2023 and 2022

Statements of Income for the Years Ended December 31, 2023 and 2022

Statements of Partners’ Capital for the Years Ended December 31, 2023 and 2022

Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Financial Statements

2.	Financial Statement Schedule

Schedule III – Investment Properties and Accumulated Depreciation, December 31, 2023

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

3.8	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

4.1	Description of Securities, filed as exhibit 4.1 to the Annual Report on 10-K dated March 27, 2023, Commission File 0-17686, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.5	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant, 343 Folly Road, Charleston, South Carolina, filed as exhibit 10.2 to the Current Report on Form 8-K dated July 28, 2021, Commission File 0-17686, and incorporated herein by reference.

10.6	Amended and Restated Restaurant Absolutely Net Lease, Wendy’s Restaurant,1721 Sam Rittenberg, Charleston, South Carolina, filed as exhibit 10.3 to the Current Report on Form 8-K dated July 28, 2021, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes Oxley Section 302 Certifications.

31.2	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Internal Financial Statements of JAI Hospitality RG, LLC for the fiscal years ended January 1, 2023 and December 31, 2023.

99.1	Internal Financial Statements of JAI Augusta, LLC for the fiscal year ended December 31, 2023.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Statements of Income for the years ended December 31, 2023 and 2022, (iii) Statement of Cash Flows for the years ended December 31, 2023 and 2022, and (iv) Notes to the Financial Statements.

Item 16. Form 10-K Summary

None.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

		Initial Cost to Partnership		Costs Capitalized Subsequent	Gross Amount at which Carried at End of Year			Depreciation in Life on which			latest statement of operations is
			Building and	to		Building and		Accumulated	Date of	Date	computed
Property	Encumbrances	Land	Improvements	Acquisitions	Land	Improvements	Total	Depreciation	Construction	Acquired	(years)
Charleston, SC	-	$273,619	$323,162	$-	$273,619	$323,162	$596,781	$323,162	-	12/22/1988	31.5
Charleston, SC	-	273,625	254,500	-	273,625	254,500	528,125	254,500	-	2/21/1989	31.5
Aiken, SC	-	178,521	455,229	-	178,521	455,229	633,750	455,229	-	3/14/1989	31.5
	$-	$725,765	$1,032,891	$-	$725,765	$1,032,891	$1,758,656	$1,032,891

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

SCHEDULE III – INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(B) Reconciliation of “Investment Properties and Accumulated Depreciation”:

	Year Ended	Year Ended		Year Ended	Year Ended
Investment	December 31,	December 31,	Accumulated	December 31,	December 31,
Properties	2023	2022	Depreciation	2023	2022
Balance at beginning of year	$4,788,815	$4,788,815	Balance at beginning of year	$2,843,881	$2,843,881
			Additions charged to costs and expenses	-	-
Deletions:			Deletions:
Sale of Mt Pleasant, SC property	(546,947)		Sale of Mt Pleasant, SC property	(294,878)
Sale of Columbus, OH property	(1,059,464)		Sale of Columbus, OH property	(708,139)
Sale of Peach Orchard Rd, Augusta, GA Property	(647,404)		Sale of Peach Orchard Rd Property	(434,178)
Sale of Whiskey Rd, Aiken, SC Property	(776,344)		Sale of Whiskey Rd Property	(373,795)

Balance at end of year	$1,758,656	$4,788,815	Balance at end of year	$1,032,891	$2,843,881

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

Dated: April 1, 2024

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

Date: April 1, 2024

