Form 10-Q
period 2024-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2024-05-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller Reporting Company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2024 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(unaudited)

INVESTMENT PROPERTIES: (Note 3)

Land	$-	$-
Buildings	-	-
Accumulated depreciation	-	-

Net investment properties	-	-

Properties held for sale	725,765	725,765

OTHER ASSETS:

Cash and cash equivalents	105,003	179,745
Investments held in Indemnification Trust (Note 7)	509,320	487,947
Security deposits escrow	17,551	17,356
Rents and other receivables	-	145,120
Prepaid state income tax	35,118	35,118
Deferred closing costs	33,058	31,291
Prepaid insurance	1,293	1,577
Deferred charges, net	85,638	89,906
Total other assets	786,981	988,060

Total assets	$1,512,746	$1,713,825

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(unaudited)
LIABILITIES:
Accounts payable and accrued expenses	$44,487	$6,466
Due to General Partner (Note 5)	30,157	29,048
Accrued state income tax (Note 8)	204,872	204,872
Distributions payable (Note 8)	-	234,495
Security deposits	17,230	17,230

Total liabilities	296,746	492,111

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner (1993-2023)
Cumulative net income (retained earnings)	543,295	543,341
Cumulative cash distributions	(233,575)	(232,466)
Total general partners’ capital	309,720	310,875
Limited Partners (46,280.3 interests outstanding at March 31, 2024 and December 31, 2023)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	60,152,030	60,156,589
Cumulative cash distributions	(97,763,989)	(97,763,989)
Total Limited Partners’ capital	1,746,509	1,751,068
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	1,216,000	1,221,714

Total liabilities and partners’ capital	$1,512,746	$1,713,825

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2024 and 2023

	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$117,587	$310,320
TOTAL OPERATING REVENUES	$117,587	$310,320
EXPENSES:
Partnership management fees (Note 5)	$45,000	$68,079
Insurance	473	755
General and administrative	6,507	56,072
Advisory Board fees and expenses	750	1,750
Professional services	90,317	67,863
Amortization	4,267	20,076
TOTAL OPERATING EXPENSES	$147,314	$214,595
OTHER INCOME
Gain on sale of property	-	1,036,706
Other interest income	$25,122	$7,830
TOTAL OTHER INCOME	$25,122	$1,044,536

NET (LOSS) INCOME	$(4,605)	$1,140,261
NET (LOSS) INCOME ALLOCATED - GENERAL PARTNER	(46)	11,404
NET (LOSS) INCOME ALLOCATED - LIMITED PARTNERS	$(4,559)	$1,128,857

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST	$(0.10)	$24.39

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(4,605)	$1,140,261
Adjustments to reconcile net income to net cash from operating activities:
Amortization	4,267	20,076
Gain on sale of property	-	(1,036,706)
Changes in operating assets and liabilities
Decrease in rents and other receivables	145,120	342,180
Increase in security deposits escrow	(195)	(15)
Decrease in prepaid insurance	284	755
Increase in accounts payable and accrued expenses	38,022	48,951
Decrease in security deposits	-	(6,365)
(Increase) Decrease in deferred closing costs	(1,767)	12,413
Unearned rental income	-	31,511
Net cash from operating activities	181,126	553,061

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(21,373)	(7,808)
Proceeds from sale of property	-	1,287,565
Net cash (used in) provided by investing activities	(21,373)	1,279,757

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(234,495)	(475,001)
Net cash used in financing activities	(234,495)	(475,001)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,742)	1,357,817
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,745	171,236
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,003	$1,529,053

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$1,109	$7,201

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNERS’ CAPITAL (unaudited)

For the Three Month Periods Ended March 31, 2024 and 2023

	General Partner			Limited Partners
				Capital
				Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net Income	Cash Distributions	Total	Offering Costs	Cumulative Net Income	Cash Distribution	Reallocation	Total	Partners’ Capital
BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714
Net Income	(46)	-	(46)	-	(4,559)	-	-	(4,559)	(4,605)
Distributions declared	-	(1,109)	(1,109)	-	-	-	-	-	(1,109)
BALANCE AT MARCH 31, 2024	$543,295	$(233,575)	$309,720	$39,358,468	$60,152,030	$(97,763,989)	$(840,229)	$906,280	$1,216,000

BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
Net Income	11,404	-	11,404	-	1,128,857	-	-	1,128,857	1,140,261
Distributions declared	-	(5,111)	(5,111)	-	-	(475,001)	-	(475,001)	(480,112)
BALANCE AT MARCH 31, 2023	$431,906	$(180,695)	$251,211	$39,358,468	$49,124,513	$(83,827,269)	$(840,229)	$3,815,483	$4,066,694

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

The Partnership is continuing its orderly liquidation process per the terms of Partnership Agreement as the Partnership’s term expired November 30, 2023. The Partnership had been in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”) since the late 1980’s. The Partnership has sold six Properties in the last two years. The three remaining Properties are leased on a triple net basis to, and operated by, franchisees of the International Wendy’s Company under leases with terms through December 31, 2040. As of March 31, 2024, the Partnership owned three Properties, which are all located in South Carolina.

The Partnership Agreement (as defined below) provides that the Partnership is scheduled to be dissolved on November 30, 2023, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding Interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners.

Pursuant to a consent solicitation that concluded on October 15, 2020, the Partnership solicited and obtained the affirmative consent of limited partners holding more than a majority of the Partnership’s outstanding Interests to authorize the General Partner, to sell the Properties prior to November 30, 2023 if the General Partner determined such sale to be in the best interest of the Partnership and, upon the sale of all Properties, to commence an orderly liquidation, wind-up and dissolution of the Partnership. In connection with such consent, the limited partners approved a resolution granting the General Partner the authority to sell all or substantially all of the Partnership’s assets prior to November 30, 2023 and subsequently liquidate and dissolve the Partnership, without further approval from the limited partners. On August 25, 2023, the General Partner adopted resolutions determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement.

2. RECENTLY ADOPTED ACCOUNTING PRINCIPLES:

None that would have a significant impact on the Partnership.

3. PROPERTIES HELD FOR SALE:

The total cost of the Properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners of the Partnership.

As of March 31, 2024, the Partnership owned three Properties, all of which contained fully constructed Wendy’s restaurants. The Properties are all located in South Carolina and are included in Properties held for sale.

Properties Held for Sale

The Martintown Rd. Property in North Augusta, SC was listed for sale on December 22, 2021 and the listing contract expired in 2023. The Property was sold without agency directly to the tenant on March 31, 2023.

The remaining three Wendy’s Properties were listed for sale on July 12, 2023.

The components of the properties held for sale in the condensed balance sheets as of March 31, 2024 and December 31, 2023 are outlined below:

	March 31,	December 31,
	2024	2023

Balance Sheet:
Land	$725,765	$725,765
Building	1,810,991	1,810,991
Accumulated Depreciation	(1,810,991)	(1,810,991)
Properties held for sale	$725,765	$725,765

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

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2023, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, the General Partner elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum Base Fee was $272,316 annually in 2023. In addition, the maximum annual Expenses reimbursement remained at $23,256 and any potential future CPI adjustments had been suspended. Effective January 1, 2024, Management has elected to reduce the Base Fee from $22,693 per month to $15,000 per month for the first six months of 2024. Management intends to continue to reduce the Base Fee as the remaining Properties are sold and the liquidation process continues. The annual Expense reimbursement was also reduced from $1,938 per month to $1,500 per month for calendar year 2024. Management continues to evaluate these costs in light of the winding up of the Partnership and liquidation of its assets.

For purposes of computing the 4% overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2024 and 2023 are as follows:

	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
General Partner
Management fees	$45,000	$68,079
Overhead allowance	4,500	5,814
Reimbursement for out-of-pocket expenses	-	2,500
Cash distribution	1,109	5,111
	$50,609	$81,504

At March 31, 2024 and December 31, 2023, $30,157 and $29,048, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2024, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three month periods ended March 31, 2024 and 2023 are as follows:

	Incurred for the Three Month Period ended March 31, 2024	Incurred for the Three Month Period ended March 31, 2023
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$375	$875

At March 31, 2024 and December 31, 2023 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2024, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $259,320 of interest earnings has been credited to the Trust as of March 31, 2024. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

8. LIMITED PARTNER STATE INCOME TAXES

For the 2023 tax year, state income taxes were paid on behalf of the Limited Partners to the states of South Carolina, Georgia and Ohio.

In the state of South Carolina, composite tax was filed and paid on behalf of the Limited Partners in the amount of $204,869. This process has been the normal course for the last several years. South Carolina state law does not allow for the payment of tax via pass-through entity (“PTE”) tax return as many other states do. This tax payment was accrued for GAAP and tax purposes in calendar year 2023.

In the states of Ohio and Georgia, PTE payments were made during the first quarter of 2024 and are reflected on the balance sheet as of December 31, 2023 as distributions payable totaling $234,495.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three month period ended March 31, 2024 and the year ended December 31, 2023, there were no such transfers.

10. SUBSEQUENT EVENTS:

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition or results of operations in future periods;

●	our future sources of, and needs for, liquidity and capital resources;

●	our expectations regarding economic and business conditions (both nationally and where the Properties are located);

●	our decisions and policies with respect to the potential retention or disposition of our remaining Properties as we wind-up the Partnership;

●	our ability to timely find a suitable purchaser for any marketed Properties;

●	our ability to agree on an acceptable purchase price or contract terms for any Property sales;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and if necessary identify new tenants;

●	future capital expenditures; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Impairment- The Partnership periodically reviews its long-lived assets, primarily real estate and Properties held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, if deemed necessary, a provision for possible loss is recognized.

Investment Properties

Pursuant to a consent solicitation that concluded on October 15, 2020, the Partnership solicited and obtained the affirmative consent of limited partners holding more than a majority of the Partnership’s outstanding Interests to authorize the General Partner, to sell the Properties prior to November 30, 2023 if the General Partner determined such sale to be in the best interest of the Partnership and, upon the sale of all Properties, to commence an orderly liquidation, wind-up and dissolution of the Partnership. In connection with such consent, the limited partners approved a resolution granting the General Partner the authority to sell all or substantially all of the Partnership’s assets prior to November 30, 2023, and subsequently liquidate and dissolve the Partnership, without further approval from the limited partners.

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

As of March 31, 2024, the Partnership owned three Properties, all of which feature tenants that are Wendy’s franchisees. The Properties are all located in the state of South Carolina and included in Properties held for sale.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending March 31, 2024.

Net (Loss) Income

Net (loss) income for the three month periods ended March 31, 2024 and 2023 were $(4,605) and $1,140,261, respectively. Net (loss) income per limited partnership interest for the three month periods ended March 31, 2024 and 2023 were $(0.10) and $24.39, respectively.

The net loss for the period ended March 31, 2024 when compared to the net income for the prior year period is primarily the net effect of the sale of the Martintown Road Property on March 31, 2023 (with no corresponding Property sale in the 2024 period), and lower Q1 2024 rental income resulting from the Partnership owning fewer rental Properties (as described below).

Results of Operations

Net (loss) income for the three month periods ended March 31, 2024 and 2023 was $(4,605) and $1,140,261, respectively.

Rental Income: Rental income for the three month periods ended March 31, 2024 and 2023 was $117,587 and $310,320, respectively. The rental income was comprised primarily of monthly lease obligations. The decrease in rental income for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is due to the loss in rents associated with the five Properties that were sold during calendar year 2023.

General and Administrative Expense: General and administrative expenses for the three month periods ended March 31, 2024 and 2023 were $6,507 and $56,072, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, XBRL outsourced fees, office supplies, printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, website fees, bank fees and state income tax expense paid on behalf of Limited Partners. The decrease for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is due primarily to the reduction in the management fee and overhead allowance, as well as the change in treatment for 2023 state income taxes due for the 2023 tax year, which were accrued during the 2023 tax year instead of being expensed when paid as had been the practice in prior years.

Professional Services: Professional services expenses for the three month periods ended March 31, 2024 and 2023 were $90,317 and $67,863, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is due primarily to an increase in audit and tax preparation fees, as well as an increase in outsourced financial services fees upon reclassification from Management fees per the Partnership Agreement, as amended.

Cash Flow Analysis

Net cash flows provided by operating activities for the three month periods ended March 31, 2024 and 2023 were $182,235 and $553,061, respectively. The variance in cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to the decrease in net income (excluding the property sale) and due to lower revenues and lower annual percentage rents earned and collected for the 2024 period as compared to the three months ended March 31, 2023 which decreases are primarily the result of the Wendy’s lease amendments which increased the percentage rent breakpoint for all remaining leases.

Cash flows (used in) and provided by investing activities for the three month periods ended March 31, 2024 and 2023 were $(21,373) and $1,279,757. $1.3 million was received from the sale of the Martintown Road Property in March 2023, with no comparable Property sale occurring during the three months ended March 31, 2024. The remaining amounts relate to reinvested interest income from the indemnification trust account for both the 2023 and 2024 periods.

For the three month period ended March 31, 2024 and 2023 cash flows used in financing activities were $234,497 and $475,001, respectively, and consisted of aggregate general and limited partner distributions. Distributions have been and are expected to continue to be made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash balance was $105,003 at March 31, 2024. This balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity are expected to continue to be, for the payment of operating expenses, assumption of Limited Partner state income taxes and distributions. Management anticipates that cash generated through the operations of the Properties and potential sales of Properties will primarily provide the sources for future Partnership liquidity and limited partner distributions of cash flows from operations. The Partnership is in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt with respect to the liquidating operations of the Properties and their eventual sale, are the Partnership’s inability to collect rent receivables and effecting sales of the remaining Properties on acceptable terms. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of operating expenses during liquidation and state income tax payments related to the sales of the remaining Properties in the portfolio.

As of March 31, 2024, the three owned Properties were 100% leased. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended March 31, 2024 and the fiscal year ended December 31, 2023, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures:

As of March 31, 2024 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

	3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

	4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

	4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

	4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

	4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

	4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

	4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

	4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

	31.1	SOX 302 Certification

	31.2	SOX 302 Certification

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Unaudited Condensed Statements of Income (Loss) for the three month periods ended March 31, 2024 and 2023, (iii) Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2024 and 2023, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	May 15, 2024

