Form 10-Q
period 2024-06-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2024-08-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 14, 2024 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2024 and December 31, 2023

ASSETS

	June 30,	December 31,
	2024	2023
	(unaudited)

Properties held for sale (Note 3)	725,765	725,765

OTHER ASSETS:

Cash and cash equivalents	43,998	179,745
Investments held in Indemnification Trust (Note 7)	389,320	487,947
Security deposits escrow	17,748	17,356
Rents and other receivables	-	145,120
Prepaid state income tax	10,222	35,118
Deferred closing costs	39,508	31,291
Prepaid insurance	739	1,577
Deferred charges, net	81,371	89,906
Total other assets	582,906	988,060

Total assets	$1,308,671	$1,713,825

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

June 30, 2024 and December 31, 2023

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,	December 31,
	2024	2023
	(unaudited)
LIABILITIES:
Accounts payable and accrued expenses	$48,244	$6,466
Due to General Partner (Note 5)	1,226	29,048
Accrued state income tax (Note 8)	-	204,872
Distributions payable (Note 8)	-	234,495
Security deposits	17,230	17,230

Total liabilities	66,700	492,111

CONTINGENCIES AND COMMITMENTS (Notes 6 and 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner (1993-Present)
Cumulative net income (retained earnings)	543,556	543,341
Cumulative cash distributions	(233,692)	(232,466)
Total general partners’ capital	309,864	310,875

Limited Partners (46,280.3 interests outstanding at June 30, 2024 and December 31, 2023)

Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	60,177,858	60,156,589
Cumulative cash distributions	(97,763,989)	(97,763,989)
Total Limited Partners’ capital	1,772,337	1,751,068
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	1,241,972	1,221,714

Total liabilities and partners’ capital	$1,308,672	$1,713,825

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Six Month Periods Ended June 30, 2024 and 2023

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 3)	$117,587	$288,376	$235,174	$598,696
TOTAL OPERATING REVENUES	117,587	288,376	235,174	598,696
EXPENSES:
Partnership management fees (Note 5)	45,000	68,079	90,000	136,158
Insurance	554	712	1,027	1,467
General and administrative	9,485	19,414	15,991	75,488
Advisory Board fees and expenses	750	1,750	1,500	3,500
Professional services	32,756	24,870	123,073	92,732
Depreciation	-	-	-	-
Amortization	4,267	9,929	8,535	30,005
TOTAL OPERATING EXPENSES	92,812	124,754	$240,126	$339,350
OTHER INCOME
Other income	-	-	-	-
Other interest income	1,314	169	26,435	7,999
Gain on sale of property	-	-	0	1,036,706
TOTAL OTHER INCOME	1,314	169	26,435	1,044,705

NET INCOME	$26,089	$163,791	$21,483	$1,304,051
NET INCOME ALLOCATED - GENERAL PARTNER	$261	$1,638	$215	$13,041
NET INCOME ALLOCATED - LIMITED PARTNERS	$25,828	$162,153	$21,268	$1,291,010

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$0.56	$3.50	$0.46	$27.90

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2024 and 2023

	Six Months Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,483	$1,304,051
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,535	30,005
Changes in operating assets and liabilities
Gain on sale of property	-	(1,036,706)
Decrease in rents and other receivables	145,120	342,359
(Increase) decrease in security deposit escrow	(392)	13,499
Decrease in prepaid insurance	838	1,566
Decrease in prepaid state income taxes	24,897	-
(Decrease) increase in accounts payable and accrued expenses	(163,095)	34,967
Security deposit refund	-	(6,365)
Increase in deferred closing costs	(8,217)	(58,794)
Increase in unearned rental income	-	31,511
Decrease in due to General Partner	(27,939)	(2,102)
Net cash from operating activities	1,230	653,991

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Proceeds from sale of Property, net	-	1,287,565
Interest applied to Indemnification Trust account	(21,373)	(7,808)
Indemnification Trust account withdrawal	120,000	-
Net cash provided from investing activities	98,627	1,279,757

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(234,495)	(1,725,001)
Cash distributions to General Partner	(1,109)	(5,111)
Net cash used in financing activities	(235,604)	(1,730,112)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(135,747)	203,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,745	171,236
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,998	$374,872

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$117	$737

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Six Month Periods Ended June 30, 2024 and 2023

	General Partner			Limited Partners
				Capital
	Cumulative	Cumulative		Contributions,	Cumulative	Cumulative			Total
	Net	Cash		Net of	Net	Cash			Partners’
	Income	Distributions	Total	Offering Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714
Net Loss	(46)	-	(46)	-	(4,559)	-	-	(4,559)	(4,605)
Distributions declared	-	(1,109)	(1,109)	-	-	-	-	-	(1,109)
BALANCE AT MARCH 31, 2024	$543,295	$(233,575)	$309,720	$39,358,468	$60,152,030	$(97,763,989)	$(840,229)	$906,280	$1,216,000
Net Income	261	-	261	-	25,828	-	-	25,828	26,089
Distributions declared	-	(117)	(117)	-	-	-	-	-	(117)
BALANCE AT JUNE 30, 2024	$543,556	$(233,692)	$309,864	$39,358,468	$60,177,857	$(97,763,989)	$(840,229)	$932,107	$1,241,972

BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
Net Income	11,404	-	11,404	-	1,128,857	-	-	1,128,857	1,140,261
Distributions declared	-	(5,111)	(5,111)	-	-	(475,001)	-	(475,001)	(480,112)
BALANCE AT MARCH 31, 2023	$431,906	$(180,695)	$251,211	$39,358,468	$49,124,513	$(83,827,269)	$(840,229)	$3,815,483	$4,066,694
Net Income	1,638	-	1,638	-	162,153	-	-	162,153	163,791
Distributions declared	-	(737)	(737)	-	-	(1,250,000)	-	(1,250,000)	(1,250,737)
BALANCE AT JUNE 30, 2023	$433,544	$(181,432)	$252,112	$39,358,468	$49,286,666	$(85,077,269)	$(840,229)	$2,727,636	$2,979,748

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

The Partnership is continuing its orderly liquidation process per the terms of Partnership Agreement as the Partnership’s term expired November 30, 2023. The Partnership had been in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”) since the late 1980’s. The Partnership has sold six Properties in the last two years. The three remaining Properties currently owned by the Partnership are leased on a triple net basis to, and operated by, franchisees of the International Wendy’s Company under leases with terms through December 31, 2040. As of June 30, 2024, the Partnership owned three Properties, which are all located in South Carolina. See Note 10 for more information regarding pending Property sales.

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

As of June 30, 2024, the Partnership owned three Properties, all of which contained fully constructed Wendy’s restaurants. The Properties are all located in South Carolina and are included in Properties held for sale. See Note 10.

Properties Held for Sale

The Martintown Rd. Property in North Augusta, SC was listed for sale on December 22, 2021 and the listing contract expired in 2023. The Property was sold without agency directly to the tenant on March 31, 2023.

The remaining three Wendy’s Properties were listed for sale on July 12, 2023.

The components of the properties held for sale in the condensed balance sheets as of June 30, 2024 and December 31, 2023 are outlined below:

	June 30,	December 31,
	2024	2023

Balance Sheet:
Land	$725,765	$725,765
Building	1,810,991	1,810,991
Accumulated Depreciation	(1,810,991)	(1,810,991)
Properties held for sale	$725,765	$725,765

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

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2023, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, the General Partner elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum Base Fee was $272,316 annually in 2023. In addition, the maximum annual Expenses reimbursement remained at $23,256 and any potential future CPI adjustments had been suspended. Effective January 1, 2024, Management has elected to reduce the Base Fee from $22,693 per month to $15,000 per month for the first six months of 2024. Management intends to continue to reduce the Base Fee as the remaining Properties are sold and the liquidation process continues. The annual Expense reimbursement was also reduced from $1,938 per month to $1,500 per month for calendar year 2024. The General Partner continues to evaluate these costs in light of the winding up of the Partnership and liquidation of its assets.

For purposes of computing the 4% overall fee paid to the General Partner, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fee received by the General Partner from the Partnership on any amounts recovered reduce the four percent minimum fee by that same amount.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended June 30, 2024 and 2023 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$45,000	$68,079	$90,000	$136,158
Overhead allowance	4,500	5,814	9,000	11,628
Leasing commissions	-	31,013	-	31,013
Reimbursement for out-of-pocket expenses	2,500	-	2,500	2,500
Cash distribution	117	737	1,226	5,848
Amounts paid and/or accrued to the General Partner	$52,117	$105,643	$102,726	$187,147

At June 30, 2024 and December 31, 2023, $1,226 and $29,048, respectively, was payable to the General Partner.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2024, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three and six month periods ended June 30, 2024 and 2023 are as follows:

	Three Month Period ended June 30, 2024	Three Month Period ended June 30, 2023	Six Month Period ended June 30, 2024	Six Month Period ended June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$375	$875	$750	$1,750

At June 30, 2024 and December 31, 2023 there were no outstanding Advisory Board fees accrued and payable to Jesse Small.

6. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of June 30, 2024, the Partnership may owe TPG $16,296 if the $6,000,000 recovery level is achieved. TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

7. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $259,320 of interest earnings has been credited to the Trust as of June 30, 2024. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three-month period ended June 30, 2024 and the year ended December 31, 2023, there were no such transfers.

10. SUBSEQUENT EVENTS:

Wendy’s – Sam Rittenberg, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.9 million. The Property listing went active on July 12, 2023.

On March 8, 2024, the Partnership lowered the asking price of the Property to $3,684,866.

On July 18, 2024 the Partnership accepted an offer of $3,108,135 as amended July 22, 2024 and the sale is expected to close on or about September 30, 2024.

Wendy’s – Richland Ave, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.4 million. The Property listing went active on July 12, 2023.

On March 8, 2024, the Partnership lowered the asking price of the Property to $3,343,060.

On July 18, 2024 the Partnership accepted an offer of $3,016,300, as amended July 22, 2024 and the sale is expected to close on or about September 30, 2024.

Wendy’s – Folly Road, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.5 million. The Property listing went active on July 12, 2023.

On March 8, 2024, the Partnership lowered the asking price of the Property to $3,341,033.

On July 18, 2024 the Partnership accepted an offer of $2,939,098, as amended July 22, 2024 and the sale is expected to close on or about September 30, 2024.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding financial condition, results of operations in future periods, and matters related to future distributions to the limited partners;

●	our expectations regarding the timing, and terms of planned dispositions of our remaining Properties;

●	our expectations regarding economic and business conditions (both nationally and where the Properties are located) and how conditions could impact the operations of our Properties and their values;

●	our decisions and policies with respect to the potential retention or disposition of our remaining Properties as we wind-up the Partnership;

●	our ability to timely find a suitable purchaser for any marketed Properties, and once under contract with a purchaser, the ability of third-party purchasers to close on transactions;

●	our ability to agree on an acceptable terms for any Property sales;

●	our ability to collect rents on our leases;

●	our ability to maintain relationships with our tenants, and, if necessary identify new tenants; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and expects to continue to pursue and effect the orderly disposition of the Partnership’s remaining Properties.

As of June 30, 2024, the Partnership owned three Properties, all of which feature tenants that are Wendy’s franchisees. The Properties are all located in the state of South Carolina and included in Properties held for sale. See Note 10 for more information regarding the pending Property sales.

Property taxes, general maintenance, insurance and ground rent on the Properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a Property becomes vacant, the Partnership makes the appropriate property tax payments to avoid possible foreclosure of the Property.

There were no building improvements capitalized during the three month period ending June 30, 2024.

Net Income

Net income for the three-month periods ended June 30, 2024 and 2023 was $26,089 and $163,791, respectively. Net income per limited partnership interest for the three-month periods ended June 30, 2024 and 2023 was $0.56 and $3.50, respectively. Net income for the six-month periods ended June 30, 2024 and 2023 was $21,483 and $1,304,051, respectively. Net income per limited partnership interest for the six-month periods ended June 30, 2024 and 2023 was $0.46 and $27.90, respectively.

The decrease in net income for the three and six months ended June 30, 2024 when compared to the net income for the prior year periods is primarily the net effect of the sale of the Martintown Road Property on March 31, 2023 (with no corresponding Property sale in the 2024 periods), and lower rental income resulting from the Partnership owning fewer rental Properties (as described below). See paragraphs below for further information as to the primary factors that contributed to the variances in operating income and expense items from the 2023 periods to the 2024 periods.

Results of Operations

Three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023:

Operating Rental Income: Rental income for the three-month periods ended June 30, 2024 and 2023 was $117,587 and $288,376, respectively. The rental income was comprised of monthly lease obligations. The decrease in rental income for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 is due to the loss in rents associated with the five Properties that were sold during calendar year 2023 after June 30, 2023.

General and Administrative Expense: General and administrative expenses for the three-month periods ended June 30, 2024 and 2023 were $9,485 and $14,351, respectively. General and administrative expenses were comprised of state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 is due primarily to the reduction in the management fee and overhead allowance, as well as the change in treatment for 2023 state income taxes due for the 2023 tax year, which were accrued during the 2023 tax year instead of being expensed when paid as had been the practice in prior years.

Professional Services: Professional services expenses for the three-month periods ended June 30, 2024 and 2023 were $32,756 and $24,870, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 is due primarily to an increase in outsourced financial services fees upon reclassification from management fees per the Partnership Agreement, as amended.

Six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023:

Income from operations for the six-month periods ended June 30, 2024 and 2023 were $21,483 and $1,304,051, respectively. The 2023 period included the sale of one Property during that period, whereas there were no Property sales during the six months ended June 30, 2024.

Operating Rental Income: Rental income for the six-month periods ended June 30, 2024 and 2023 was $235,174 and $598,696, respectively. The rental income was comprised of monthly lease obligations. The decrease from the 2023 period to the 2024 period is due to the loss in rents associated with the five Properties that were sold during calendar year 2023 after June 30, 2023.

General and Administrative Expense: General and administrative expenses for the six-month periods ended June 30, 2024 and 2023 were $108,518 and $216,613, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees, and state income tax expenses. The decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due primarily to the reduction in the management fee and overhead allowance, as well as the change in treatment for 2023 state income taxes due for the 2023 tax year, which were accrued during the 2023 tax year instead of being expensed when paid as had been the practice in prior years.

Professional services: Professional services expenses for the six-month periods ended June 30, 2024 and 2023 were $123,073 and $92,732, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due primarily to an increase in outsourced financial services fees upon reclassification from management fees per the Partnership Agreement, as amended.

Cash Flow Analysis

Net cash flows provided by operating activities for the six-month periods ended June 30, 2024 and 2023 were $1,230 and $653,991, respectively. The decrease is attributed to lower net income (net of the gain on the sale of property during the 2023 period) during the 2024 period versus the 2023 period in addition to the state income tax payments to Ohio, South Carolina and Georgia totaling $234,495 in the first quarter and $207,093 in the second quarter attributable to 2023 income.

Cash flows provided from investing activities for the six-month periods ended June 30, 2024 and 2023 were $98,627 and $1,279,757, respectively. The 2024 amount represents the net of interest earned on the indemnification trust account offset by a withdrawal from the indemnification trust to support state income tax payments made on behalf of Limited Partners. The 2023 amount represents the proceeds from the sale of the Partnership’s former Martintown Road property that was sold during the 2023 period offset partially by interest earned on the indemnification trust account.

For the six-month period ended June 30, 2024, cash flows used in financing activities was $235,604 and consisted of aggregate limited partner distributions of $234,495 (in the form of Ohio state pass thru entity tax payment of $53,220 and Georgia pass thru entity tax in the amount of $183,499), and general partner distributions of $1,109.

For the six-month period ended June 30, 2023, cash flows used in financing activities was $1,730,112 and consisted of aggregate limited partner distributions of $1,725,001, and general partner distributions of $5,111.

Liquidity and Capital Resources

The Partnership’s cash balance was $43,998 at June 30, 2024. This balance represents amounts deemed necessary to allow the Partnership to operate normally.

The Partnership’s principal demands for liquidity are expected to continue to be, for the payment of operating expenses, assumption of Limited Partner state income taxes and distributions. Management anticipates that cash generated through the operations of the Properties and sales of Properties will primarily provide the sources for future Partnership liquidity and limited partner distributions of cash flows from operations. The Partnership is in competition with sellers of similar properties to locate suitable purchasers for its Properties. The two primary liquidity risks in the absence of mortgage debt with respect to the liquidating operations of the Properties and their eventual sale, are the Partnership’s inability to collect rent receivables and completing anticipated sales of the remaining Properties. The amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of operating expenses during liquidation and state income tax payments related to the sales of the remaining Properties in the portfolio.

As of June 30, 2024, the three owned Properties were 100% leased. In addition, the Partnership collected 100% of its base rent that was owing from current operating tenants for the period ended June 30, 2024 and the fiscal year ended December 31, 2023, which we believe is a good indication of overall tenant quality and stability.

There are no leases set to expire in 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of June 30, 2024 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1	Sarbanes-Oxley Section 302 Certification

31.2	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Statements of Income for the three and six month periods ended June 30, 2024 and 2023, (iii) Unaudited Condensed Statement of Cash Flows for the six month periods ended June 30, 2024 and 2023, (iv) Unaudited Condensed Statements of Partners’ Capital for the six month periods ended June 30, 2024 and 2023, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Lynette L. DeRose
Lynette L. DeRose
(Chief Financial Officer and
Duly Authorized Officer of the Partnership)

Date:	August 14, 2024

