Form 10-K
period 2024-12-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2025-04-15
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 1, 2025 the registrant had 46,280.3 units of limited partnership interests issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

Background

DiVall Insured Income Properties 2 Limited Partnership (the “Partnership”) is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated as of November 20, 1987, and governed by a Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”). The Partnership is managed by its general partner, The Provo Group, Inc. (“TPG” or the “General Partner”). As of December 31, 2024, the Partnership had 1,089 limited partners owning an aggregate of 46,280.3 units of Limited Partnership Interests (the “Interests”).

The Partnership was engaged in the business of owning and operating an investment portfolio of commercial real estate properties (each a “Property,” and collectively, the “Properties”). At December 31, 2023, the Partnership owned three Properties, all located in South Carolina. During the year ended December 31, 2024, the Partnership closed on the sale of these three Properties, and no longer owns any Properties.

The Partnership Agreement provides that the Partnership would be dissolved on November 30, 2023, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all its Properties; (b) the written determination by the General Partner, that the Partnership’s assets may constitute “plan assets” for purposes of ERISA; (c) the agreement of limited partners owning a majority of the outstanding Interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the limited partners.

As previously disclosed by the Partnership, pursuant to a consent solicitation that concluded on October 15, 2020, the Partnership solicited and obtained the affirmative consent of limited partners holding more than a majority of the outstanding Interests to authorize the General Partner, to sell the Properties prior to November 30, 2023 if the General Partner determined such sale to be in the best interest of the Partnership and, upon the sale of all Properties, to commence an orderly liquidation, wind-up and dissolution of the Partnership. In connection with such consent, the limited partners approved a resolution granting the General Partner the authority to sell all or substantially all of the Partnership’s assets prior to November 30, 2023, and subsequently liquidate and dissolve the Partnership, without further approval from the limited partners.

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners after evaluating potential claims predominately from unknown exposures that may be arise from matters such as nuisance, but costly threats of litigation holding up final tax return preparation and Limited Partner distributions (if any).

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

Effective January 1, 2025, the PMA was renewed for a two-year period ending December 31, 2026. The PMA can be terminated earlier (a) by a vote at any time by a majority interest of the limited partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon 60 days’ written notice from TPG to the limited partners of the Partnership.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents seeking to elect TPG as the General Partner. The first Advisory Board was established in October 1993. Among other functions, the three-person Advisory Board has the following rights and duties: to review operational policies and practices; to review extraordinary transactions; to review internal financial controls and practices; and to review the performance of the independent auditors of the Partnership. The Advisory Board’s powers are advisory only and the Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the limited partners concerning Partnership business. During the year ended December 31, 2024 members of the Advisory Board were compensated $1,500.

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

Item 1A. Risk Factors

The Partnership is subject to a variety of risks attendant to its prior ownership and lease of commercial real property, including risks related to: (i) third-party claims related to, or liabilities attributed to, the period during which the Partnership owned a particular Property; (ii) tax audits and any related assessments and related obligations to defend against disputes arising from such assessments; (iii) potential claims from Limited Partners and stakeholders arising from the Partnership’s operations and administration; and (iv) various other factors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Partnership has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The General Partner has oversight responsibility for the Partnership’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

As of December 31, 2024, the Partnership did not own any Properties. As part of its wind-up process the Partnership sold a total of eight Properties during 2023 and 2024.

The Properties previously were leased to franchisees of national quick service restaurants.

The following summarizes activities related to the Properties sold during 2023 and 2024.

Sale of Martintown Road Property

On March 31, 2023, the Martintown Road Property was sold for approximately $1.4 million. The Partnership received proceeds from the sale of approximately $1.3 million, and the gain on the sale was approximately $1.0 million.

Sale of Mt. Pleasant, SC Property

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.2 million. The Property listing went active on July 12, 2023.

On July 20, 2023, the Partnership accepted an offer to sell the Property at asking price. On August 31, 2023, the Partnership sold the Property for approximately $3.2 million. The gain on the sale was approximately $2.8 million.

Sale of Applebee’s Property

On April 11, 2023, the Partnership signed a listing agreement to offer its Applebee’s Property for a sale price of $2.3 million. As of June 27, 2023, the tenant waived its right of first offer contained in the lease.

On July 13, 2023, the Partnership accepted an offer to sell the Property for approximately $2.1 million. On September 7, 2023, the Partnership sold the Property and the gain on the sale was approximately $1.6 million.

Wendy’s – Peach Orchard Road, Augusta, GA Property

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $4.1 million. The Property listing went active on July 12, 2023.

On August 7, 2023, the Partnership accepted an offer to sell the Property for approximately $3.8 million. The sale closed on November 1, 2023, and the gain was approximately $3.4 million.

Wendy’s – Whiskey Road, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $4.0 million. The Property listing went active on July 12, 2023.

On October 6, 2023, the Partnership accepted an offer to sell the Property for approximately $3.8 million. The sale closed on November 6, 2023, and the gain was approximately $3.2 million.

Wendy’s – Folly Road, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.5 million. On March 8, 2024, the Partnership lowered the asking price of the Property to approximately $3.3 million. On July 18, 2024, the Partnership accepted an offer of approximately $2.9 million, as amended July 22, 2024, and the sale closed on October 15, 2024, and the gain was approximately $2.5 million.

Wendy’s – Richland Ave, Aiken, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.4 million. On July 18, 2024, the Partnership accepted an offer of approximately $3.0 million, as amended July 22, 2024, and the sale closed on October 15, 2024, and the gain was approximately $2.6 million.

Wendy’s – Sam Rittenberg, Charleston, SC

On June 6, 2023, the Partnership executed a listing agreement with Matthews Real Estate Investment Services, Inc. for the sale of the Property with an asking price of $3.9 million. On March 8, 2024, the Partnership lowered the asking price of the Property to approximately $3.7 million. On July 18, 2024, the Partnership accepted an offer of approximately $3.1 million as amended July 22, 2024, and the sale closed on October 15, 2024, and the gain was approximately $ 2.6 million.

 Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which the Partnership is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Although from time to time some Interests have been traded, there historically was not an active public market for the Interests, and it is not anticipated that an active public market for the Interests will develop. As of January 1, 2022, the General Partner halted public trading of the Interests in anticipation of the winding-up and liquidation of the Partnership.

(b)	As of March 1, 2025, there were 1,089 record holders of Interests.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for net income and loss of the Partnership to be allocated on a quarterly basis, 99% to the limited partners and 1% to the General Partner. The Partnership Agreement provides for the distribution of net cash receipts and net proceeds to the limited partners and General Partner at times that the General Partner deems appropriate, but no less often than semi-annually, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. See Note 4 to the financial statements for further information.

(d)	The Partnership has no equity compensation plans under which equity securities of the Partnership have been issued or are reserved for issuance.

(e)	The Partnership did not conduct sales of unregistered securities during the period covering this Annual Report.

(f)	The Partnership did not repurchase or redeem any Interests during the 2024 fiscal year.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding our financial condition, and matters related to the timing to wind-up the Partnership’s operations;

●	our expectations regarding the timing and efforts to satisfy existing or potential Partnership obligations as we wind-up the Partnership;

●	our expectations regarding economic and business conditions and how conditions could impact the wind-up of the Partnership;

●	our decisions and policies with respect to the potential disposition of our remaining cash equivalent assets as we wind-up the Partnership;

●	costs and expenses to complete the wind-up and dissolution of the Partnership;

●	any contingent liabilities related to our former Properties or other Partnership matters; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

The Partnership believes that its most significant accounting policies for the year ended December 31, 2024 pertain to:

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

Investment Properties and Properties Held for Sale

As of December 31, 2023, the Partnership owned three Properties, all of which feature tenants that are Wendy’s franchisees. Those Properties were located in the state of South Carolina. These Properties were held for sale during 2024 until their final sale and disposition in October 2024. As of December 31, 2024, the Partnership owned no Properties.

Property taxes, general maintenance, insurance and ground rent on the Properties were the responsibility of the respective tenants. A more detailed discussion of tax payments, insurance and ground rent is provided in Item 2, and incorporated herein by this reference.

There were no building improvements capitalized during 2024 or 2023.

Further Information

A summary of significant developments for the year ended December 31, 2024, by Property, for Properties with such developments, can be found in Item 2, Properties.

Net Income

Net income for the fiscal years ended December 31, 2024 and 2023 was $7,686,814 and $12,283,772, respectively. Net income per Limited Partner Interest for the fiscal years ended December 31, 2024 and 2023 was approximately $164 and $263, respectively.

The decrease in net income from 2023 to 2024 was primarily the result of the Partnership owning fewer Properties during the 2024 fiscal year compared to the 2023 fiscal year which resulted in lower rental income, together with the gain on the Properties sold during 2024 when the Partnership sold its three remaining Properties versus 2023 when the Partnership sold five Properties. See the paragraphs below for further information as to variances in individual operating income and expense items.

Fiscal year ended December 31, 2024 as compared to fiscal year ended December 31, 2023:

Operating Rental Income: Operating rental income for the fiscal years ended December 31, 2024 and 2023 was $370,462 and $1,164,512, respectively. The rental income was comprised of monthly lease obligations per the tenant leases and percentage rents obligations related to operating tenants who had reached their sales breakpoint. The decrease in 2024 compared to 2023 was due to the lower base rental income and percentage rent due to sales of Properties in each of 2024 and 2023.

The Partnership is in its wind-up and liquidation process and will not have operating rental income in 2025.

Partnership Management Fees Expense: Partnership management fees expense for the fiscal years ended December 31, 2024 and 2023 were $165,000 and $272,316, respectively. The General Partner receives a fee for managing the Partnership. See Note 5, Transactions with General Partner and Its Affiliates, for further information.

General and Administrative Expense: General and administrative expenses for the fiscal years ended December 31, 2024 and 2023 were $26,713 and $34,558, respectively. General and administrative expenses were comprised of management expense, state/city registration and annual report filing fees, office supplies and printing costs, outside storage expenses, copy/fax costs, postage and shipping expenses, long-distance telephone expenses, website fees, and bank fees. Total operating general and administrative expenses for the fiscal year ended December 31, 2024 were lower than in the fiscal year ended December 31, 2023, primarily due to lower postage, printing and filing fee expenses.

State Income Tax Expense: During the year ended December 31, 2023, the Partnership began accruing the estimated state tax due for each property sold. Because five Properties were sold during 2023, a total of $204,872 was accrued for payment of state tax and were paid with the state tax returns filed during the first quarter of 2024. State taxes paid on behalf of Limited Partners due to sales of three Properties located in South Carolina during 2024 were filed via a “composite” state tax return and deemed a partnership distribution of capital.

Professional Services: Professional services expenses for the fiscal years ended December 31, 2024 and 2023 were $169,205 and $130,889, respectively. Professional service expenses were primarily comprised of investor relations data processing, outsourced financial service fees, investor mailings processing, website design, legal, auditing and tax preparation fees, electronic tax filings, and SEC report conversion and processing fees. The primary reason for the increased professional services expenses year over year was the result of the Partnership’s increased use of outsources financial service fees for a portion the year ended December 31, 2024 and as a result of their reclassification from management fees per the Partnership Agreement (as amended).

Cash Flow Analysis

Net cash flows provided by operating activities for the fiscal years ended December 31, 2024 and 2023 were $38,592 and $805,669, respectively. Cash flows from operating activities was lower in 2024 primarily due to the decrease in net income year over year resulting from the Partnership holding fewer Properties during 2024 than in 2023 and offset by the gain on the sale of the Properties sold and the decrease in percentage rent receivable year over year. For 2023, cash flow from financing activities has been updated to reflect all distributions payable that were originally included in cash flow from operations.

Depreciation and amortization are non-cash items and do not affect the current operating cash flow of the Partnership or distributions to the limited partners.

Cash flows provided from investing activities for the fiscal years ended December 31, 2024 and 2023 were $8,424,246 and $13,409,990, respectively. The 2024 amount is primarily comprised of proceeds from the sales of three Properties during 2024. The 2023 amount is largely comprised of proceeds from the sales of five Properties during 2023.

For the fiscal year ended December 31, 2024 cash flows used in financing activities were $(7,800,469) and consisted of aggregate limited partner distributions of $7,734,495 and General Partner distributions of $65,974. For the fiscal year ended December 31, 2023, cash flows used in financing activities were $(14,207,150) and consisted of aggregate limited partner distributions of $14,177,226 and General Partner distributions of $29,924. Both limited partner and General Partner distributions have been, and will continue to be, made in accordance with the Partnership Agreement.

Liquidity and Capital Resources

The Partnership’s cash and cash equivalent balance was $842,114 at December 31, 2024.

The Partnership’s principal demands for funds historically have been for the payment of expenses attendant to the ownership of real property assets, Partnership administration and distributions to limited partners. During 2024, after the sale of its remaining three Properties the Partnership distributed substantially all of the net sale proceeds to the limited partners. The Partnership has retained limited assets to administer its remaining wind-up activities, and after satisfying the Partnership’s remaining obligations and settlement with the General Partner of unknown contingent liabilities hopes to make one or more further distributions to the Limited Partners. However, the amount of cash to be distributed to our limited partners is determined by the General Partner and is dependent on a number of factors, including funds available for payment of distributions, payment of state income taxes and Partnership administrative costs.

As of December 31, 2024 and 2023, during the period in which the Partnership owned Properties, each Property owned was leased. In addition, the Partnership collected 100% of its base rent due from current operating tenants for the years ended December 31, 2024 and 2023.

All three remaining Properties the Partnership owned for a portion of 2024 prior to their sale, plus four out of the five properties sold during 2023, were/are operated as Wendy’s fast food restaurants and are franchises of the International Wendy’s Company.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disposition Policies

Under the Partnership’s governing documents, the General Partner was granted discretion as to whether and when to sell a Property. In accordance with the Partnership Agreement and the authorization from, direction provided by, the limited partners in the 2020 consent solicitation the General Partner caused the Partnership to sell its remaining Properties during the 2023 and 2024 fiscal years.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiVall Insured Income Properties 2 Limited Partnership (the Partnership) as of December 31, 2024 and 2023, and the related statements of income, partners’ capital and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Minneapolis, Minnesota

April 15, 2025

MN: Eden Prairie, Mankato, Minneapolis (t) 952.893.9320

BoulayGroup.com

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2024	2023

INVESTMENT PROPERTIES: (Note 3)

Land	$-	$-
Buildings	-	-
Accumulated depreciation	-	-

Net investment properties	-	-

Properties held for sale	-	725,765

OTHER ASSETS:

Cash and cash equivalents	842,114	179,745
Investments held in Indemnification Trust (Note 8)	514,687	487,947
Security deposits escrow	18,129	17,356
Rents and other receivables	-	145,120
Prepaid state income tax	10,222	35,118
Deferred closing costs	-	31,291
Prepaid insurance	-	1,577
Deferred charges, net	-	89,906
Total other assets	1,385,153	988,060

Total assets	$1,385,153	$1,713,825

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

BALANCE SHEETS

LIABILITIES

	December 31,	December 31,
	2024	2023

LIABILITIES:
Accounts payable and accrued expenses	$13,551	$6,466
Due to General Partner (Note 5)	166	29,048
Accrued state income tax	-	204,872
Distributions payable	231,000	234,495
Security deposits	-	17,230

Total liabilities	244,717	492,111

CONTINGENCIES AND COMMITMENTS (Note 7)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 4)
General Partner (1993-Present)
Cumulative net income (retained earnings)	620,209	543,341
Cumulative cash distributions	(269,558)	(232,466)
Total general partners’ capital	350,651	310,875
Limited Partners (46,280.3 interests outstanding at December 31, 2024 and December 31, 2023)
Distribution payable	-	-
Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	67,766,535	60,156,589
Cumulative cash distributions	(105,494,989)	(97,763,989)
Total Limited Partners’ capital	1,630,014	1,751,068
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	1,140,436	1,221,714

Total liabilities and partners’ capital	$1,385,153	$1,713,825

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF INCOME

	Year then ended
	December 31,	December 31,
	2024	2023

OPERATING REVENUES:
Rental income	$370,462	$1,164,512
TOTAL OPERATING REVENUES	370,462	1,164,512
EXPENSES:
Partnership management fees	165,000	272,316
Insurance	1,678	2,732
General and administrative	26,713	34,558
Advisory Board fees and expenses	3,000	6,000
Professional services	169,205	130,889
State income tax expense	1,243	237,520
Amortization	89,905	168,488
TOTAL OPERATING EXPENSES	$456,744	$852,503
OTHER INCOME
Other interest income	47,874	23,993
Gain on sale of property	7,725,221	11,947,770
TOTAL OTHER INCOME	7,773,095	11,971,763

NET INCOME	$7,686,814	$12,283,772
NET INCOME ALLOCATED - GENERAL PARTNER	$76,868	$122,838
NET INCOME ALLOCATED - LIMITED PARTNERS	$7,609,946	$12,160,933

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP INTEREST	$164.43	$262.77

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2024 and 2023

	General Partner			Limited Partners
				Capital Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net	Cash		Offering	Cumulative	Cash			Partners’
	Income	Distributions	Total	Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714
2024 Net Income	76,868	-	76,868	-	7,609,946	-	-	7,609,946	7,686,814
Distributions declared	-	(37,092)	(37,092)	-	-	(7,731,000)	-	(7,731,000)	(7,768,092)
BALANCE AT DECEMBER 31, 2024	$620,209	$(269,558)	$350,651	$39,358,468	$67,766,535	$(105,494,989)	$(840,229)	$789,785	$1,140,436

BALANCE AT DECEMBER 31, 2022	$420,502	$(175,584)	$244,918	$39,358,468	$47,995,656	$(83,352,268)	$(840,229)	$3,161,627	$3,406,545
2023 Net Income	122,839	-	122,839	-	12,160,933	-	-	12,160,933	12,283,772
Distributions declared	-	(56,882)	(56,882)	-	-	(14,411,721)	-	(14,411,721)	(14,468,603)
BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	Year then Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,686,814	$12,283,772
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89,905	168,488
Gain on sale of property	(7,725,221)	(11,947,770)
Changes in operating assets and liabilities
Decrease in rents and other receivables	145,120	197,239
Decrease (increase) in security deposit escrow	(774)	42,108
Decrease in prepaid insurance	1,577	938
(Decrease) increase in accounts payable and accrued expenses	7,085	(30,153)
(Decrease) increase in accrued state income tax	(204,872)	204,872
Prepaid state income tax	24,896	(6,743)
Prepaid rent	-	(53,114)
Deferred closing cost	31,291	(18,878)
Security deposit refund	(17,230)	(35,090)
Net cash from operating activities	38,592	805,669

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Proceeds from sale of Property, net	8,450,986	13,417,798
Interest applied to Indemnification Trust account	(26,740)	(7,808)
Indemnification Trust account withdrawal		-
Net cash provided from investing activities	8,424,246	13,409,990

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(7,734,495)	(14,177,226)
Cash distributions to General Partner	(65,974)	(29,924)
Net cash used in financing activities	(7,800,469)	(14,207,150)

NET INCREASE IN CASH AND CASH EQUIVALENTS	662,369	8,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,745	171,236
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$842,114	$179,745

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$231,166	$263,543

The accompanying notes are an integral part of these financial statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Partnership is currently winding up its operations per the terms of Partnership Agreement as the Partnership’s term expired November 30, 2023 and at December 31, 2024 no longer owned any real property assets. The Partnership was in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”) since the late 1980’s. The Partnership sold its remaining eight Properties in the last two years.

During the 2020 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually.

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners after evaluating potential claims predominately from unknown exposures that may be arise from matters such as nuisance, but costly threats of litigation holding up final tax return preparation and Limited Partner distributions (if any).

Significant Accounting Policies

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for financial statement purposes.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for sale.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and 2023 there were no values for allowance for credit losses based on an analysis of specific accounts and historical experience.

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

The Partnership is not subject to federal income tax because its income and losses are includable in the tax returns of its partners but may be subject to certain state taxes. FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when challenged or when examined by the applicable taxing authority. Management has determined that there were no material uncertain income tax positions. Tax returns filed by the Partnership generally are subject to examination and audit by U.S. and state taxing authorities for three years from the date a return was filed (or the due date, if later).

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Deferred charges represent leasing commissions paid when the Properties are leased and upon the negotiated extension of a lease. Leasing commissions were capitalized and amortized over the term of the lease until sale, at which time such commission were incorporated in the sales gain. Leasing commissions related to Properties that were sold were removed from the balance sheet in 2023.

When the Partnership made the decision to sell a Property, it was reclassed from investment properties to properties held for sale. When properties are considered held for sale, depreciation of the properties is discontinued, and the properties are valued at the lower of the depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Property previously classified as held for sale is no longer to be sold, the property is reclassified as held and used. Such Property was then measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

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

The components of the properties held for sale in the condensed balance sheets as of December 31, 2023 are outlined below. There were no Properties held for sale as of December 31, 2024.

December 31, 2023

Balance Sheet:
Land	$725,765
Building	1,810,991
Accumulated Depreciation	(1,810,991)
Properties held for sale	$725,765

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss would be recognized, if any. There were no adjustments to carrying values for the fiscal years ended December 31, 2024 and 2023.

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

As of December 31, 2023, the Partnership owned three Properties, all of which contained fully constructed Wendy’s restaurants. These Properties were all located in South Carolina and are included in Properties held for sale as of December 31, 2023 and sold during fiscal year 2024. As of December 31, 2024, the Partnership did not own any Properties.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners after evaluating potential claims predominately from unknown exposures that may be arise from matters such as nuisance, but costly threats of litigation holding up final tax return preparation and Limited Partner distributions (if any).

5. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (the “PMA”) executed in 1993, and, effective January 1, 2025 renewed for an additional two-year term, the General Partner receives a Base Fee for managing the Partnership equal to four percent of gross receipts, subject to an initial annual minimum amount of $159,000. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expense reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, management elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments. Therefore, as of March 1, 2021, the minimum annual Base Fee paid by the Partnership was decreased to $272,316 and the maximum annual Expenses reimbursement remained at $23,256.

For purposes of computing the four percent overall fees, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. The fees received from the Partnership on the amounts recovered reduce the four percent minimum fee by that same amount.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Amount paid and/or accrued to the General Partner and its affiliates for the years ended December 31, 2024 and 2023, are as follows:

	Incurred for the	Incurred for the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(unaudited)	(unaudited)
General Partner
Management fees	$165,000	$272,316
Overhead allowance	18,000	23,256
Property sale commissions	207,906	267,899
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	37,092	56,882
Amounts paid and/or accrued to the General Partner	$430,498	$622,853

At December 31, 2024 and 2023, $231,166 and $263,543, respectively, were the distributions payable to the General Partner.

6. TRANSACTIONS WITH OWNERS WITH GREATER THAN TEN PERCENT BENEFICIAL INTERESTS:

As of December 31, 2024, an Advisory Board Member, Jesse Small, beneficially owns greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for the fiscal years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Advisory Board Fees paid	$1,500	$3,000
	$1,500	$3,000

At December 31, 2024 and 2023, there were no outstanding Advisory Board fees accrued and payable to Mr. Small.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. TPG does not expect any future refund, as it has not deemed that the $6,000,000 recovery level was not achieved.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

7. CONTINGENT LIABILITIES (cont’d):

As per the Partnership Agreement, it has been the consistent practice of the Partnership to compensate the General Partner (“G.P.”) for leasing and property sales commissions. To the extent a particular property was sold, any unamortized leasing commissions earned previously by the G.P. for a property were applied as a reduction to the sales commission due the G.P.

During 2021, six (6) leases were extended twenty (20) years through 2040 with significant increases in fixed rents. Such extended terms and future rentals are subject to market leasing commissions for the G.P. not to exceed 3%, subject to the G.P.’s discretion.

Although the lease terms were extended twenty (20) years through December 31, 2040 and a 3% commission would equate to $609,138 on guaranteed fixed rentals, the G.P. believes a market negotiation would limit any lease commission to the first 10 years of term. Accordingly, the commission for ten (10) years would equate to $304,569 payable on the commencement date of the extended term as of January 1, 2021. However, it is the policy of the Partnership to reduce extended commissions due by the unamortized balance of deferred leasing commissions previously paid. In the instant case, the unamortized balance remaining at December 31, 2020 for the previous term through November 6, 2026 for the six (6) properties was $81,935; which reduces the commission due on January 1, 2021 to $222,634. If these properties were sold in two years the only amortized commission would be $44,526 and the balance paid of $178,108 would reduce the future property sales commissions earned by $178,108. Accordingly, the net sales commission since liquidation was approximately 2.04% versus the 3.0% allowable.

The impact of the General Partner initiated policy of reducing sales commissions (up to 3% of sales price) by the unamortized leasing commissions at date of sale for the years ended December 31, 2023 and 204 is summarized below:

	TPG Sales Commission Paid (Net of unamortized leasing commission)
Property	Amount	Percentage
2023 Sales
Martintown Rd	$31,012	2.30%

Mt Pleasant, SC	66,225	2.06%

Applebee’s	21,250	1.00%

Peach Orchard	77,282	2.02%

Whiskey Rd	72,128	1.90%
	$267,899

2024 Sales
Folly Road	$69,596	2.37%

Richland Ave.	67,421	2.24%

Sam Rittenberg	70,889	2.28%
	$207,906

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

8. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving as the General Partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, $264,687 of earnings has been credited to the Trust as of December 31, 2024. The rights of TPG to the Trust will be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid any funds remaining in the Trust will revert back to the general funds of the Partnership. Alternatively, the General Partner may settle with the Partnership, with any such settlement to be submitted to, and approved through a Limited Partner consent solicitation, whereby the General Partner would assume all future exposures in exchange for a distribution of a portion of the undistributed, but taxed, General Partner taxable earnings to facilitate acceleration of the Partnership wind-up and allow for a final distribution to Limited Partners.

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

Except for the U.S. Treasury securities held by the PMA Indemnification Trust which are Level 1 securities, the Partnership did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2024 and 2023.

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

(b) Internal Control Over Financial Reporting. The General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the General Partner determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the General Partner, nor any affiliate thereof, adopted or terminated any contract, instruction or written plan for the purchase or sale of any of the Partnership’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

The Partnership has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Partnership’s securities by directors, officers and employees, or the Partnership as the Partnership’s securities are not, and have not been, listed on a national securities exchange or over the counter market and there is not a public market for the Interests.

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

Bruce A. Provo, Age –74 - President, Founder and Director, TPG.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2024, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended December 31, 2024, and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2024, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth certain information with respect to such beneficial ownership of the Partnership as of March 1, 2025. Based on information known to the Partnership or filed by limited partners with the SEC, the following persons are known to beneficially own 5% or more of the outstanding Interests as follows:

		Interests	Percentage of
Title of	Name and Address of	Beneficially	Interests
Class	Beneficial Owner	Owned	Outstanding (1)

Limited Partnership Interest	Jesse Small	7,519.94	16.25%
	401 NW 10th Terrace
	Hallandale, FL33009

Limited Partnership Interest	Ira Gaines	4,160.03	8.99%
	1819 E. Morten Ave., Suite 180
	Phoenix, AZ 85020

Limited Partnership Interest	Barry Zemel	2,882.20	6.23%
	1819 E. Morten Ave. Suite 180 Phoenix, AZ 85020

(1) Based on 46,280.3 Interests outstanding as of March 1, 2025.

(b) As of March 1, 2025, the General Partner and the person who performs the functions of the principal executive officer of the General Partner did not beneficially own any Interests.

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

The PMA had an original expiration date of December 31, 2002. The term of the PMA has been extended multiple times and is currently set to expire on December 31, 2026. The PMA can be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that TPG has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from TPG to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG will be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

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

The Partnership paid and/or accrued the following to the General Partner and its affiliates in 2024 and 2023:

	Incurred for the	Incurred for the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
General Partner
Management fees	$165,000	$272,316
Overhead allowance	18,000	23,256
Property sales commissions =	207,906	274,059
Reimbursement for out-of-pocket expenses	2,500	2,500
Cash distribution	37,092	56,882
Amounts paid and/or accrued to the General Partner	$430,498	$629,013

The General Partner intends to reduce continuing monthly management fees during 2025 in connection with an accelerated wind-up.

Item 14. Principal Accountant Firm Fees and Services

Audit Fees

Aggregate billings for the fiscal year ended December 31, 2024 and 2023 for audit and interim review services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $45,500 and $59,093, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2024 and 2023, Boulay PLLP did not perform any assurance and related services that were reasonably related to the performance of the audit or interim reviews.

Tax Fees

Aggregate billings for the fiscal year ended December 31, 2024 and 2023, for tax preparation services provided to the Partnership by its principal accounting firm, Boulay PLLP amounted to $32,000 and $28,050, respectively.

All Other Fees

For the fiscal years ended December 31, 2024 and 2023, Boulay PLLP did not perform any management consulting or other services for the Partnership.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1.	Financial Statements

The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2024 and 2023

Statements of Income for the Years Ended December 31, 2024 and 2023

Statements of Partners’ Capital for the Years Ended December 31, 2024 and 2023

Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

3.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

3.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), and incorporated herein by reference.

3.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

3.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

3.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

3.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

3.8	Certificate of Limited Partnership dated November 20, 1987. Commission File 0-17686, filed March 22, 2013, and incorporated herein by reference.

4.1	Description of Securities, filed as exhibit 4.1 to the Annual Report on 10-K dated March 27, 2023, Commission File 0-17686, and incorporated herein by reference.

10.1	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, Commission File 33-18794, and incorporated herein by reference.

10.2	Renewal of Permanent Manager Agreement dated January 1, 2025.

31.1	Sarbanes Oxley Section 302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Statements of Income for the years ended December 31, 2024 and 2023, (iii) Statement of Cash Flows for the years ended December 31, 2024 and 2023, and (iv) Notes to the Financial Statements.

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
(principal executive officer and principal financial officer of the registrant)

By:	THE PROVO GROUP, INC., General Partner

By:	/s/ Bruce A. Provo
President, Chief Executive Officer and
Director of The Provo Group, Inc., the General Partner of the Partnership
(principal executive officer of the registrant)

Dated: April 15, 2025

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

Date: April 15, 2025

