Form 10-Q
period 2025-03-31
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2025-08-12
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of August 12, 2025 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
	(unaudited)

INVESTMENT PROPERTIES: (Note 2)

Land	$-	$-
Buildings	-	-
Accumulated depreciation	-	-

Net investment properties	-	-

Properties held for sale	-	-

OTHER ASSETS:

Cash and cash equivalents	782,336	842,114
Investments held in Indemnification Trust (Note 6)	523,959	514,687
Security deposits escrow	-	18,130
Rents and other receivables	-	-
Prepaid state income tax	-	10,222
Deferred closing costs	-	-
Prepaid insurance	-	-
Deferred charges, net	-	-
Total other assets	1,306,295	1,385,153

Total assets	$1,306,295	$1,385,153

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2025 and December 31, 2024

LIABILITIES AND PARTNERS’ CAPITAL

	March 31,	December 31,
	2025	2024
	(unaudited)
LIABILITIES:
Accounts payable and accrued expenses	$21,461	$17,866
Due to General Partner (Note 4)	166	166
Distributions payable (Note 7)	231,000	231,000

Total liabilities	252,628	249,032

CONTINGENCIES AND COMMITMENTS (Notes 5 and 6)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner (1993-Present)
Cumulative net income (retained earnings)	619,384	620,209
Cumulative cash distributions	(269,558)	(269,558)
Total general partners’ capital	349,826	350,651
Limited Partners (46,280.3 interests outstanding at March 31, 2025 and December 31, 2024)
Distributions payable	-	-
Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	67,684,907	67,766,535
Cumulative cash distributions	(105,499,304)	(105,499,304)
Total Limited Partners’ capital	1,544,071	1,625,699
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	1,053,668	1,136,121

Total liabilities and partners’ capital	$1,306,295	$1,385,153

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three Month Period Ended March 31, 2025 and 2024

	Three months ended
	March 31,	March 31,
	2025	2024
	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income (Note 2)	$-	$117,587
TOTAL OPERATING REVENUES	-	$117,587
EXPENSES:
Partnership management fees (Note 4)	20,000	45,000
Insurance	-	473
General and administrative	5,731	6,507
Advisory Board fees and expenses	750	750
Professional services	74,420	90,317
State income tax refund	(1,427)	-
Amortization	-	4,267
TOTAL OPERATING EXPENSES	99,474	147,314
OTHER INCOME
Other income	-	-
Other interest income	17,021	25,122
Gain on sale of property	-	-
TOTAL OTHER INCOME	17,021	25,122

NET (LOSS)	$(82,453)	$(4,605)
NET (LOSS) ALLOCATED - GENERAL PARTNER	$(825)	$(46)
NET (LOSS) ALLOCATED - LIMITED PARTNERS	$(81,628)	$(4,559)

Based on 46,280.3 interests outstanding: (Basic and diluted)
NET (LOSS) PER LIMITED PARTNERSHIP INTEREST	$(1.76)	$(0.10)

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Period Ended March 31, 2025 and 2024

	Three Months Ended
	31-Mar-25	31-Mar-24
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(82,453)	$(4,605)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation and amortization	-	4,267
Gain on sale of property	-	-
Changes in operating assets and liabilities:	-
Decrease in rents and other receivables	-	145,120
Decrease (increase) in security deposit escrow	18,130	(195)
Decrease in prepaid insurance	-	284
(Decrease) increase in accounts payable and accrued expenses	3,595	38,022
(Decrease) Increase in accrued state income tax	-	-
Prepaid state income tax	10,222	-
Prepaid rent	-	-
Deferred closing cost	-	(1,767)
Distributions payable	-	-
Security deposit refund	-	-
(Decrease) Increase in due to General Partner	-	-
Net cash from operating activities	(50,506)	181,126

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Proceeds from sale of Property, net	-	-
Interest applied to Indemnification Trust account	(9,272)	(21,373)
Indemnification Trust account withdrawal		-
Net cash provided from investing activities	(9,272)	(21,373)

CASH FLOWS (USED) IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	-	(234,495)
Cash distributions to General Partner	-	-
Net cash used in financing activities	-	(234,495)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,778)	(74,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	842,114	179,745
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$782,336	$105,003

Supplemental disclosure of cash flow information
Noncash investing activities
Distributions declared, not yet paid	$166	$1,109

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three Month Period Ended March 31, 2025 and 2024

	General Partner			Limited Partners
				Capital Contributions,
	Cumulative	Cumulative		Net of	Cumulative	Cumulative			Total
	Net	Cash		Offering	Net	Cash			Partners’
	Income	Distributions	Total	Costs	Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2024	$620,209	$(269,558)	$350,651	$39,358,468	$67,766,535	$(105,499,304)	$(840,229)	$785,470	$1,136,121
Net (Loss)	(825)	-	(825)	-	(81,628)	-	-	(81,628)	(82,453)
Distributions declared									-
BALANCE AT MARCH 31, 2025	$619,384	$(269,558)	$349,826	$39,358,468	$67,684,907	$(105,499,304)	$(840,229)	$703,842	$1,053,668

BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714
Net (Loss)	(46)	-	(46)	-	(4,559)	-	-	(4,559)	(4,605)
Distributions declared	-	(1,109)	(1,109)	-	-	-	-	-	(1,109)
BALANCE AT MARCH 31, 2024	$543,295	$(233,575)	$309,720	$39,358,468	$60,152,030	$(97,763,989)	$(840,229)	$906,280	$1,216,000

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

The Partnership is currently winding up its operations per the terms of Partnership Agreement (as defined below) as the Partnership’s term expired November 30, 2023 and at December 31, 2024 no longer owned any real property assets. The Partnership was in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”) since the late 1980’s. The Partnership sold its remaining eight Properties in the 2023 and 2024 fiscal years.

During the 2020 consent solicitation process, the Limited Partners approved two separate amendments to the Partnership Agreement. The amendments served to: (i) extend the term of the Partnership by three (3) years to November 30, 2023, and (ii) permit the General Partner to effect distributions at times that it deems appropriate, but no less often than semi-annually.

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners; as well as distributions of the Indemnification Trust to a Liquidating Trust for the ultimate benefit of the Limited Partners.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. INVESTMENT PROPERTIES:

As of March 31, 2024, the Partnership owned three Properties, all of which contained were fully constructed Wendy’s restaurants. Those remaining Properties were all located in South Carolina. Each of those Properties were sold in the fourth quarter of fiscal 2024, and therefore the Partnership did not own any Properties as of December 31, 2024 or March 31, 2025.

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners; as well as distributions of the Indemnification Trust to a Liquidating Trust for the ultimate benefit of the Limited Partners.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. TRANSACTIONS WITH GENERAL PARTNER AND ITS AFFILIATES:

Pursuant to the terms of the Permanent Manager Agreement (“PMA”) executed in 1993 and renewed for an additional two-year term as of January 1, 2025, the General Partner receives a base fee (the “Base Fee”) for managing the Partnership equal to four percent of gross receipts, subject initially to a minimum annual Base Fee. The PMA also provides that the Partnership is responsible for reimbursement of the General Partner for office rent and related office overhead (“Expenses”) up to an initial annual maximum of $13,250. Both the Base Fee and Expenses reimbursement are subject to annual Consumer Price Index based adjustments. Effective March 1, 2021, the General Partner elected to roll back the last five years of CPI increases to their 2016 level and suspend any future CPI adjustments for the base fee. Therefore, the minimum Base Fee was $272,316 annually in 2023. In addition, the maximum annual Expenses reimbursement remained at $23,256 and any potential future CPI adjustments had been suspended. Effective January 1, 2024, Management elected to reduce the Base Fee to $180,000 per year. And, subsequent to January 1, 2025, Management elected to reduce the Base Fee to $90,000 per year. The annual Expense reimbursement was also reduced from $1,938 per month to $1,500 per month for calendar years 2024 and 2025. The General Partner continues to evaluate these costs in light of the winding up of the Partnership.

Amounts paid and/or accrued to the General Partner and its affiliates for the three-month periods ended March 31, 2025 and 2024 are as follows:

	Incurred for the	Incurred for the
	Year Ended	Year Ended
	31-Mar-25	31-Mar-24
	(unaudited)	(unaudited)
General Partner
Management fees	$20,000	$45,000
Overhead allowance	4,500	4,500

Reimbursement for out-of-pocket expenses	-	-
Cash distribution	-	1,109
Amounts paid and/or accrued to the General Partner	$24,500	$50,609

At each of March 31, 2025 and December 31, 2024, $166 was payable to the General Partner.

As of March 31, 2025, Jesse Small, an Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership interests. Amounts paid to Mr. Small for his services as a member of the Advisory Board for the three-month period ended March 31, 2025 and 2024 are as follows:

	Three Month Period ended March 31, 2025	Three Month Period ended March 31, 2024
	(Unaudited)	(Unaudited)
Advisory Board Fees paid	$375	$375

At March 31, 2025 and December 31, 2024, there were no outstanding Advisory Board fees accrued and payable to Mr. Small. Subsequent to March 31, 2025, the Advisory Board was disbanded after consultation with its remaining members.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of March 31, 2025, TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

6. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, since inception of the Trust a total of $273,959 of interest earnings has been credited to the Trust as of March 31, 2025. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership. Alternatively, the General Partner may settle with the Partnership, with any such settlement to be submitted to, and approved through a Limited Partner consent solicitation, whereby the General Partner would assume all future exposures in exchange for a distribution of a portion of the undistributed, but taxed, General Partner taxable earnings to facilitate acceleration of the Partnership wind-up and allow for a final distribution to Limited Partners.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. LIMITED PARTNER STATE INCOME TAXES:

For the 2024 tax year, state income taxes will be paid on behalf of the Limited Partners to the state of South Carolina. These payments will be made payable during the second quarter of 2025 and are reflected on the balance sheet as “distributions payable.”

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the three-month period ended March 31, 2025 and the year ended December 31, 2024, there were no such transfers.

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

See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our significant accounting policies.

Investment Properties

Pursuant to a consent solicitation that concluded on October 15, 2020, the Partnership solicited and obtained the affirmative consent of limited partners holding more than a majority of the Partnership’s outstanding Interests to authorize the General Partner, to sell or market the Properties prior to November 30, 2023 if the General Partner determined such sale to be in the best interest of the Partnership and, upon the sale of all Properties, to commence an orderly liquidation, wind-up and dissolution of the Partnership. In connection with such consent, the limited partners approved a resolution granting the General Partner the authority to sell all or substantially all of the Partnership’s assets prior to November 30, 2023, and subsequently liquidate and dissolve the Partnership, without further approval from the limited partners.

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties. During the fiscal year ended December 31, 2024, the Partnership sold its remaining three Properties that were under marketing agreements prior to November 30, 2023. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners after evaluating potential claims predominately from unknown exposures that may be arise from matters such as nuisance. The General Partner is pursuing the establishment of a liquidating trust to be funded by the Indemnification Trust, which is controlled by the General Partner; allowing the tolling of applicable statute of limitations for all potential claims (if any) and eliminating certain on-going compliance costs of the Partnership (such as costs associated with filing reports with the SEC).

Net Loss

Net loss for the three-month period ended March 31, 2025 and 2024 was $82,453 and $4,605, respectively. Net loss per limited partnership interest for the three-month period ended March 31, 2025 and 2024 was $1.76 and $0.10, respectively. The increase in net loss for the three months ended March 31, 2025, compared to the net loss for the prior year period is primarily the result of the Partnership owning no Properties during the 2025 period and having no rental income during the 2025 period as compared to rental income of $117,587 during the first quarter of 2024.

Results of Operations

Operating Rental Income: Rental income for the three-month period ended March 31, 2025 and 2024 was $0 and $117,587, respectively. During the 2024 period rental income was comprised of monthly lease obligations. The Partnership sold its remaining Properties in the fourth quarter of 2024 and therefore did not generate any rental income during the 2025 period. The lack of operating rental income during the 2025 period was partially offset by a decrease in operating expenses during the 2025 period when compared to the 2024 period as generally described below.

General and Administrative Expense: General and administrative expenses for the three-month period ended March 31, 2025 and 2024 were $5,731 and $6,507, respectively. General and administrative expenses were comprised of office overhead expenses, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees and state income tax expenses. The decrease for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 is due primarily to our decreased operations and activities following the divestiture of all of our former Properties.

Professional Services: Professional services expenses for the three-month period ended March 31, 2025 and 2024 were $74,420 and $90,317, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 is due primarily to our decreased use of outside financial advisors and other professionals during the 2025 period as our operations are limited following the divestiture of all of our Properties and we continue to strive to curtail our reliance on outside service providers as part of our wind-up activities.

Management Fees: Management fee expenses for the three-month period ended March 31, 2025 and 2024 were $20,000 and $45,000, respectively. The decrease quarter over quarter was primarily the result of the General Partner electing to decrease the management fee payable to the General Partner during the 2025 calendar year.

Cash Flow Analysis

Net cash flows from operating activities for the three-month period ended March 31, 2025 and 2024 were $(50,506) and $181,126, respectively. The decrease is attributed primarily to the net loss during the 2025 period compared to net income realized in the prior year period when the Partnership owned and leased three Properties.

Cash flows used in investing activities for the three-month period ended March 31, 2025 and 2024 were $(9,272) and $(21,373), respectively.

For the three-month period ended March 31, 2025, the Partnership did not have any cash flows from or used in financing activities, whereas during the 2024 period it had net cash used in financing activities of $234,495 resulting from in-kind state income tax distributions made for the benefit of Limited Partners during that period.

Liquidity and Capital Resources

The Partnership’s cash and cash equivalent balance was $782,336 at March 31, 2025. This balance represents amounts deemed necessary to allow the Partnership to operate normally and continue its wind-up activities.

The Partnership’s principal demands for funds historically have been for the payment of expenses attendant to the ownership of real property assets, Partnership administration and distributions to limited partners. During 2024, after the sale of its remaining three Properties the Partnership distributed substantially all of the net sale proceeds to the Limited Partners. The Partnership has retained limited assets to administer its remaining wind-up activities, and after satisfying the Partnership’s remaining known current obligations the General Partner anticipates a distribution during the third or fourth quarter of 2025.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of March 31, 2025 the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3.	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Unaudited Condensed Statements of Income for the three month period ended March 31, 2025 and 2024, (iii) Unaudited Condensed Statement of Cash Flows for the three month periods ended March 31, 2025 and 2024, (iv) Unaudited Condensed Statements of Partners’ Capital for the three month periods ended March 31, 2025 and 2024, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Bruce A. Provo
Bruce A. Provo
(President and Chief Financial Officer, and Duly Authorized Officer of the Partnership)

Date: August 12, 2025

