Form 10-Q
period 2025-09-30
DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
filed 2025-11-14
CIK 825788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 11, 2025 the registrant had 46,280.3 units issued and outstanding.

TABLE OF CONTENTS

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
	(unaudited)

INVESTMENT PROPERTIES: (Note 2)

Land	$-	$-
Buildings	-	-
Accumulated depreciation	-	-

Net investment properties	-	-

Properties held for sale	-	-

OTHER ASSETS:

Cash and cash equivalents	83,844	842,114
Investments held in Indemnification Trust (Note 6)	533,962	514,687
Security deposits escrow	-	18,130

Prepaid state income tax	-	10,222

Prepaid fees	5,000	-

Total other assets	622,806	1,385,153

Total assets	$622,806	$1,385,153

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

September 30, 2025 and December 31, 2024

LIABILITIES AND PARTNERS’ CAPITAL

	September 30,	December 31,
	2025	2024
	(unaudited)
LIABILITIES:
Accounts payable and accrued expenses	$6,146	$13,551
Due to General Partner (Note 4)	-	166

Distributions payable (Note 7)	-	231,000

Total liabilities	6,146	244,717

CONTINGENCIES AND COMMITMENTS (Notes 5 and 6)	-	-

PARTNERS’ CAPITAL: (Notes 1 and 3)
General Partner (1993-Present)
Cumulative net income (retained earnings)	618,254	620,209
Cumulative cash distributions	(269,558)	(269,558)
Total General Partners’ capital	348,696	350,651
Limited Partners (46,280.3 units outstanding at September 30, 2025 and December 31, 2024)
Capital contributions	46,280,300	46,280,300
Offering costs	(6,921,832)	(6,921,832)
Cumulative net income (retained earnings)	67,573,029	67,766,535
Cumulative cash distributions	(105,823,304)	(105,494,989)
Total Limited Partners’ capital	1,108,193	1,630,014
Former General Partner (1987-1993)
Cumulative net income (retained earnings)	707,513	707,513
Cumulative cash distributions	(1,547,742)	(1,547,742)
Total former general partners’ capital	(840,229)	(840,229)

Total partners’ capital	616,660	1,140,436

Total liabilities and partners’ capital	$622,806	$1,385,153

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2025 and 2024

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Rental income	$-	$117,587	$-	$352,761
TOTAL OPERATING REVENUES	-	$117,587	-	352,761
EXPENSES:
Partnership management fees (Note 4)	22,500	45,000	67,500	135,000
Insurance	-	554	-	1,582
General and administrative	5,035	4,881	15,561	20,873
Advisory Board fees and expenses	(250)	750	1,000	2,250
Professional services	44,338	27,520	148,800	150,593
State income tax expense	-	-	(1,426)	-
Amortization	-	4,267	-	12,801
TOTAL OPERATING EXPENSES	71,623	82,972	$231,435	$323,099
OTHER INCOME
Other income	-	-	-	-
Other interest income	3,732	2,271	35,974	28,706

TOTAL OTHER INCOME	3,732	2,271	35,974	28,706

NET INCOME (LOSS)	$(67,891)	$36,886	$(195,461)	$58,368
NET INCOME (LOSS) ALLOCATED - GENERAL PARTNER	$(679)	$369	$(1,955)	$584
NET INCOME (LOSS) ALLOCATED - LIMITED PARTNERS	$(67,212)	$36,517	$(193,506)	$57,784

Based on 46,280.3 units outstanding: (Basic and diluted)
NET INCOME PER LIMITED PARTNERSHIP UNIT	$(1.45)	$0.79	$(4.18)	$1.25

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30, 2025	September 30,2024
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(195,461)	$58,368
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	-	12,801

Decrease in rents and other receivables	-	145,120
Decrease (increase) in security deposit escrow	18,130	(592)
Decrease in prepaid insurance	-	1,392
(Decrease) in accounts payable and accrued expenses	(7,405)	(195,604)
Increase in accrued state income tax	-	-
Prepaid state income tax	10,222	24,897
Prepaid fees	(5,000)	-
Decrease (Increase) in deferred closing costs	-	(17,762)

(Decrease) in due to General Partner	(166)	(29,214)
Net cash from operating activities	(179,680)	(594)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Interest applied to Indemnification Trust account	(19,275)	(22,699)
Indemnification Trust account withdrawal	-	120,000
Net cash provided from investing activities	(19,275)	97,301

CASH FLOWS USED IN FINANCING ACTIVITIES:
Cash distributions to Limited Partners	(559,315)	(234,495)
Cash distributions to General Partner	-	(1,060)
Net cash used in financing activities	(559,315)	(235,555)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(758,270)	(138,848)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	842,114	179,745
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,844	$40,897

Supplemental disclosure of cash flow information
Noncash investing activities	-	-
Distributions declared, not yet paid	$-	$166

The accompanying notes to the financial statements are an integral part of these statements.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF PARTNER’S CAPITAL (Unaudited)

For the Three and Nine Month Periods Ended September 30, 2025 and 2024

	General Partner			Limited Partners
				Capital Contributions,
	Cumulative	Cumulative		Net of		Cumulative			Total
	Net	Cash		Offering	Cumulative	Cash			Partners’
	Income	Distributions	Total	Costs	Net Income	Distribution	Reallocation	Total	Capital
BALANCE AT DECEMBER 31, 2024	$620,209	$(269,558)	$350,651	$39,358,468	$67,766,535	$(105,494,989)	$(840,229)	$789,785	$1,140,436
Net Income	(825)	-	(825)	-	(81,628)	-	-	(81,628)	(82,453)
Distributions declared	-	-	-	-	-	-	-	-	-
BALANCE AT MARCH 31, 2025	$619,384	$(269,558)	$349,826	$39,358,468	$67,684,907	$(105,494,989)	$(840,229)	$708,157	$1,057,983
Net Income	(451)	-	(451)	-	(44,666)	-	-	(44,666)	(45,117)
Distributions declared
BALANCE AT JUNE 30, 2025	$618,933	$(269,558)	$349,375	$39,358,468	$67,640,241	$(105,494,989)	$(840,229)	$663,491	$1,012,866
Net Income	(679)	-	(679)	-	(67,212)	-	-	(67,212)	(67,891)
Distributions declared	-	-	-	-	-	(328,315)	-	(328,315)	(328,315)
BALANCE AT SEPTEMBER 30, 2025	$618,254	$(269,558)	$348,696	$39,358,468	$67,573,029	$(105,823,304)	$(840,229)	$267,964	$616,660

BALANCE AT DECEMBER 31, 2023	$543,341	$(232,466)	$310,875	$39,358,468	$60,156,589	$(97,763,989)	$(840,229)	$910,839	$1,221,714
Net Income	(46)	-	(46)	-	(4,559)	-	-	(4,559)	(4,605)
Distributions declared	-	(1,109)	(1,109)	-	-	-	-	-	(1,109)
BALANCE AT MARCH 31, 2024	$543,295	$(233,575)	$309,720	$39,358,468	$60,152,030	$(97,763,989)	$(840,229)	$906,280	$1,216,000
Net Income	261	-	261	-	25,827	-	-	25,827	26,088
Distributions declared	-	(117)	(117)	-	-	-	-	-	(117)
BALANCE AT JUNE 30, 2024	$543,556	$(233,692)	$309,864	$39,358,468	$60,177,857	$(97,763,989)	$(840,229)	$932,107	$1,241,971
Net Income	369	-	369	-	36,517	-	-	36,517	36,886
Distributions declared	-	(166)	(166)	-	-	-	-	-	(166)
BALANCE AT SEPTEMBER 30, 2024	$543,925	$(233,858)	$310,067	$39,358,468	$60,214,374	$(97,763,989)	$(840,229)	$968,624	$1,278,691

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025 and 2026, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and assessing whether any additional Partnership assets are available for distribution to the Limited Partners from the liquidation of the Indemnification Trust.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. INVESTMENT PROPERTIES

As of September 30, 2024, the Partnership owned three Properties, all of which contained were fully constructed Wendy’s restaurants. Those remaining Properties were all located in South Carolina. Each of those Properties were sold in the fourth quarter of fiscal 2024, and therefore the Partnership did not own any Properties as of December 31, 2024 or September 30, 2025 and did not have rental income during the nine months ended September 30, 2025.

3. PARTNERSHIP AGREEMENT:

The Limited Partnership Agreement, as amended from time to time (collectively, the “Partnership Agreement”) was amended, effective as of October 20, 2020, to extend the term of the Partnership to November 30, 2023, or until dissolution prior thereto pursuant to the consent of the majority of the outstanding limited partnership units.

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties and during the fiscal year ended December 31, 2024 the General Partner caused the Partnership to dispose of its remaining three Properties. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership has, and expects continue to, focus on wind-up related activities in 2025 and 2026, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and assessing whether any additional Partnership assets are available for distribution to the Limited Partners from the liquidation of the Indemnification Trust.

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

Amounts paid and/or accrued to the General Partner and its affiliates for the three and nine month periods ended September 30, 2025 and 2024 are as follows:

	Incurred for the	Incurred for the	Incurred for the	Incurred for the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30,2024	September 30, 2025	September 30,2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General Partner
Management fees	$22,500	$45,000	$67,500	$135,000
Overhead allowance	4,500	4,500	13,500	13,500
Sales commissions	-	-	-	-
Reimbursement for out-of-pocket expenses	-	-	-	2,500
Cash distribution	-	166	-	1,392
Amounts paid and/or accrued to the General Partner	$27,000	$49,666	$81,000	$152,392

As of September 30, 2025, Jesse Small, a now former Advisory Board Member, beneficially owned greater than ten percent of the Partnership’s outstanding limited partnership units. Amounts paid to Advisory Board Members (including Mr. Small) for services as a member of the Advisory Board for the three and nine month periods ended September 30, 2025 and 2024 are as follows:

	Three Month Period ended September, 2025	Three Month Period ended September, 2024	Nine Month Period ended September, 2025	Nine Month Period ended September, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Advisory Board Fees Paid	$-	$750	$1,000	$2,250

During the quarter ended June 30, 2025, the Advisory Board was disbanded after consultation with its remaining members. No advisory fees were paid after the Advisory Board was disbanded. There initially were $250 of advisory board fees accrued for the month of June 2025, however, because those fees were not paid or payable after the disbandment of the Advisory Board, such accrual was reversed in the third quarter.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. CONTINGENT LIABILITIES:

According to the Partnership Agreement, TPG, as General Partner of the Partnership, may receive a disposition fee not to exceed three percent of the contract price on the sale of the properties of the Partnership and two affiliated publicly registered limited partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”), which was dissolved December 1998, and DiVall Income Properties 3 Limited Partnership, which was dissolved in December 2003 (“DiVall 3”), and together with the Partnership and DiVall 1, the “three original partnerships”). In addition, fifty percent of all such disposition fees earned by TPG were to be escrowed until the aggregate amount of recovery of the funds misappropriated from the three original partnerships by the former general partners was greater than $4,500,000. Upon reaching such recovery level, full disposition fees would thereafter be payable and fifty percent of the previously escrowed amounts would be paid to TPG. At such time as the recovery exceeded $6,000,000 in the aggregate, the remaining escrowed disposition fees were to be paid to TPG. If such levels of recovery were not achieved, TPG would contribute the amounts escrowed toward the recovery until the three original partnerships were made whole. In lieu of a disposition fee escrow, fifty percent of all such disposition fees previously discussed were paid directly to a restoration account and then distributed among the three original partnerships; whereby the three original partnerships recorded the recoveries as income. After the recovery level of $4,500,000 was exceeded, fifty percent of the total disposition fee amount paid to the three original partnerships recovery through the restoration account (in lieu of the disposition fee escrow) was refunded to TPG during March 1996. The remaining fifty percent amount allocated to the Partnership through the restoration account, and which was previously reflected as Partnership recovery income, may be owed to TPG if the $6,000,000 recovery level is met. As of September 30, 2025, TPG does not expect any future refund, as it is uncertain that such a $6,000,000 recovery level will be achieved.

6. PMA INDEMNIFICATION TRUST:

The PMA provides that TPG will be indemnified from any claims or expenses arising out of, or relating to, TPG serving in the capacity of general partner or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by TPG. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (the “Trust”) serving such purposes has been established at United Missouri Bank, N.A. The corpus of the Trust has been fully funded with Partnership assets. Funds are invested in U.S. Treasury securities. In addition, since inception of the Trust a total of approximately $284,000 of interest earnings has been credited to the Trust as of September 30, 2025. The rights of TPG to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by TPG of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against TPG and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that TPG shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine-month period ended September, 2025 and the year ended December 31, 2024, there were no such transfers.

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

On August 25, 2023, the General Partner adopted resolutions (a) determining that it is in the best interest of the Partnership to sell all or substantially all of the Partnership’s assets, and (b) providing that the General Partner will, upon the sale of such assets, liquidate and dissolve the Partnership in accordance with applicable law and the terms of the Partnership Agreement. In addition, the stated term of the Partnership ended on November 30, 2023, and, prior to that date the Partnership did not seek or obtain the consent of the limited partners to amend the Partnership Agreement to extend the Partnership’s term. As a result of the authority and authorization provided to the General Partner, and because the Partnership’s intended term lapsed on November 30, 2023, during the fiscal year ended December 31, 2023 the General Partner caused the Partnership to dispose of five of its now former Properties. During the fiscal year ended December 31, 2024, the Partnership sold its remaining three Properties that were under marketing agreements prior to November 30, 2023. Substantially all of the net proceeds from these sales were distributed to the Limited Partners in 2023 and 2024. The Partnership expects to focus on wind-up related activities in 2025, such as satisfying any remaining Partnership obligations, preparing and distributing requisite tax forms and notifications, and accessing whether any additional Partnership assets are available for distribution to the Limited Partners after evaluating potential claims predominately from unknown exposures that may be arise. The General Partner is pursuing the establishment of a liquidating trust to be funded by the Indemnification Trust, which is controlled by the General Partner; allowing the tolling of applicable statute of limitations for all potential claims (if any) and eliminating certain on-going compliance costs of the Partnership (such as costs associated with filing reports with the SEC).

Net Income and Loss

During the three-month period ended September 30, 2025 the Partnership incurred a net loss of $(67,891) whereas the Partnership had net income of $36,886 during the three-month period ended September 30, 2024. Net (loss) per limited partnership unit for the three-month period ended September 30, 2025 was $(1.45), and net income per limited partnership unit for the three-month period ended September 30, 2024 was $0.79.

Net (loss) for the nine-month period ended September 30, 2025 was $(195,461), whereas the Partnership had net income of $58,368 during the nine-month period ended September 30, 2024. Net (loss) per limited partnership unit for the nine-month period ended September 30, 2025 was $(4.18), and net income per limited partnership unit for the nine-month period ended September 30, 2024 was $1.25.

The primary reason for the Partnership experiencing a net loss in each of the three and nine month periods ended September 30, 2025 compared to the comparable periods in 2024 was that the Partnership owned no Properties during the 2025 periods and therefore had no rental income whereas the Partnership owned three Properties during the comparable periods in 2025 prior to their subsequent sale in the fourth quarter of 2024. However, the lack of rental income during the 2025 periods was partially offset by the overall decrease in expenses of the Partnership during the 2025 periods when compared to the 2024 periods.

Results of Operations

Three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024:

Operating Rental Income: The Partnership did not have rental income for the three-month period ended September 30, 2025, compared to rental income of $117,587 during the three-month period ended September 30, 2024. During the 2024 period rental income was comprised of monthly lease obligations. The Partnership sold its remaining Properties in the fourth quarter of 2024 and therefore did not generate any rental income during the 2025 period.

General and Administrative Expense: General and administrative expenses for the three-month period ended September 30, 2025 and 2024 were $5,035 and $4,881, respectively. General and administrative expenses were comprised of office overhead expenses, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, bank fees and state income tax expenses. The increase for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 is due primarily to administrative expenses incurred to process a distribution during the quarter ended September 30, 2025.

Professional Services: Professional services expenses for the three-month period ended September 30, 2025 and 2024 were $44,338 and $27,520, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The increase for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 is due primarily to our use of outside financial advisors and other professionals during the 2025 period, as well as increased costs for audit, tax and review of reports we file with the Securities and Exchange Commission. Otherwise, with our limited operations during our wind-up phase our operations are limited following the divestiture of all of our former Properties and we continue to strive to curtail our reliance on outside service providers as part of our wind-up activities.

Management Fees: Management fee expenses for the three-month period ended September 30, 2025 and 2024 were $22,500 and $45,000, respectively. The decrease quarter over quarter was primarily the result of the General Partner electing to decrease the management fee payable to the General Partner during the 2025 calendar year. The General Partner reduced the management fees to $5,000 per month effective October 1, 2025.

Nine-month period ended September 30, 2025, as compared to the nine -month period ended September 30, 2024:

Operating Rental Income: The Partnership did not have rental income for the nine-month period ended September 30, 2025, compared to rental income of $352,761 during the nine-month period ended September 30, 2024. During the 2024 period rental income was comprised of monthly lease obligations. The Partnership sold its remaining Properties in the fourth quarter of 2024 and therefore did not generate any rental income during the 2025 period.

General and Administrative Expense: General and administrative expenses for the nine-month period ended September 30, 2025 and 2024 were $15,561 and $20,873, respectively. General and administrative expenses were comprised of office overhead expenses, state/city registration and annual report filing fees, office supplies, printing costs, outside storage expenses, copying costs, postage and shipping expenses, website fees, and bank fees. The decrease for the nine-month period ended September 30, 2025 compared to the period ended September 30, 2024 is due primarily to our decreased operations and activities following the divestiture of all of our former Properties.

Professional Services: Professional services expenses for the nine-month period ended September 30, 2025 and 2024 were $148,800 and $150,593, respectively. Professional services expenses were primarily comprised of investor relations data processing, investor mailings processing, outsourced financial services, legal, auditing and tax preparation fees, and SEC report conversion and processing fees. The decrease for the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024 was less than expected due to the carryover of certain 2024 costs into 2025, and less than expected savings to the costs the Partnership incurred to prepare and review the reports the Partnership files with the Securities and Exchange Commission.

Management Fees: Management fee expenses for the nine-month period ended September 30, 2025 and 2024 were $67,500 and $135,000, respectively. The decrease period over period was primarily the result of the General Partner electing to decrease the management fee payable to the General Partner during the 2025 calendar year.

Cash Flow Analysis

Net cash flows (used in) operating activities for the nine-month period ended September 30, 2025 were $(179,680) compared to net cash (used in) operating activities of $(594) during the nine-month period ended September 30, 2024. The increase in cash used in operating activities is attributed primarily to the net loss during the 2025 period compared to net income realized in the prior year period when the Partnership owned and leased three Properties and had rental income and net income. Additionally, the Partnership’s decrease in its accounts payable and accrued expenses during the 2025 period when compared to the 2024 period contributed to the period-over-period increase in cash flows used in operating activities period-over-period.

Cash flows (used in) investing activities for the nine-month period ended September 30, 2025 were $(19,275) compared to net cash flows provided by investing activities of $97,301 during the nine-month period ended September 30, 2024. The 2024 amount represents the net interest earned on the Indemnification Trust account offset by a withdrawal from the Indemnification Trust to support state income tax payments made on behalf of Limited Partners, whereas the 2025 amount solely represents net interest earned on the Indemnification Trust account. The withdrawal was reimbursed in the fourth quarter of 2024.

Cash flows (used in) financing activities for the nine-month period ended September 30, 2025 were $(559,315) which consisted primarily of cash distributed to the Limited Partners. Cash flows (used in) financing activities for the nine-month period ended September 30, 2024 were $(235,555), which consisted of amounts used to satisfy state tax obligations for the benefit of Limited Partners during this period.

Liquidity and Capital Resources

The Partnership’s cash and cash equivalent balance was $83,844 at September 30, 2025. This balance represents a portion of the amount deemed necessary to allow the Partnership to operate normally and continue its wind-up activities.

The Partnership’s principal demands for funds historically have been for the payment of expenses attendant to the ownership of real property assets, Partnership administration and distributions to limited partners. During 2024, after the sale of its remaining three Properties the Partnership distributed substantially all of the net sale proceeds to the Limited Partners. The Partnership has retained limited assets to administer its remaining wind-up activities, and General Partner made a distribution during the third quarter of 2025 of approximately $7.00 per unit totaling $324,000, and, assuming no adverse claims are asserted against the Partnership which may need to be satisfied from Partnership assets, the General Partner intends to effect an additional distribution in the third quarter of 2026 of approximately $10 per unit utilizing amounts from the liquidation of the Indemnification Trust to the general funds of the Partnership. The balance will be used to satisfy or prepay professional fees for 2025 and 2026. A nominal self-insurance reserve will be escrowed with the General Partner to facilitate the Partnership’s dissolution in 2026, and final tax return preparation and K-1’s for 2026 as prepared and distributed in 2027.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Partnership is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Controls and Procedures

Controls and Procedures:

As of September 30, 2025, the Partnership’s management, including the persons performing the functions of the Partnership’s principal executive officer and principal financial officer, have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report were effective based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting:

There has been no change in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there are no material pending legal proceedings to which the Partnership is a party.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Listing of Exhibits

3.1	Certificate of Limited Partnership dated November 20, 1987, filed as Exhibit 3.7 to the Partnership’s Annual Report on Form 10-K filed March 22, 2013, Commission File 0-17686, and incorporated herein by reference.

4.1	Agreement of Limited Partnership dated as of November 20, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership’s Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

4.2	Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), Commission File 0-17686, and incorporated herein by reference.

4.3	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File 0-17686, and incorporated herein by reference.

4.4	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-17686, and incorporated herein by reference.

4.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File 0-17686, and incorporated herein by reference.

4.6	Amendment to Amended Agreement of Limited Partnership dated as of November 9, 2009, filed as Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q filed November 12, 2009, Commission File 0-17686, and incorporated herein by reference.

4.7	Amendment to Amended Agreement of Limited Partnership dated as of October 22, 2020, filed as Exhibit 4.7 to the Partnership’s Quarterly Report on Form 10-Q filed November 13, 2020, Commission File 0-17686, and incorporated herein by reference.

31.1	Sarbanes-Oxley Section 302 Certification

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets at September, 2025 and December 31, 2024, (ii) Unaudited Condensed Statements of Income for the three and nine month periods ended September, 2025 and 2024, (iii) Unaudited Condensed Statement of Cash Flows for the nine month periods ended September, 2025 and 2024, (iv) Unaudited Condensed Statements of Partners’ Capital for the nine month periods ended September, 2025 and 2024, and (v) Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

By:	/s/ Bruce A. Provo
Bruce A. Provo
(President and Chief Financial Officer, and Duly Authorized Officer of the Partnership)

Date: November 14, 2025

